Form 10-Q
period 1995-03-31
PAGES INC /OH/
filed 1995-06-02
CIK 354564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    FORM 10-Q

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended March 31, 1995

                                       OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-10475

                                   PAGES, INC.

Incorporated - Delaware                 I.R.S. Identification No. 34-1297143

              801 94th Avenue North, St. Petersburg, Florida 33702

                  Registrant's Telephone Number (813) 578-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X            NO   ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate  the  number of shares outstanding of each of the issuer's  classes  of
common   stock,   as  of  latest  practicable  date:  4,789,208  common   shares
outstanding, each without par value, as of May 10, 1995.

                          PAGES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1995 and December 31, 1994
                      ------------------------------------

ASSETS                                                                  1995           1994
                                                                     -----------    -----------
Current assets:
  Cash                                                               $    92,885    $   671,602
  Accounts receivable, net of allowance for
     doubtful accounts of $154,000 and $168,000, respectively         10,897,265     13,965,086
  Inventory                                                           33,514,804     33,014,774
  Prepaid expenses                                                     3,472,019      3,394,212
  Deferred income taxes                                                2,364,690      1,966,200
                                                                     -----------    -----------
            Total current assets                                      50,341,663     53,011,874
                                                                     -----------    -----------
Property and equipment:
  Buildings                                                            3,206,647      3,313,721
  Equipment                                                            5,986,578      5,696,782
                                                                     -----------    -----------
                                                                       9,193,225      9,010,503
         Less accumulated depreciation                                (3,353,431)    (3,014,424)
                                                                     -----------    -----------
                                                                       5,839,794      5,996,079
  Land                                                                   211,468        216,468
                                                                     -----------    -----------

         Total property and equipment                                  6,051,262      6,212,547
                                                                     -----------    -----------

Other assets:
  Assets held for disposition, net of allowance of
    $246,779 and $270,838, respectively                                1,219,579      1,195,520
  Cost in excess of net assets acquired, net of accumulated
     amortization of $354,783 and $312,345, respectively               6,302,510      5,903,553

Deferred income taxes                                                    153,200        153,200

Other                                                                  1,308,879      1,257,872
                                                                     -----------    -----------
                                                                       8,984,168      8,510,145
                                                                     -----------    -----------
                TOTAL ASSETS                                         $65,377,093    $67,734,566
                                                                     ===========    ===========

                             See accompanying notes

                          PAGES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1995 and December 31, 1994
                      ------------------------------------

LIABILITIES AND
STOCKHOLDERS' EQUITY                                                     1995            1994
                                                                     -----------    -----------
Current liabilities:
  Accounts payable                                                   $11,007,759    $10,887,683
  Short-term debt obligations                                         15,890,755     16,090,039
  Accrued liabilities                                                  1,951,945      2,678,058
  Accrued tax liabilities                                              3,224,349      3,248,821
  Deferred revenue                                                     5,996,156      6,139,486

  Current maturities on long-term debt
    obligations                                                          157,001        144,035

  Current maturities on capitalized lease
    obligations                                                           69,719         26,468
                                                                     -----------    -----------
    Total current liabilities                                         38,297,684     39,214,590
                                                                     -----------    -----------
Long-term obligations                                                  8,017,205      8,927,312
                                                                     -----------    -----------

Stockholder's Equity:
  Preferred shares: $.01 par value; authorized
   300,000 shares; none issued and outstanding
  Common shares: $.01 par value; authorized
    20,000,000 shares; issued 5,087,921 shares                            50,879         50,879
  Capital in excess of par value                                      22,489,048     22,489,048
  Foreign currency translation, net of ta x                             (209,188)      (400,295)
  Accumulated deficit                                                 (3,027,412)    (2,305,845)
                                                                     -----------    -----------
                                                                      19,303,327     19,833,787
  Less 298,713 shares of common stock in
    treasury, at cost                                                   (241,123)      (241,123)
                                                                     -----------    -----------
  Total stockholders' equity                                          19,062,204     19,592,664
                                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $65,377,093     $67,734,56
                                                                     ===========    ===========


                             See accompanying notes

                          PAGES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1995 and 1994
               --------------------------------------------------


                                                                         1995          1994
                                                                     -----------    -----------
Revenues                                                             $19,647,566    $19,370,192
                                                                     -----------    -----------
Costs and expenses:
  Cost of goods sold                                                  11,545,038     11,256,891
  Selling, general and administrative                                  8,234,159      7,089,381
  Interest                                                               555,474        340,869
  Depreciation and amortization                                          384,462        342,017
  Foreign exchange                                                                        1,791
                                                                     -----------    -----------

                                                                      20,719,133     19,030,949
                                                                     -----------    -----------
Income/(loss) before income taxes                                     (1,071,567)       339,243

Benefit/(provision) for income taxes                                     350,000       (128,000)
                                                                     -----------    -----------
    NET INCOME/(LOSS)                                                $  (721,567)   $   211,243
                                                                     ===========    ===========
Income/(loss) per common and
  common equivalent share                                            $     (0.15)   $      0.04
                                                                     ===========    ===========
Weighted average common and common
  equivalent shares outstanding                                        4,789,000      5,831,000
                                                                     ===========    ===========













                             See accompanying notes

                          PAGES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1995 and 1994
               --------------------------------------------------

                                                                         1995          1994
                                                                    ------------   ------------
Cash flows from operating activities:
  Net (loss)/income                                                 $   (721,567)  $    211,243
                                                                    ------------   ------------
Adjustments to reconcile net (loss)/income
  to cash provided by operating activities:
  Depreciation and amortization                                          384,462        342,017
  Deferred income taxes                                                 (350,000)       128,000
  Foreign exchange                                                                        1,791

Changes in assets and liabilities, net of effect of acquisition by children's literature segment 1995:

(Increase) decrease in assets:
  Accounts receivable                                                  3,525,278      3,473,744
  Inventory                                                             (157,896)    (2,194,886)
  Prepaid expenses and other assets                                      (16,642)      (290,260)

Increase (decrease) in liabilities:
  Accounts payable and accrued liabilities                              (631,754)    (1,323,598)
  Deferred revenue                                                      (493,330)       (55,775)
                                                                    ------------   ------------
    Total adjustments                                                  2,260,118         81,033
                                                                    ------------   ------------
       Net cash provided by operating activities                       1,538,551        292,276
                                                                    ------------   ------------
Cash flows from investing activities:
  Payments for purchases of property and equipment                      (172,765)      (137,666)
  Payment for acquisition by children's literature segment              (733,000)
                                                                    ------------   ------------
       Cash used in investing activities                                (905,765)      (137,666)
                                                                    ------------   ------------
Cash flows from financing activities:
  Proceeds from debt obligations                                      19,247,563     11,610,589
  Principal payments on debt and lease obligations                   (20,450,148)   (11,734,371)
                                                                    ------------   ------------
       Cash used in financing activities                              (1,202,585)      (123,782)
                                                                    ------------   ------------
  Effect of exchange rate changes on cash                                 (8,918)       (44,066)
                                                                    ------------   ------------
  Decrease in cash                                                      (578,717)       (13,238)
  Cash, beginning of period                                              671,602        299,717
                                                                    ------------   ------------
  Cash, end of period                                               $     92,885   $    286,479
                                                                    ============   ============

                             See accompanying notes

                                   PAGES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated financial statements have not been audited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented, after elimination of all material intercompany accounts and transactions. All adjustments are of a normal and recurring nature. The consolidated group will be collectively referred to as "the Company". The operations of School Book Fairs, Inc. ("SBF") are the Company's
children's literature business segment and the operations of Clyde A. Short Company, Inc. ("CAS") are the Company's incentive/recognition awards business segment.

      The  Company's  business segments are highly seasonal with the  children's
literature  business  cycle  closely  correlating  the  school  year   and   the
incentive/recognition awards business skewed toward the end of a calendar year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------
      During the Spring of 1993, the Company was advised that the Internal Revenue Service ("IRS") may assess additional income taxes in connection with the examination of the tax returns of School Book Fairs and its affiliates for the fiscal years ending July 31, 1989, 1990, and 1991. In June 1993, the Company recorded a $2 million adjustment to its purchase price allocation of SBF assets, which increased the cost in excess of assets acquired (i.e. - goodwill) and recorded a corresponding increase in accrued tax liabilities and related costs. The IRS has notified the Company that the significant issues being examined relate to the transfer of assets between related companies during fiscal 1989, interest imputed on intercompany accounts during fiscal 1989, 1990 and 1991 and rent deductions taken on certain rental properties in fiscal 1989, 1990 and 1991.

     In December 1994, the IRS notified the Company of its preliminary intent to make adjustments to taxable income related to these issues. If the notice of proposed adjustments becomes a final assessment and the assessment is ultimately sustained, it could generate a tax liability of as much as approximately $5.2 million, exclusive of interest and penalties. The Company believes the IRS' position regarding the proposed adjustments to taxable income for the value of assets transferred and related impact on intercompany interest is substantially overstated. Accordingly, although no formal assessment has been received from the IRS, the Company intends to vigorously defend its position against such proposed adjustments, including litigation, if necessary. The Company is unable to determine the ultimate outcome of this uncertainty and accordingly, has not provided for any additional amounts in excess of the $2 million relating to this proposed assessment in the March 31, 1995 financial statements.

     On February 28, 1995, John Minnick d/b/a Minnick Capital Management filed a class action suit in the United States District Court, Middle District of Florida, Tampa Division on behalf of all persons who sold PAGES, Inc. common stock between 11:49 a.m., January 9, 1995 and January 16, 1995, against PAGES, Inc. and corporate officers S. Robert Davis, Richard A. Stimmel and Charles A. Davis alleging that those defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by selectively disclosing only adverse information while in possession of material non-public positive information about the Company during the period between January 9 and January

16,  1995.   The  action  seeks class certification, a  judgment  declaring  the conduct to be in violation of the law, an award of unspecified damages and interest, costs attorneys' fees and expert witness fees and costs along with such other further relief as the court deems proper or just. The Company and the other defendants deny any wrongdoing and intend to vigorously defend the action.

THREE MONTHS ENDED MARCH 31, 1995, COMPARED TO THREE MONTHS ENDED MARCH 31, 1994
- --------------------------------------------------------------------------------
       Consolidated revenues for the three months ended March 31, 1995, approximated $19.6 million compared to approximately $19.4 million for the three months ended March 31, 1994, an increase of 1% or approximately $200,000. The Company's children's literature segment accounted for approximately $14.8 million of revenues for the three months ended March 31, 1995, compared to approximately $13.6 million of revenues for the three months ended March 31,
1994,  an  increase  of  9%  or approximately  $1.2 million.   The  increase  in
revenues is principally attributable to the current quarter including revenues from the operations of third quarter 1994 acquisitions, as well as revenues from the operations of an acquisition in January 1995.

      International revenues in U.S. dollars associated with the children's literature business segment approximated $3.8 million for the three months ended March 31, 1995, compared to approximately $4.1 million of revenues for the three months ended March 31, 1994. In local currencies, international revenues for the 1995 period decreased 11% over the comparable 1994 period, however, due to foreign currency fluctuations, the U.S. dollar revenues from foreign operations were down approximately 7%. The decline in international revenues is principally attributable to lower revenues per event in the elementary school market as well as the purposeful postponement of preschool events in the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994.

      The Company's incentive/recognition awards business segment accounted for approximately $4.8 million in revenues for the three months ended March 31, 1995, compared to $5.7 million in revenues for the three months ended March 31, 1994, a decrease of 16% or approximately $900,000. The decline is principally attributable to a decrease in volume on certain existing customers coupled with delayed redemption on new accounts. The majority of revenues generated by the incentive/recognition awards business segment are from the sale of products, and revenues from services are insignificant.

      Consolidated cost of goods sold was approximately $11.5 million for the three months ended March 31, 1995, compared to approximately $11.3 million for the three months ended March 31, 1994, an increase of 2.5% or approximately $200,000. The Company's children's literature business segment accounted for approximately $8.7 million of consolidated cost of goods sold for the three months ended March 31, 1995, compared to approximately $8 million for the three months ended March 31, 1994, an increase of 9% or approximately $700,000. The increase in cost of goods sold was due to the increase in revenues. As a percentage of revenues from the children's literature business segment, cost of goods sold increased by 0.5% to 58.8% during the first quarter of 1995 compared to 58.3% for the same period in 1994.

      The Company's incentive/recognition awards business segment accounted for approximately $2.8 million of consolidated cost of goods sold for the three months ended March 31, 1995 compared to approximately $3.3 million for the three months ended March 31, 1994, a decrease of 14% or approximately $500,000. The decline in cost of goods sold was attributable to the decline in revenues. As a percentage of revenues from the incentive/recognition awards business segment, cost of goods sold increased 1.2% to 58.7% in 1995, from 57.5% in 1994. The increase in cost of goods sold is principally attributable to a change in product mix.

     Consolidated selling, general, and administrative expense was approximately $8.2 million for the three months ended March 31, 1995, compared to approximately $7.1 million for the three months ended March 31, 1994, an increase of 16% or approximately $1.1 million. Selling, general, and administrative expense associated with the Company's children's literature business segment was approximately $6 million for the three months ended March 31, 1995, compared to $4.7 million for the three months ended March 31, 1994, an increase of 28% or approximately $1.3 million. The increase is attributable to incurring selling, general, and administrative costs associated with late 1994 and early 1995 children's literature business segment acquisitions. Additionally, the children's literature business segment incurred selling, general and administrative expenses as a result of a change in the historical channels of product distribution and additional costs incurred to support higher revenue levels that did not materialize.

      Selling, general, and administrative expense associated with the Company's incentive/recognition awards business segment was approximately $2 million for the three months ended March 31, 1995, compared to approximately $2.2 million for the three months ended March 31, 1994, a decrease of 9% or approximately $200,000. The decrease in selling, general, and administrative expense is primarily due to a reduction in promotional costs incurred during the three months ended March 31, 1995.

      The Company continues to implement its re-engineering efforts aimed at reducing operating costs at both business segments. Full time staffing levels at May 12, 1995, have been reduced by approximately 45 personnel or 14% from year-end levels. The Company continues to review its product lines and channels of distribution for additional cost savings.

     Consolidated general corporate and administrative expense was approximately $188,000 for the three months ended March 31, 1995, compared to $184,000 for the three months ended March 31, 1994, an increase of 2% or approximately $4,000.

      Consolidated interest expense was approximately $555,000 for the three months ended March 31, 1995, compared to $341,000 for the three months ended March 31, 1994, an increase of 63% or $214,000. During the 1995 period, the children's literature business segment had higher levels of borrowings at significantly higher interest rates. The higher levels of borrowings resulted from seasonal needs, acquisitions and business expansion.

      Consolidated depreciation and amortization expense was approximately $384,000 for the three months ended March 31, 1995, compared to $342,000 for the three months ended March 31, 1994, an increase of 12% or approximately $42,000. The increase in depreciation and amortization expense was primarily due to acquisitions made in the children's literature business segment during the third quarter of 1994 and the first quarter of 1995 which increased depreciable assets.

      The  income  tax  benefit for the three months ended March  31,  1995  was
$350,000.   The  current  period benefit is based on the  Company's  anticipated annual effective tax rate.

      Earnings (loss) per common and common equivalent share decreased to a loss of $0.15 for the three months ended March 31, 1995, compared to earnings of $0.04 for the three months ended March 31, 1994. The decrease in per share amounts was attributable to approximately a $1 million decrease in earnings and a 1,402,000 decrease in the weighted average common and common equivalent shares used to compute per share amounts. The decrease in common equivalent shares was attributable to the exclusion of such common stock equivalents when they are anti-dilutive and was somewhat offset by additional shares issued in the August, 1994 stock offering.

THREE MONTHS ENDED MARCH 31, 1994, COMPARED TO THREE MONTHS ENDED MARCH 31, 1993
- --------------------------------------------------------------------------------
       Consolidated revenues for the three months ended March 31, 1994, approximated $19.4 million compared to approximately $17.6 million for the three months ended March 31, 1993, an increase of 10% or approximately $1.8 million. The Company's children's literature business segment accounted for approximately $13.6 million of revenues for the three months ended March 31, 1994, compared to approximately $13.3 million of revenues for the three months ended March 31, 1993, an increase of 2% or approximately $300,000. Although revenues were up, they were up less than anticipated due to an unusually harsh winter and a series of natural disasters, which caused numerous school closings, and due to the timing of the Easter-Spring holiday vacation at the end of the first quarter. In the prior fiscal year, the Easter-Spring holiday vacation fell in the second quarter ended June 30, 1993.

      International revenues in U.S. dollars associated with the children's literature business segment were approximately $4.1 million for each of the three months ended March 31, 1994 and 1993. In local currencies, international revenues for the 1994 period increased by 1.6% over the comparable 1994 period; however, due to foreign currency fluctuations, the U.S. dollar revenues from foreign operations were approximately even with the same quarter last year.

      The Company' incentive/recognition awards business segment accounted for approximately $5.7 million of revenues for the three months ended March 31, 1994, compared to $4.3 million of revenues for the three months ended March 31, 1993, an increase of 33% or approximately $1.4 million. During the second quarter ended June 30, 1993, the Company expanded its customer base and recognition awards business through a marketing alliance with L.G. Balfour Company, Inc. (a manufacturer of emblematic jewelry). The expanded customer base and awards business was principally responsible for the increase in revenues. The majority of revenues generated by the incentive/recognition awards business segment are from the sale of products, and revenues from services are insignificant.

      Consolidated cost of goods sold was approximately $11.3 million for the three months ended March 31, 1994, compared to approximately $10.4 million for the three months ended March 31, 1993, an increase of 8.7% or approximately $0.9 million. The Company's children's literature business segment accounted for approximately $8 million of costs of goods sold for the three months ended March 31, 1994, compared to approximately $7.8 million for the three months ended March 31, 1993, an increase of 2% or approximately $200,000. As a percentage of revenues from the children's literature business segment, cost of goods sold remained relatively constant for the two periods, registering 58.9% during the 1994 period compared to 58.8% during the 1993 period.

      The Company's incentive/recognition awards business segment accounted for approximately $3.3 million of cost of goods sold for the three months ended

March  31,  1994,  compared to approximately $2.6 million for the  three  months ended March 31, 1993, an increase of 27% or approximately $700,000. The increase in cost of goods sold was attributable to the increase in revenues. As a percentage of revenues from the incentive/recognition awards business segment, cost of goods sold improved 3.6% to 57.5% in 1994 from 61.1% in 1993. The 3.6% decrease in cost of goods sold is principally attributable to the change in client redemption patterns.

     Consolidated selling, general, and administrative expense was approximately $7.1 million for the three months ended March 31, 1994, compared to approximately $6.4 million for the three months ended March 31, 1993, an increase of 11% or approximately $700,000. Selling, general, and administrative expense associated with the Company's children's literature business segment was approximately $4.7 million for the three months ended March 31, 1994, compared to approximately $4.4 million in the comparable period for 1993, an increase of 6.8% or approximately $300,000. The 1994 period financial statements reflect additional selling and general expenses associated with the expansion and development of product lines, all relating to a concerted effort by the Company to increase its market share.

      Selling, general, and administrative expense associated with the Company's incentive/recognition awards business segment was approximately $2.2 million for the three months ended March 31, 1994, compared to approximately $1.8 million for the three months ended March 31, 1993, an increase of 22% or approximately $400,000. Selling, general, and administrative expense for the 1994 period attributable to the incentive/recognition awards business increased as a result of addition expenses incurred in connection with the previously mentioned expansion of customer base and expansion of the incentive/recognition awards business, sales commissions, and the cost of additional sales support, administrative, and warehousing personnel. Selling, general, and administrative expense decreased from 41.8% of revenues for the three months ended March 31, 1994, to 38.5% for the three months ended March 31, 1993.

     Consolidated general corporate and administrative expense was approximately $184,000 for the three months ended March 31, 1994, compared to $199,000 for the three months ended March 31, 1993, a decrease of 7.5% or $15,000.

      Consolidated interest expense was approximately $341,000 for the three months ended March 31, 1994, compared to $266,000 for the three months ended March 31, 1993, and increase of 28.2% or $75,000. During the 1994 period, both business segments had higher levels of borrowings at slightly higher interest rates. The higher levels of borrowings resulted from seasonal needs and business expansion.

      Consolidated depreciation and amortization expense was approximately $342,000 for the three months ended March 31, 1994, compared to $292,000 for the three months ended March 31, 1993, an increase of 17% or approximately $50,000. The increase in depreciation and amortization expense was primarily due to acquisitions made in the children's literature business segment during second through fourth quarters of 1993, which increased depreciable assets. Additionally, the Company's Consolidated Financial Statements for the three months ended March 31, 1994, includes the amortization of the $2 million of costs in excess of net assets acquired associated with the School Book Fairs purchase price adjustment which was recorded in the three months ended June 30, 1993.

      Consolidated income before income taxes was approximately $339,000 for the three months ended March 31, 1994, compared to $190,000 for the comparable period in 1993, an increase of 78% or approximately $149,000.

      The income tax provision was $128,000 for the three months ended March 31, 1994, compared to a tax provision of $68,000 for the three months ended March 31, 1993, an increase of 88% or $60,000, reflecting the anticipated additional taxes associated with the Company's additional earnings.

      Net income (after provision for income taxes) was approximately $211,000 for the first three months ended March 31, 1994, as compared to approximately $122,000 for first three months ended March 31, 1993, an increase of 73% or approximately $89,000. Earnings per common and common equivalent share increased to $0.04 in 1994, from $0.03 in 1993.

LIQUIDITY AND CAPITAL RESOURCES:
- --------------------------------
      The Company's primary sources of liquidity have been cash generated from operating activities from both of its business segment, and amounts available under its existing credit facilities. The Company's primary uses of funds consist of financing inventory and receivables for both business segments, with the funding of acquisitions as a secondary use.

      The following table presents a summary of the Company's cash flows (in thousands) for the three months ended March 31, 1995 and 1994:

                                                                    Three Months   Three Months
                                                                       Ended           Ended
                                                                      March31,       March 31,
                                                                        1995           1994
                                                                    ------------   ------------
Cash provided by operating activities                               $      1,539   $        292

Capital expenditures, net                                                   (173)          (138)

Net borrowings on debt obligations                                        (1,203)          (124)

Payment for business acquisitions                                           (733)            -

Other                                                                         (9)           (43)
                                                                    ------------   ------------
Net decrease in cash                                                $       (579)  $        (13)
                                                                    ============   ============


      The Company has a $25 million revolving credit facility which consists of the following: a $6 million short-term credit line ($1,570,289 unused at March 31, 1995) for use in the incentive/recognition awards business (the "CA Short Line"), a $7 million short-term credit line ($487,029 unused at March 31, 1995) for use in the children's literature business (the "School Book Fairs Line"), a $9.5 million line ($2,784,217 unused at March 31, 1995) for acquisitions and for working capital (the "Acquisition Line") and a $2.5 million short term note obtained in July 1994 for use in funding an acquisition (the "Time Credit").

The CA Short Line and School Book Fairs Line are due in full on June 1, 1995, subject to annual renewal. The Time Credit is due in full on June 30, 1995 and the Acquisition Line is due on June 1, 1996. Additionally, the Company has a $2.8 million credit facility in the United Kingdom ($388,677 unused at March 31,
1995) for use in its children's literature business. The United Kingdom facility is payable on demand.

      The Company anticipates that operating cash flows during the next twelve months, coupled with the renewal or extension of short-term credit facilities will cover operating expenditures and meet the current maturities on long-term obligations. The Company has no reason to believe existing short-term credit facilities will not be renewed or extended. The Company does not anticipate any material expenditures for property, plant and equipment during the next twelve months.

SEASONALITY:
- ------------
      Both of the Company's business segments are highly seasonal with the children's literature cycle closely correlating the school year and the incentive awards business skewed towards the end of a calendar year. Due to the seasonality of its businesses, the Company experiences negative cash flow during the summer months. Further, in order to build its inventory for its fall sales, the Company's borrowings increase over the summer and generally peak during late fall. As a result of the Company's seasonality, inventory and receivables reach peak levels during the months of October through December.

                                     PART II

ITEM 1:   LEGAL PROCEEDINGS
- -------
          The description of the legal proceedings included in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I of this report is incorporated herein by reference.

ITEM 5:   OTHER INFORMATION
- -------
          The Company has discontinued discussions with respect to a possible sale of the Company. However, the Company will continue from time to time to explore possible business combinations, strategic alliances and acquisitions when and should such opportunities arise.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
- -------
          (a)  Exhibit Number 11
               Computation of Earnings Per Share
          (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1995.

                                    Signature
                                    ---------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PAGES, INC.
                                   Registrant



Date:  May 12, 1995                By:           R.A. STIMMEL
       ------------                     ----------------------------
                                          R.A. Stimmel, President
                                          and Principal Financial Officer

                                   EXHIBIT II
                          PAGES, INC. AND SUBSIDIARIES
                        COMPUTATION OF PER SHARE EARNINGS

                                                                    Three Months    Three Months
                                                                        Ended          Ended
                                                                       March 31,      March 31,
                                                                        1995           1994
                                                                    ------------   ------------
Primary:
Weighted average number of
  common shares outstanding                                            4,789,000      3,531,000

Adjustment for stock options
  which have a dilutive effect
  based upon the average market
  price for common stock:
  Add dilutive effect                                                     -           2,938,000
  Deduct shares that could be
    repurchased from the proceeds
    of dilutive options                                                   -            (638,000)
                                                                    ------------   ------------
Weighted average common and
  common equivalent shares                                             4,789,000      5,831,000
                                                                    ============   ============
Net (loss)/income                                                   $   (721,567)  $    211,243
Earnings adjustment (20% rule)                                                           -
                                                                    ------------   ------------
Net income for computation purposes                                 $   (721,567)  $    211,243
                                                                    ============   ============
Earnings per common and
    common  equivalent  share                                       $      (0.15)  $      0.04
                                                                    ============  ============
Fully Diluted:
Weighted average number of
  common shares outstanding                                            4,789,000      3,531,000

Adjustment for stock options
  which have a dilutive effect
  based upon the market price
  for common stock at end of period:
  Add dilutive stock options                                              -           2,938,000
  Deduct shares that could be
    repurchased from the proceeds
    of the dilutive options                                               -            (638,000)
                                                                     -----------   ------------
Fully diluted shares                                                   4,789,000      5,831,000
                                                                     ===========   ============
Net (loss)/income                                                    $  (721,567)  $    211,243
Earnings adjustment (20% rule)                                                           -
                                                                     -----------   ------------
Net (loss)/income for computation purposes                           $  (721,567)  $    211,243
                                                                     ===========   ============
Earnings per common and common
  equivalent share assuming full
     dilution                                                        $     (0.15)  $       0.04
                                                                     ===========   ============