Form 10-Q
period 1995-06-30
PAGES INC /OH/
filed 1995-08-10
CIK 354564

UNITED STATES
	       SECURITIES AND EXCHANGE COMMISSION
		    Washington, D.C.  20549

			   FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
	     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended June 30, 1995

			       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
	     OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-10475


			  PAGES, INC.

Incorporated  -  Delaware        I.R.S.  Identification  No.  34-
1297143

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

YES    X       NO


	     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date: 5,048,131 common  shares  outstanding, each with $0.01  par  value,  as  of
August 8,  1995.
		       PAGES, INC. AND SUBSIDIARIES
		       CONSOLIDATED BALANCE SHEETS
		   June 30, 1995 and December 31, 1994
		   -----------------------------------

ASSETS                                                    1995            1994
						    -----------     -----------
Current Assets:
  Cash                                              $   365,960     $   671,602
  Accounts receivable, net of allowance
   for doubtful accounts of $123,000
   and $168,000, respectively                         6,400,623      13,965,086
  Inventory                                          29,237,194      33,014,774
  Prepaid expenses                                    3,567,641       3,394,212
  Deferred income taxes                               2,478,734       1,966,200
						    -----------     -----------
	 Total current assets                        42,050,152      53,011,874
						    -----------     -----------

Property and equipment:
  Buildings                                           4,035,673       3,313,721
  Equipment                                           6,133,464       5,696,782
						    -----------     -----------
						     10,169,137       9,010,503
    Less accumulated depreciation                    (3,665,817)     (3,014,424)
						    -----------     -----------
						      6,503,320       5,996,079
  Land                                                  631,468         216,468
						    -----------     -----------
    Total property and equipment                      7,134,788       6,212,547

Other assets:
  Assets held for disposition, net
   of allowance $270,838                                              1,195,520
  Cost in excess of net assets acquired,
   net of accumulated amortization of
   $398,033 and $312,345, respectively                6,286,912       5,903,553

Deferred income taxes                                   153,200         153,200

Other                                                 1,270,712       1,257,872
						    -----------     -----------
						      7,710,824       8,510,145
						    -----------     -----------

TOTAL ASSETS                                        $56,895,764     $67,734,566
						    -----------     -----------
						    -----------     -----------

			 See accompanying notes.


		       PAGES, INC. AND SUBSIDIARIES
		       CONSOLIDATED BALANCE SHEETS
		   June 30, 1995 and December 31, 1994
		   -----------------------------------

LIABILITIES AND
STOCKHOLDERS' EQUITY                                      1995            1994
						    -----------     -----------
Current liabilities:
 Accounts payable                                   $ 5,143,086     $10,887,683
 Short-term debt obligations                         14,785,935      16,090,039
 Accrued liabilities                                  1,304,683       2,678,058
 Accrued tax liabilities                              3,217,901       3,248,821
 Deferred revenue                                     5,914,985       6,139,486
 Current installments on long-term debt
  obligations                                           159,594         144,035
 Current installments on capitalized lease
  obligations                                            61,636          26,468
						    -----------     -----------

     Total current liabilities                       30,587,820      39,214,590
						    -----------     -----------


Long-term obligations                                 7,924,221       8,927,312
						    -----------     -----------


Stockholder's Equity:
 Preferred shares: $.01 par value; authorized
  300,000 shares; none issued and outstanding
 Common shares; $.01 par value; authorized
  20,000,000 shares; issued 5,143,621 and
  5,087,921 shares, respectively                         51,436          50,879
 Capital in excess of par value                      22,537,507      22,489,048
 Foreign currency translation, net of tax              (273,198)       (400,295)
 Accumulated deficit                                 (3,726,542)     (2,305,845)
						    -----------     -----------
						     18,589,203      19,833,787

 Less 298,713 shares of common stock in
  treasury, at cost                                    (241,123)       (241,123)
						    -----------     -----------

 Total stockholders' equity                          18,348,080      19,592,664
						    -----------     -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $56,895,764     $67,734,566
						    -----------     -----------
						    -----------     -----------

			 See accompanying notes.



		       PAGES, INC. AND SUBSIDIARIES
		  CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months and the six months ended June 30, 1995
       -----------------------------------------------------------
       and the three months and the six months ended June 30, 1994
       -----------------------------------------------------------

			       Three Months               Six Months
			    ------------------------   -----------------------
				   1995         1994          1995        1994
			    -----------  -----------   ----------- -----------

Revenues                    $17,657,526  $15,899,769   $37,305,092 $35,269,961
			    -----------  -----------   ----------- -----------

Costs and expenses:
 Cost of goods sold          10,362,886    9,263,484    21,907,924  20,520,375
 Selling, general and
  administrative              7,245,732    6,624,633    15,479,891  13,714,014
 Interest                       504,949      402,503     1,060,423     743,372
 Depreciation and
  amortization                  393,119      342,115       777,581     684,132
 Foreign exchange                   (30)      (1,405)          (30)        386
			    -----------  -----------   ----------- -----------
			     18,506,656   16,631,330    39,225,789  35,662,279
			    -----------  -----------   ----------- -----------

Loss before income
 taxes                         (849,133)    (731,561)   (1,920,697)   (392,318)


Income tax benefit              150,000      273,000       500,000     145,000
			    -----------  -----------   ----------- -----------

     NET LOSS               $  (699,133) $  (458,561)  $(1,420,697)$  (247,318)
			    -----------  -----------   ----------- -----------
			    -----------  -----------   ----------- -----------


Loss per common and
 common equivalent
 share                      $     (0.15) $     (0.13)  $     (0.30)$     (0.07)
			    -----------  -----------   ----------- -----------


Weighted average common
 and common equivalent
 shares outstanding           4,806,000    3,531,000     4,797,000   3,531,000
			    -----------  -----------   ----------- -----------
			    -----------  -----------   ----------- -----------

			 See accompanying notes.




		       PAGES, INC. AND SUBSIDIARIES
		  CONSOLIDATED STATEMENTS OF CASH FLOWS
	     For the six months ended June 30, 1995 and 1994
	     -----------------------------------------------

							    1995          1994
						    ------------  ------------
Cash flows from operating activities:
 Net loss                                           $ (1,420,697) $   (247,318)
						    ------------  ------------

Adjustments to reconcile net loss
 to cash provided by operating activities:
 Depreciation and amortization                           777,581       684,132
 Deferred income taxes                                  (500,000)     (145,000)
 Foreign exchange                                            (30)          386

Changes in assets and liabilities, net of effects of business acquisitions:

(Increase) decrease in assets:
 Accounts receivable                                   7,926,179     6,160,221
 Inventory                                             4,047,148      (524,386)
 Prepaid expenses and other assets                      (172,238)     (975,696)

Increase (decrease) in liabilities:
 Accounts payable and accrued liabilities             (7,139,264)   (5,142,376)
 Deferred revenue                                       (574,501)      (61,700)
						    ------------  ------------
  Total adjustments                                    4,364,875        (4,419)
						    ------------  ------------
   Net cash provided by (used in) operating
    activities                                         2,944,178      (251,737)
						    ------------  ------------

Cash flows from investing activities:
 Proceeds from sale of property and equipment                300         1,550
 Payments for purchases of property and equipment       (258,288)     (238,791)
 Payment for acquisition by children's
  literature segment                                    (733,000)      (40,000)
						    ------------  ------------
   Cash used in investing activities                    (990,988)     (277,241)
						    ------------  ------------

Cash flows from financing activities:
 Proceeds from issuance of stock                          49,016           299
 Proceeds from debt and lease obligations             33,408,254    18,585,666
 Principal payments on debt and lease
  obligations                                        (35,709,120)  (17,851,649)
						    ------------  ------------
 Cash provided by (used in) financing
  activities                                          (2,251,850)      734,316
						    ------------  ------------

Effect of exchange rate changes on cash                   (6,982)      (38,577)
						    ------------  ------------
 Increase (decrease) in cash                            (305,642)      166,761
 Cash, beginning period                                  671,602       299,717
						    ------------  ------------
 Cash, end of period                                $    365,960  $    466,478
						    ------------  ------------
						    ------------  ------------

			 See accompanying notes.


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

     The Company's business segments are highly seasonal with the children's literature business cycle correlating the school year and the incentive/recognition awards business skewed toward the end of a calendar year.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  -----------------------------------------------------------
		   AND RESULTS OF OPERATIONS
		   -------------------------

      During the Spring of 1993, the Company was advised that the Internal Revenue Service ("IRS") may assess additional income taxes in connection with the examination of the tax returns of School Book Fairs and its affiliates for the fiscal years ending July 31, 1989, 1990, and 1991. In June 1993, the Company recorded a $2 million adjustment to its purchase price allocation of SBF assets, which increased the cost in excess of assets acquired (i.e. - goodwill) and recorded a corresponding increase in accrued tax liabilities and related costs. The IRS has notified the Company that the significant issues being examined relate to the transfer of assets between related companies during fiscal 1989, interest imputed on intercompany accounts during fiscal 1989, 1990, and 1991 and rent deductions taken on certain rental properties in fiscal 1989, 1990 and 1991.

      In December 1994, the IRS notified the Company of its preliminary intent to make adjustments to taxable income related to these issues. If the notice of proposed adjustments becomes a final assessment and the assessment is ultimately sustained, it could generate a tax liability of as much as approximately $5.2 million, exclusive of interest and penalties. The Company believes the IRS' position regarding the proposed adjustments to taxable income for the value of assets transferred and related impact on intercompany interest is substantially overstated. Accordingly, although no formal assessment has been received from the IRS, the Company intends to vigorously defend its position against such proposed adjustments, including litigation, if necessary. The Company is unable to determine the ultimate outcome of this uncertainty and accordingly, has not provided for any additional amounts in excess of the $2 million relating to this proposed assessment in the June 30, 1995 financial statements.

      On February 28, 1995, John Minnick d/b/a Minnick Capital Management filed a class action suit in the United States District Court, Middle District of Florida, Tampa Division on behalf of all persons who sold PAGES, Inc. common stock between 11:49 a.m., January 9, 1995 and January 16, 1995, against PAGES, Inc. and corporate officers S. Robert Davis, Richard A. Stimmel and Charles A. Davis alleging that those defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by selectively disclosing only adverse information while in possession of material non-public positive information about the Company during the period between January 9 and January
16,  1995.   The  action  seeks class certification,  a  judgment
declaring the conduct to be in violation of the law, an award of unspecified damages and interest costs, attorneys' fees and expert witness fees and costs along with such other further relief as the court deems proper or just. The Company and the other defendants deny any wrongdoing and intend to vigorously defend the action.

      The Company continues to implement specific plans to reduce operating costs, streamline operating procedures, and renew marketing strategies. As of August 1, 1995, full-time staffing levels have been reduced by approximately 52 personnel or 16% from year-end levels. The immediate objective is to return both business segments to profitability. For the long-term, PAGES is focusing resources and efforts on the primary business segment - children's literature - and expanding its distribution network with a renewed emphasis on book fairs. As a result of the seasonal nature of the Company's business cycle, the Company anticipates reporting an operating loss for its upcoming third quarter, and an operating profit during the fourth quarter of 1995.

      The Company plans to move from a leased warehouse facility of approximately 80,000 square feet to a building, presently owned by the Company, in the same area. Accordingly, the owned building and related land, previously classified as an asset held for disposition, have been reclassed to property and equipment for the June 30, 1995 balance sheet.

      In June 1995, The Huntington National Bank renewed the Company's domestic lines of credit totalling $25 million through June of 1996 and 1997. These lines of credit, scheduled to expire during June 1995 and 1996, were renewed under the same terms and conditions that were in place prior to their renewal. These credit lines principally provide working capital and do not represent any additional debt burden to the Company.

      As of August 8, 1995, options and warrants for the purchase of 2,469,666 shares of common stock were outstanding. During 1995, options were granted for the purchase of 92,308 shares of common stock (in connection with the May 1992 acquisition of School Book Fairs, Inc.). Options for the purchase of 402,990 shares of common stock expired and options for the purchase of 258,923 shares of common stock were exercised. Additionally, as of August 8, 1995, 5,048,131 shares of PAGES, Inc. common stock were outstanding.

Quarter  and Six Months Ended June 30, 1995
-------------------------------------------
Compared  to
------------
Quarter and Six Months Ended June 30, 1994:
-------------------------------------------

Information about the Company's operations by business segements:

					 Incentive/              Children's
				    Recognition   Awards         Literature        Corporate        Consolidated
				    --------------------    --------------------   ---------    ---------------------
				    Millions  Percentage    Millions  Percentage    Millions    Millions   Percentage
				    --------  ----------    --------  ----------    --------    --------   ----------

Quarter Ended June 30, 1995:
       Revenues                        $4.4       100.0       $13.3       100.0                   $17.7        100.0
       Gross profit                     1.7        38.6         5.6        42.1                     7.3         41.2
       Selling, general & admin.        1.8        40.9         5.2        39.1         0.2         7.2         40.7
       Depreciation & amort.            0.1         2.3         0.3         2.3                     0.4          2.3
       Operating profit                (0.2)       (4.5)        0.1         0.8        (0.2)       (0.3)        (1.7)

       Interest expense                                                                             0.5          2.8
       Foreign exchange                                                                             0.0          0.0
       Income (loss) before
	income taxes                                                                               (0.8)        (4.5)

Quarter Ended June 30, 1994:
       Revenues                         5.0       100.0        10.9       100.0                    15.9        100.0
       Gross profit                     2.1        42.0         4.5        41.3                     6.6         41.5
       Selling, general & admin.        1.8        36.0         4.6        42.2         0.2         6.6         41.5
       Depreciation & amort.            0.1         2.0         0.3         2.8                     0.4          2.5
       Operating profit                 0.2         4.0        (0.3)       (2.8)       (0.2)       (0.3)        (1.9)

       Interest expense                                                                             0.4          2.5
       Foreign exchange                                                                             0.0          0.0
       Income (loss) before
	income taxes                                                                               (0.7)        (4.4)


Six Months Ended June 30, 1995:
       Revenues                         9.2       100.0        28.1       100.0                    37.3        100.0
       Gross profit                     3.7        40.2        11.7        41.6                    15.4         41.3
       Selling, general & admin.        3.8        41.3        11.3        40.2         0.4        15.5         41.6
       Depreciation & amort.            0.2         2.2         0.6         2.1                     0.8          2.1
       Operating profit                (0.3)       (3.3)       (0.1)       (0.4)       (0.4)       (0.8)        (2.1)

       Interest expense                                                                             1.1          2.9
       Foreign exchange                                                                             0.0          0.0
       Income (loss) before
	income taxes                                                                               (1.9)        (5.1)

Six Months Ended June 30, 1994:
       Revenues                        10.8       100.0        24.5       100.0                    35.3        100.0
       Gross profit                     4.5        41.7        10.2        41.4                    14.7         41.6
       Selling, general & admin.        4.0        37.0         9.3        38.0         0.4        13.7         38.8
       Depreciation & amort.            0.1         1.0         0.6         2.4                     0.7          2.0
       Operating profit                 0.4         3.7         0.4         1.6        (0.4)        0.4          1.1

       Interest expense                                                                             0.7          2.0
       Foreign exchange                                                                             0.0          0.0
       Income (loss) before
	income taxes                                                                               (0.4)        (1.1)



  Consolidated revenues for the three months ended June 30, 1995, approximated $17.7 million compared to approximately $15.9 million for the three months ended June 30, 1994, an increase of 11% or approximately $1.8 million. The Company's children's literature business segment accounted for approximately $13.3 million of revenues for the three months ended June 30, 1995 compared to approximately $10.9 million in revenues for the three months ended June 30, 1994 an increase of 23% or approximately $2.4 million. The increase in revenues is principally attributable to the current quarter including revenues from the operations of third quarter 1994 acquisitions, as well as revenues from the operations of an acquisition in January 1995.

   International revenues in U.S. dollars associated with the children's literature business segment were approximately $3.2 million for the three months ended June 30, 1995, compared to $3.1 million for the three months ended June 30, 1994. In local currencies, before the impact of foreign currency fluctuations, international revenues for the three months ended June 30, 1995 declined approximately $100,000 over the comparable period in 1994.

   The Company's incentive/recognition awards business segment accounted for approximately $4.4 million in revenues for the three months ended June 30, 1995, compared to $5 million of revenues for the three months ended June 30, 1994, a decrease of 14% or approximately $600,000. The decline in revenues is primarily due to a decrease in volume on certain existing customers coupled with delayed redemption on new accounts. The majority of revenues generated by the incentive/recognition awards business segment are from the sale of products, and revenues from services are insignificant.

   Consolidated revenues for the six months ended June 30, 1995 approximated $37.3 million, compared to approximately $35.3 million for the six months ended June 30, 1994, a 6% increase or approximately $2 million. The Company's children literature business segment accounted for $28.1 million of revenues for the six months ended June 30, 1995 compared to $24.5 million for the six months ended June 30, 1994, a 15% increase or approximately $3.6 million. The increase is principally attributable to the aforementioned acquisitions.

   International revenues in U.S. dollars associated with the children's literature business segment approximated $7 million for the six months ended June 30, 1995, compared to $7.2 million for the six months ended June 30, 1994. In local currencies, international revenues for the 1995 period decreased 8% over the comparable 1994 period, however, due to foreign currency fluctuations, the U.S. dollar revenues from foreign operations were down 4%. The decline in international revenues is principally attributable to lower revenues per event in the elementary school market.

   The Company's incentive/recognition awards business segment accounted for $9.2 million of revenues for the six months ended June 30, 1995 compared to $10.8 million for the same period in 1994, a decline of approximately $1.6 million or 15%. The decrease in sales is attributable to a decrease in volume on certain existing customers coupled with delayed redemption on new accounts.

  Consolidated cost of goods sold was approximately $10.4 million for the three months ended June 30, 1995, compared to approximately $9.3 million for the same period in 1994, an increase of 12%, or approximately $1 million. The Company's children's literature business segment accounted for approximately $7.8 million of consolidated cost of goods sold for the three months ended June 30, 1995, compared to $6.3 million for the three months ended June 30, 1994, an increase of 23% or approximately $1.5 million. The increase in cost of goods sold for the children's literature business segment is a result of the increased revenues for the three months ended June 30, 1995. As a percentage of revenues, cost of goods sold for the children's literature business segment remained constant with the prior period.

   The Company's incentive/recognition awards business segment accounted for approximately $2.6 million of consolidated cost of goods sold for the three months ended June 30, 1995, compared to $2.9 million for the three months ended June 30, 1994, a decrease of 11% or approximately $300,000. The decline in cost of goods sold is attributable to the decline in revenues. As a percentage of revenues, cost of goods sold from the incentive/recognition awards business segment, increased 1.8% from 58.2% to 60%. This increase is a result of the change in product mix sold.

   Consolidated cost of goods sold for the six months ended June 30, 1995 was approximately $21.9 million, compared to $20.5 million for the same period in 1994, an increase of 7%, or approximately $1.4 million. Cost of goods sold associated with the Company's children literature business segment was approximately $16.5 million for the six months ended June 30, 1995, compared to approximately $14.3 million for the six months ended June 30, 1994, an increase of 15% or approximately $2.2 million. The increase in cost of goods sold is consistent with the increase in revenues for the children's literature business segment.

   The Company's incentive/recognition awards business reports cost of goods sold for the six months ended June 30, 1995 of approximately $5.4 million compared to approximately $6.2 million for the comparable period in 1994. This 13% decline in cost of goods sold is a result of the incentive/recognition awards business segment's decline in revenues for the six months ended June 30, 1995.

   Consolidated selling, general, and administrative expense was approximately $7.2 million for the three months ended June 30, 1995, compared to approximately $6.6 million for the three months ended June 30, 1994, an increase of 9%, or approximately $600,000. Selling, general, and administrative expenses associated with the Company's children's literature business segment for the three months ended June 30, 1995 was approximately $5.2 million compared to approximately $4.6 million for the three months ended June 30, 1994, an increase of 14% or approximately or $600,000. The increase in the current period is due to the Company incurring selling, general, and administrative costs associated with late 1994 and early 1995 children's literature business segment acquisitions. As a percentage of revenues, selling, general and administrative expense associated with the children's literature business segment decreased approximately 3% during the current period.

  Selling, general and administrative expense associated with the Company's incentive/recognition awards business segment was approximately $1.8 million for the three months ended June 30, 1995 and 1994, respectively. As a percentage of revenues, selling, general and administrative expense associated with the incentive/recongition awards business segment increased 4.5% as a result of increasing promotional costs during the current period.

   Consolidated selling, general, and administrative expense for the six months ended June 30, 1995 was approximately $15.5 million, compared to approximately $13.7 million for the same period in 1994, an increase of 13%, or approximately $1.7 million. Selling, general and administrative expense associated with the Company's children literature business segment was approximately $11.3 million for the six months ended June 30, 1995, compared to approximately $9.2 million for the six months ended June 30, 1994, an increase of 23% or approximately $2.1 million. The increase in selling, general, and administrative expense for the six months ended June 30, 1995 is due to the late 1994 and early 1995 children's literature business acquisitions previously mentioned, as well as the Company incurred selling, general, and administrative expenses as a result of the change in the historical channels of product distribution and additional costs incurred to support the higher revenue levels that did not materialize. As a percentage of revenues, selling, general and administrative expense associated with the children's literature segment increased approximately 2% for the six months ended June 30, 1995.

   The Company's incentive/recognition awards business segment incurred selling, general, and administrative expense for the six months ended June 30, 1995 of approximately $3.8 million, compared to $4 million for the same period in 1994, a decrease of 6%, or approximately $200,000. The decrease in selling, general and administrative expense is primarily due to a reduction in promotional costs incurred during the first quarter ended March 31, 1995.

   Consolidated general corporate and administrative expense was approximately $246,000 and $434,000 for the three and six months ended June 30, 1995, respectively compared to $223,000 and $407,000 for the three and six months ended June 30, 1994, respectively.

   Consolidated interest expense was approximately $505,000 for the three months ended June 30, 1995, compared to approximately $402,000 for the three months ended June 30, 1994, an increase of 26% or approximately $100,000. For the six months ended June 30, 1995, consolidated interest expense approximated $1 million, compared to $743,000 for the same period in 1994, an increase of approximately $300,000, or 43%. The increase for both the three and six months ended June 30, 1995, is a result of the children's literature business segment having higher levels of borrowing on higher interest rates.

    Consolidated depreciation and amortization expense was approximately $394,000 for the three months ended June 30, 1995, compared to approximately $342,000 for the three months ended June 30, 1994, an increase of 15%, or approximately $52,000. Consolidated depreciation and amortization expense was approximately $778,000 and $684,000 for the six months ended June 30, 1995 and 1994, respectively. The increase for both the three and six months ended June 30, 1995 is primarily due to acquisitions made in the children's literature business segment during the third quarter of 1994 and the first quarter of 1995 which increased depreciable assets.

   The income tax benefit for the three and six months ended June
30, 1995 was $150,000 and $500,000, respectively. These income tax benefits are based on the Company's anticipated annual effective tax rate.

  Loss per common and common equivalent share increased to a loss of $0.15 for the three months ended June 30, 1995, compared to a loss of $0.13 for the three months ended June 30, 1994. Loss per common and common equivalent share increased to a loss of $0.30 for the six months ended June 30, 1995, compared to a loss of $0.07 per share for the six months ended June 30, 1994. The increase in loss per common and common equivalent share for both periods in 1995 compared to 1994 is due to the decline in earnings, somewhat offset by an increase in common and common equivalent shares outstanding.

Quarter and Six Months Ended June 30, 1994
-------------------------------------------
Compared  to
------------
Quarter and Six Months Ended June 30, 1993:
-------------------------------------------

   Consolidated revenues for the quarter ended June 30, 1994, increased approximately $871,000 from the quarter ended June 30, 1993. The change by business segment is as follows:

				    Change           % Change
				    ------           --------
Children's Literature             $1,012,000            10
Incentive/Recognition Awards      $ (141,000)           (3)

   The increase in revenues for the children's literature segment is due to an increase in volume, coupled with the Easter-Spring holiday vacation falling in the first quarter in 1994, versus the second quarter of 1993.

   The slight decline in revenues in the incentive/recognition awards segment for the quarter is principally due to a change in customer mix.

   International revenues in U.S. dollars associated with the children's literature business segment were approximately $3.1 million for the quarter ended June 30, 1994, compared to $3.3 million for the quarter ended June 30, 1993. In local currencies, before the impact of foreign currency fluctuations, international revenues for the current quarter declined the equivalent of approximately $100,000.

   Consolidated revenues for the six months ended June 30, 1994, increased approximately $2,656,000 from the six months ended June
30, 1993.  The change by business segment is as follows:

				    Change           % Change
				    ------           --------
Children's Literature            $ 1,308,000             6
Incentive/Recognition Awards     $ 1,348,000            14

The increase in revenues for the children's literature segment is principally attributable to 1994 including six months of revenues from acquisitions made in the second through fourth quarters of 1993.

   During the second quarter ended June 30, 1993, the Company expanded its incentive/recognition awards business segment and related customer base through a marketing alliance with a manufacturer of emblematic jewelry. The expanded customer base accounted for the increase in revenues in the current year. The majority of revenues generated by the incentive/recognition awards business segment are from the sale of products, and revenues from services are insignificant.

   International revenues in U.S. dollars associated with the children's literature business segment were approximately $7.3 million for the six months ended June 30, 1994, compared to $7.4 million for the six months ended June 30, 1993. In local currencies, international revenues for the current six month period were approximately even with the comparable period last year.

  For the quarter ended June 30, 1994, consolidated cost of goods sold increased approximately $281,000. The change by business segment is as follows:

				    Change           % Change
				    ------           --------
Children's Literature            $   666,000            12
Incentive/Recognition Awards     $  (385,000)          (11)


The increase in cost of goods sold for the children's literature segment is due to increased sales levels. As a percentage of revenues, cost of goods sold for the children's literature segment remained constant with the prior period.

     The    decrease   in   cost   of   goods   sold   for    the
incentive/recognition awards segment is attributable to the decrease in revenues and a change in product mix. Cost of goods sold as a percentage of revenues for the incentive/recognition awards segment improved approximately 6% and is principally due to a change in product mix.

   Consolidated cost of goods sold for the six months ended  June
30, 1994 increased approximately $1,110,000 from the six months ended June 30, 1993. The change by business segment was as follows:

				    Change           % Change
				    ------           --------
Children's Literature            $   788,000             6
Incentive/Recognition Awards     $   322,000             5

   The increase in cost of goods sold for both business segments is attributable to increased revenues. As a percentage of revenues, cost of goods sold for the children's literature segment remained constant with the prior period. Cost of goods sold as a percentage of revenues for the incentive/recognition awards segment improved approximately 5% and is principally due to a change in product mix.

   Consolidated selling, general and administrative expenses for the quarter ended June 30, 1994 increased approximately $278,000 from the quarter ended June 30, 1993. The change by business segment is as follows:

				    Change           % Change
				    ------           --------
Children's Literature            $   399,000             9
Incentive/Recognition Awards     $   (84,000)           (4)
Corporate                        $   (37,000)          (14)

The increase in selling, general and administrative expenses in the children's literature segment corresponds with the increase in revenues for the quarter ended June 30, 1994. Additionally, the increase is due to the Company incurring in the current quarter selling and general expenses for sales promotion, selling and marketing expenses associated with expansion and development of product lines.

  The decrease in selling, general and administrative expenses in the incentive/recognition awards segment is due to the previous quarter ended June 30, 1993, including start-up costs associated with the expansion of the incentive/recognition awards business through the marketing alliance with a manufacturer of emblematic jewelry.

   Consolidated selling, general and administrative expenses for the six months ended June 30, 1994 increased approximately
$956,000 from the six months ended June 30, 1993. The change by business segment is as follows:

				    Change           % Change
				    ------           --------
Children's Literature            $   660,000             8
Incentive/Recognition Awards     $   348,000             9
Corporate                        $   (52,000)          (11)

   The increase in selling, general and administrative expenses for the six months ended June 30, 1994 for the children's literature segment is principally attributable to 1994 including six months of expenses for the business acquisitions made in the second through fourth quarters of 1993, as well as the inclusion of additional expenses incurred for sales promotion, selling and marketing expenses.

   The increase in selling, general and administrative expenses for the six months ended June 30, 1994 in the incentive/recognition awards segment is due to increased expenses associated with the previously mentioned expansion of the business segment and customer base.

   Depreciation and amortization expense for the quarter ended June 30, 1994 declined approximately $4,000 over the prior period principally as a result of the fluctuation in foreign currency rates. For the six months ended June 30, 1994, consolidated depreciation and amortization expense increased approximately $46,000 over the prior period and is attributable to the children's literature second through fourth quarter 1993 business acquisitions, which increased depreciable assets; and the commencement during the second quarter of 1993 of the amortization of costs in excess of net assets acquired associated with the School Book Fairs, Inc. purchase price adjustment all of which are slightly offset by the previously mentioned fluctuation in foreign currency rates.

   Interest expense for the quarter and six months ended June 30, 1994, increased approximately $158,000 and $233,000, respectively, over the prior periods and is attributable to higher levels of borrowings by both business segments at slightly higher interest rates. The higher levels of borrowings are associated with seasonal needs and business expansion.

Liquidity and Capital Resources:
--------------------------------

   The Company's primary sources of liquidity have been cash generated from operating activities from both of its business segment, and amounts available under its existing credit facilities. The Company's primary uses of funds consist of financing inventory and receivables for both business segments, with the funding of acquisitions as a secondary use.

   The following table presents a summary of the Company's cash flows (in thousands) for the six months ended June 30, 1995 and 1994:

					 Six Months   Six Months
					   Ended        Ended
					  June 30,     June 30,
					    1995         1994
					 ---------     --------
Cash provided by operating activities    $   2,944     $   (252)

Capital expenditures, net                     (258)        (239)

Net borrowings on debt obligations          (2,301)         734

Payment for business acquisitions             (733)         (40)

Other                                           42          (36)
					 ---------     --------

Net increase (decrease) in cash          $    (306)  $      167
					 ---------     --------
					 ---------     --------

   The Company has a $25 million revolving credit facility which consists of the following: a $6 million short-term credit line ($3,175,011 unused at June 30, 1995) for use in the incentive/recognition awards business (the "CA Short Line"), a $7 million short-term credit line ($90,078 unused at June 30, 1995) for use in the children's literature business (the "School Book Fairs Line"), a $9.5 million line ($2,784,217 unused at June 30,
1995) for acquisitions and for working capital (the "Acquisition Line")and a $2.5 million short term note obtained in July 1994 for use in funding an acquisition (the "Time Credit"). The CA Short Line and School Book Fairs Line are due in full on June 7, 1996, subject to annual renewal. The Time Credit is due in full on June 7, 1996 and the Acquisition Line is due on June 3, 1997. Additionally, the Company has a $2.8 million credit facility in the United Kingdom ($246,376 unused at June 30, 1995) for use in its children's literature business. The United Kingdom facility is payable on demand.

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

Seasonality:
------------

   Both of the Company's business segments are highly seasonal with the children's literature business cycle closely correlating the school year and the incentive/recognition awards business skewed towards the end of a calendar year. Due to the seasonality of its businesses, the Company experiences negative cash flow during the summer months. Further, in order to build its inventory for its fall sales, the Company's borrowings increase over the summer and generally peak during late fall. As a result of the Company's seasonality, inventory and receivables reach peak levels during the months of October through December.



			    PART II

ITEMS 1:  LEGAL PROCEEDINGS
--------
	  The description of the legal proceedings included in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I of this report is incorporated herein by reference.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
-------
	  (a)  Exhibit Number 11
	       Computation of Earnings Per Share
	  (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1995.

ITEM 10:  MATERIAL CONTRACTS
--------
	  (a)  Exhibit Number 10
	       First Amendment to Amended and Restated Loan
	       Agreement with The Huntington National Bank.



			   Signature


	   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							       PAGES, INC.
								Registrant





Date:  August 9, 1995          By:  R.A. Stimmel
      -----------------------     -------------------------------
				  R. A. Stimmel, President
				  and Principal Financial Officer


				EXHIBIT 11
		       PAGES, INC. AND SUBSIDIARIES
		    COMPUTATION OF PER SHARE EARNINGS

				   Three Months Ended    Six Months Ended
				     June 30, 1995        June 30, 1995
				   ------------------    ----------------
Primary:
Weighted average number of
 common shares outstanding              4,806,000           4,797,000

Adjustment for stock options
 which have a dilutive effect
 based upon the average market
 price for common stock:
  Add dilutive stock options                    _                   _
  Deduct shares that could be
   repurchased from the proceeds
   of dilutive options                          _                   _
				      -----------         -----------

Weighted average common and
 common equivalent shares               4,806,000           4,797,000
				      -----------         -----------
				      -----------         -----------

Net loss                              $  (699,133)        $(1,420,697)
Earnings adjustment (20% rule)                  _                   _
				      -----------         -----------

Net loss for computation purposes     $  (699,133)        $(1,420,697)
				      -----------         -----------
				      -----------         -----------
Loss per common and
 common equivalent share              $     (0.15)        $     (0.30)
				      -----------         -----------
				      -----------         -----------

Fully Diluted:
Weighted average number of
 common shares outstanding              4,806,000           4,797,000

Adjustment for stock options
 which have a dilutive effect
 based upon the market price
 for common stock at end of
 period:
  Add dilutive stock options                    _                   _
  Deduct shares that could be
   repurchased from the proceeds
   of the dilutive options                      _                   _
				      -----------         -----------

Fully diluted shares                    4,806,000           4,797,000
				      -----------         -----------
				      -----------         -----------

Net loss                              $  (699,133)        $(1,420,697)
Earnings adjustment (20% rule)                  _                   _
				      -----------         -----------

Net loss for computation purposes     $  (699,133)        $(1,420,697)
				      -----------         -----------
				      -----------         -----------

Loss per common and common
 equivalent share assuming full
 dilution                             $     (0.15)        $     (0.30)
				      -----------         -----------
				      -----------         -----------


				   EXHIBIT 10
			       FIRST AMENDMENT TO
		       AMENDED AND RESTATED LOAN AGREEMENT


	THIS FIRST AMENDMENT (this "Amendment") to the Amended and Restated Loan Agreement is entered into as of the 28th day of June, 1995, by and between Pages, Inc. ("Pages"), Clyde A. Short Company ("Clyde Short"), School Book Fairs, Inc. ("School Book F airs") (Pages, Clyde Short and School Book Fairs shall be individually referred to as a "Borrower" and collectively as the "Borrowers"), Craftmark Inc. ("Craftmark") and School Book Fairs, Limited ("Limited") Craftmark and Limited shall individually referred to as a "Guarantor" and collectively as the "Guarantors") (each of the Borrowers and the Guarantors shall be individually referred to as a "Company" and collectively as the "Companies"), and The Huntington National Bank ("Bank").

				    RECITALS:

	A. As of August 2, 1994, the Companies, Graham Hamilton Properties, an Ohio general partnership ("Graham Hamilton"), and the Bank executed a certain Amended and Restated Loan Agreement (hereinafter the "Loan Agreement"), setting forth the term s of certain loans and extensions of credit to the Borrowers; and

	B. As of February 28, 1990, Clyde Short executed and delivered to the Bank, inter alia, a certain revolving note in the original principal sum of Ten Million Dollars ($10,000,000.00), which note was modified by a First Note Modification Agreement dated June 12, 1992, that, inter, alia, decreased the maximum principal amount of the obligation evidenced by such note to Six Million Dollars ($6,000,000.00), by a Second Note Modification Agreement dated June 30, 1993, by a Third Note Modification and Extension Agreement dated June 29, 1994, and by a Fourth Note Modification Agreement dated as of August 2, 1994 (hereinafter collectively the "Short Note"); and

	C. As of August 2, 1994, the Borrowers executed and delivered to the Bank, inter alia, a certain revolving note in the original principal sum of Seven Million Dollars ($7,000,000.00) (hereinafter the "School Book Fairs Note"); and

	D. As of August 2, 1994, the Borrowers executed and delivered to the Bank, inter alia, a certain Revolving Note in the original principal amount of Nine Million Five Hundred Thousand Dollars ($9,500,000.00) (hereinafter the "Pages Revolving Note "); and

	E. As of July 21, 1994, the Borrowers executed and delivered to the Bank, inter alia, a certain Time Note in the original principal sum of Two Million Five Hundred Thousand Dollars ($2,500,000.00) (hereinafter the "Pages Time Note") (the Short Note, the School Book Fairs Note, the Pages Revolving Note and the Pages Time Note are hereinafter collectively referred to as the "Notes"); and

	F. In connection with the Loan Agreement and the Notes, the Companies and Graham Hamilton executed and delivered to the Bank certain other loan documents, promissory notes, a deed of trust, assignment of rents and security agreement, lockbox agreements, consents, assignments, security agreements, agreements, instruments and financing statements in connection with the indebtedness referred to in the Loan Agreement (all of the foregoing, together with the Notes and the Loan Agreement, are hereinafter collectively referred to as the "Loan Documents"); and

	G.      Graham Hamilton was dissolved in August, 1994; and

	H. The Companies and the Bank desire to amend and modify certain terms in the Loan Agreement and to extend the maturity of the Notes.

	NOW, THEREFORE, in consideration of the mutual covenants, agreements and promises contained herein, the receipt and sufficiency of which are hereby acknowledged, and intending to be legally bound, each of the Companies and the Bank, for themselves an d their successors and assigns do hereby agree, recite, represent and warrant as follows:

	1. Section 1.2, "The Loans," of the Loan Agreement is hereby amended to recite in its entirety that:

	      1.2 The Loans. The Bank, subject to the terms and conditions hereof, will make loans and advances on a revolving basis and will extend commercial letters of credit to the Borrowers up to the aggregate sum of $25,725,000.00 (the "Loans"). The Loans shall be comprised of (a) credit extensions, subject to the terms and conditions hereof, to Clyde A. Short Company in an amount up to the aggregate sum of $6,000,000.00 (the "Short Revolving Credit"), (b) a revolving credit facility, subject to the terms and conditions hereof, to the Borrowers in an amount up to the principal sum of $7,000,000 (the "School Book Fairs Revolving Credit"), (c) a revolving credit facility, subject to the terms and conditions hereof, to the Borrowers in an amount up to the principal sum of $9,500,000.00 (the "Pages Revolving Credit"), (d) a time credit facility to the Borrowers in the principal sum of $2,500,000.00 (the "Pages Time Credit"), and (e) a standby letter of credit facility providing for the issuance of a standby letter of credit in the stated amount of $725,000.00 for the account of the Borrowers (the "Pages Standby Letter of Credit").

	2. Section 1.6, "School Books Fairs Lending Formula," of the Loan Agreement is hereby amended to recite in its entirety that:

	      1.6 School Books Fairs Lending Formula. "School Book Fairs Borrowing Base" shall mean the sum of (a) the applicable School Book Fairs Inventory Advance Rate, multiplied by Eligible Inventory owned by School Book Fairs, Inc., up to the School Boo k Fairs Maximum Inventory Advance, plus (b) 80% of Eligible Accounts owned by School Book Fairs, Inc. "School Book Fairs Inventory Advance Rate" shall mean up to 50% beginning June 1, and continuing through October 31 of each calendar year, and up t o 40% beginning November 1 and continuing through May 31 of the next succeeding calendar year. "School Book Fairs Maximum Inventory Advance" shall mean up to $9,000,000.00 beginning June 1, and continuing through October 31 of each calendar year and $6,500,000.00 beginning November 1, and continuing through May 31 of the next succeeding calendar year.

	3. Section 1.7, "Pages Revolving Credit and Pages Time Credit," of the Loan Agreement is hereby redesignated and amended to recite in its entirety that:

	      1.7 Pages Revolving Credit, Pages Time Credit and Pages Standby Letter of Credit. The aggregate principal balance of the Pages Revolving Credit and the Pages Time Credit shall not exceed the lesser of $12,000,000.00 or the Pages Borrowing Base. In addition, so long as the Pages Standby Letter of Credit is outstanding, the aggregate principal balance of the Pages Revolving Credit and the Pages Time Credit, plus the stated amount of the Pages Standby Letter of Credit shall not exceed the lesser of $12,725,000.00 or the Pages Borrowing Base. Notwithstanding any other provisions of this Agreement, the Bank may decline to make any requested advance under the Pages Revolving Credit in connection with any acquisition if it in good faith believes that it would incur liability to any target entity or affiliates, shareholders or creditors of such target entity by providing financing in connection with such acquisition.

	4. Section 2.1, "Eligible Accounts," of the Loan Agreement is hereby amended to recite in its entirety that:

	      2.1 Eligible Accounts. With respect to the accounts of Clyde A. Short Company or School Book Fairs, Inc. or Pages, Inc., as the case may be, the term "Eligible Accounts" means the portion of such Company's accounts that the Bank determines from time to time, based on credit policies, market conditions, such Company's business and other matters, is eligible for use in calculating either the Short Borrowing Base, the School Book Fairs Borrowing Base or the Pages Borrowing Base. Without limiting the Bank's right to determine which accounts are Eligible Accounts, no account will be an Eligible Account unless, at a minimum, such account arises in the ordinary course of such Company's business, is due and owing to such Company exclusive of sales or other taxes from a party (the "Account Debtor") that meets the qualifications stated herein, and meets all the following requirements until it is collected in full: (a) the account is due and payable not more than 30 days from the date of the original invoice therefor and is not more than 60 days past-due, or if a special dating program has been approved in writing by the Bank, the account is due and payable on a date permitted by the terms of such dating program and is not past-due; ( b) the account arises from such Company's completed performance of a sale of goods and/or related services, all such goods having been lawfully shipped and invoiced to the Account Debtor, and upon the Bank's request, copies of all invoices, together with all shipping documents and delivery receipts evidencing such shipment having been delivered to the Bank; (c) except for accounts arising from contracts with schools or libraries and accounts of School Book Fairs, Inc. arising from consumer trans actions, the account does not arise from a contract with any government or agency thereof, from a consumer transaction, or from a progress billing; (d) the account does not, when added to all other accounts of School Book Fairs, Inc. arising from consumer transactions, produce an aggregate indebtedness to School Book Fairs, Inc. from Account Debtors in connection with consumer transactions, or an aggregate indebtedness to School Book Fairs, Inc. that is reflected on its books and records as unpaid fair accrual, in excess of $4,000,000.00; (e) the account is not subject to any prior assignment, claim, lien, security interest, or setoff; (f) the account is not subject to any credit, contra account, allowance, adjustment, levy, return of goods , or discount (collectively a "Contra"), provided, however, that unless the Account Debtor has asserted a Contra, if the amount of the account exceeds the amount of the Contra, such excess shall be deemed to be an Eligible Account if such excess meet s all other requirements of this Section; (g) the account does not arise from a transaction with a person, corporation or entity affiliated with the Companies; (h) the account does not, when added to all other accounts of the Account Debtor with the Company, produce an aggregate indebtedness from the Account Debtor of more than 20% of the total of all such Company's Eligible Accounts;
	      (i) such Company has not received notice of bankruptcy or insolvency of the Account Debtor; (j) the account is not evidenced by any chattel paper, promissory note, payment instrument or written agreement; (k) the account does not arise from an Account Debtor whose mailing address or executive office is located outside the United States or Canada; (l) the account does arise from an Account Debtor to whom the Company has determined to ship goods on a "cash on delivery" or C.O.D. basis; (m) the account does not arise from an Account Debtor who has more than 50% of its accounts with such Company more than 60 days past due; and (n) the Bank has not notified such Company that the account or the Account Debtor is unsatisfactory or unacceptable (although the Bank reserves the right to do so in its sole discretion at any time).

	5. Paragraph (a) of Section 3.3, "LIBO Rate," of the Loan Agreement is hereby amended to recite that:

		   (a) the actual or estimated arithmetic mean of the per annum rates of interest at which deposits in U.S. dollars for the related Interest Period and in an aggregate amount comparable to the amount of such LIBO Rate Advance are being offered to U. S. banks by one or more prime banks in the London interbank market, as determined by the Bank in its discretion based upon reference to information appearing in Telerate, a service of Telerate Systems Incorporated, in the section captioned "British Bankers Assoc. Interest Settlement Rates," or any comparable index selected by the Bank, the obtaining of rate quotations, or any other reasonable procedure, at approximately 11:00 a.m. London, England, time, on the second LIBO business day prior to t he first day of the related Interest Period; all as determined by the Bank, such sum to be rounded up, if necessary, to the nearest whole multiple of 1/16 of 1%; divided by

The remainder of Section 3.3 shall remain as originally written.

	6. The definition of "Termination Date" set forth in Section 3.3, "LIBO Rate," of the Loan Agreement is hereby amended to recite in its entirety that:

	      "Termination Date" shall mean, (a) with respect to any Advances under the Short Revolving Credit or School Book Fairs Revolving Credit, June 7, 1996, and (b) with respect to any Advances under the Pages Revolving Credit, June 3, 1997.


	7. Section 3.12, "Fees," of the Loan Agreement is hereby amended to recite in its entirety that:

	      3.12 Fees. The Borrowers, jointly and severally, agree to pay to the Bank the following: (a) with respect to Short Revolving Credit, the sum of $15,000.00 payable upon the initial funding under the Short Revolving Credit; (b) with respect to the School Book Fairs Revolving Credit, the sum of $17,500.00 payable upon the initial funding under the School Book Fairs Revolving Credit; (c) with respect to the Pages Revolving Credit, the sum of $23,750.00 payable upon the initial funding under the Pages Revolving Credit; and (d) with respect to the Pages Time Credit, the sum of $12,500.00, which amount has been paid to the Bank as of July 21, 1994. The Borrowers jointly and severally agree to pay a fee in respect of the Pages Revolving Credit equal to three-eighths of one percent per annum (3/8%) of the difference, if any, between $9,500,000.00 and the average daily principal balance of the Pages Revolving Credit during any full or partial calendar quarter the Pages Revolving Credit is in effect, payable quarterly in arrears, beginning on the first day of October, 1994, and continuing on the first day of each January, April, July, and October thereafter during the period the Pages Revolving Credit is in effect. With respect to the Letters of Credit, the Borrowers jointly and severally agree to pay upon issuance of each Letter of Credit an issuance fee equal to one-quarter of one percentage point of the stated amount of such Letter of Credit; provided, however, that each issuance fee shall be not less than $35.00, plus fees for service and handling as established from time to time by the Bank's International Department. The Borrowers jointly and severally agree to pay upon issuance of the Pages Standby Letter of Credit a fee of one and one-quarter percent of the stated amount of said letter of credit, plus fees for service and handling as established from time to time by the Bank's International Department.

	8. Section 3.15, "Maturity," of the Loan Agreement is hereby amended to recite in its entirety that:

	      3.15 Maturity. The Short Revolving Credit and School Book Fairs Revolving Credit shall be due and payable on June 7, 1996, and as extended from time to time in the sole discretion of the Bank. The Pages Revolving Credit shall be due and payable on June 3, 1997, and as extended from time to time in the sole discretion of the Bank. The Pages Time Credit shall be due and payable on June 7, 1996. None of the Letters of Credit shall have an expiry date later than the maturity or the extended maturity of the Short Revolving Credit. The Pages Standby Letter of Credit shall not have an expiry date later than January 31, 1996. In addition, the Loans, or any of them, at the option of the Bank, shall become due and payable without notice or demand upon the occurrence of any Event of Default under this Agreement.

	9. Section 5.1, "Organization and Authority," of the Loan Agreement is hereby amended to recite in its entirety that:

	      5.1 Organization and Authority. Such Company (a) is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction set forth below:

		   Pages, Inc. -- Delaware
		   Clyde A. Short Company -- North Carolina
		   School Book Fairs, Inc. -- Florida
		   Craftmark Inc. -- Ohio
		   School Book Fairs, Limited -- United Kingdom

	      (b) has all requisite power and authority and all necessary licenses and permits to own and operate its properties and to carry on its business as now conducted and as presently proposed to be conducted in the locations set forth in Exhibit C to the First Amendment to Amended and Restated Loan Agreement; and
	      (c) to the best of such Company's knowledge, by reason of ownership or lease of real property, has qualified to do business in each jurisdiction in which it owns or leases such real property.

	10. Section 7.7, "Minimum Security," of the Loan Agreement is hereby amended to recite in its entirety that:

	      7.7 Minimum Security. Clyde A. Short Company shall maintain as minimum security for the Short Revolving Credit, Eligible Inventory, Eligible Accounts, and Eligible Real Estate having an aggregate value such that the Short Borrowing Base will equal or exceed the aggregate credit outstanding under the Short Revolving Credit, and if such Company fails to do so, such Company shall immediately pay to the Bank the difference. School Book Fairs, Inc. shall maintain as minimum security for the School Book Fairs Revolving Credit, Eligible Inventory and Eligible Accounts, having an aggregate value such that the School Book Fairs Borrowing Base will equal or exceed the aggregate credit outstanding under the School Book Fairs Revolving Credit, and if such Company fails to do so, such Company shall immediately pay to the Bank the difference. Pages, Inc. will maintain as minimum security for the Pages Revolving Credit, the Pages Time Credit and the Pages Standby Letter of Credit, Eligible Inventory, Eligible Accounts, and Unused Availability having an aggregate value such that the Pages Borrowing Base will equal or exceed the aggregate principal balances outstanding under the Pages Revolving Credit and the Pages Time Credit and the stat ed amount of the Pages Standby Letter of Credit, and if such Company fails to do so, such Company shall immediately pay to the Bank the difference.


	11. Section 7.12, "Consolidated Tangible Net Worth," of the Loan Agreement is hereby amended to recite in its entirety that:

	      7.12 Consolidated Tangible Net Worth. The Parent, on a combined and consolidated basis, shall achieve a Consolidated Tangible Net Worth of not less than the amounts specified below as of the dates also specified below:

		   As of June 30, 1995 - not less than $11,000,000.00
		   As of September 30, 1995 - not less than $9,000,000.00 As of December 31, 1995 - not less than $13,750,000.00 As of March 31, 1996 - not less than $14,000,000.00
		   As of June 30, 1996 - not less than $13,000,000.00
		   As of September 30, 1996 - not less than $9,000,000.00 As of December 31, 1996 - not less than $14,000,000.00

	12. Section 7.13, "Working Capital," of the Loan Agreement is hereby amended to recite in its entirety that:

	      7.13 Working Capital. The Parent, on a combined and consolidated basis, shall maintain at all times a Working Capital of not less than the following amounts during the following fiscal years:

		   At all times from                At all times from
		   December 31, 1994,               December 31, 1995,
		   through December 30, 1995        and thereafter

		   Not less than                    Not less than
		   $12,000,000.00                   $14,000,000.00

	      "Working Capital" shall mean, on a combined and consolidated basis, the excess of current assets over current liabilities.
	      For the purposes of calculation of Working Capital, the Short Revolving Credit and the School Book Fairs Revolving Credit shall be classified as short term liabilities, and the Pages Revolving Credit and the Pages Time Credit shall be classified as long term liabilities of the Companies.

	13. Section 7.14, "Ratio of Total Liabilities to Consolidated Tangible Net Worth," of the Loan Agreement is hereby amended to recite in its entirety that:

	      7.14 Ratio of Total Liabilities to Consolidated Tangible Net Worth. The Parent, on a combined and consolidated basis, shall achieve a ratio of Total Liabilities to Consolidated Tangible Net Worth of not greater than the following ratios as of the dates specified below:


			 As of                       As of
		   December 31, 1995           December 31, 1996

		   Not greater than            Not greater than
		   3.50 to 1.00                3.25 to 1.00


	      "Total Liabilities" shall mean with respect to the Companies (a) all indebtedness for borrowed money or for the deferred purchase price of property or services, (b) any other indebtedness which is evidenced by a note, bond, debenture or similar instrument, (c) all obligations with respect to any letter of credit issued for the account of the Company, (d) all obligations in respect of acceptances issued or created for the account of the Companies, or any of them (e) lease obligations which, in accordance with GAAP, should be capitalized, (f) all liabilities (including lease obligations) secured by any lien or encumbrance on any property owned by any of the Companies even though any such Company has not assumed or otherwise become liable for the payment thereof, (g) all obligations of the Companies, or any of them, with respect to interest rate protection agreements (valued at the termination value thereof computed in accordance with a method approved by the International Swap Dealer's Association), and (i) all other obligations of the Companies, or any of them, which, in accordance with GAAP, would be classified upon a balance sheet as liabilities (except capital stock and surplus earned).

	14. Section 7.21, "Prospective Participant or Co-Lender," of the Loan Agreement is hereby amended to recite in its entirety:

	      7.21 Prospective Participant or Co-Lender. The Companies agree that after the execution of this Agreement, the Bank may submit such information regarding the Companies' financial conditions or affairs, as the Bank may from time to time possess to any prospective participant or co-lender for the Loans. With respect to all documents, instruments, and agreements executed in connection with the Loans, including without limitation this Agreement, the term "Bank" shall be deemed to include any participant or co-lender as well. No later than 120 days after the date of the execution of the First Amendment to Amended and Restated Loan Agreement, the Companies shall obtain a bank or other satisfactory financial institution to purchase or hold not less than 40% of the principal amount of the Loans.

	15. Section 8, "Financial Information and Reporting," of the Loan Agreement is hereby amended to recite in its entirety that:

	      8. Financial Information and Reporting. The Parent shall deliver the following to the Bank on a consolidated and consolidating basis: (a) within 30 days after the end of each month, financial statements, including a balance sheet and statements of income and surplus, and statement of cash flows of each of the Companies, certified by the president or chief financial officer of the Parent (a "Financial Officer") as fairly representing the Company's financial condition as of the end of such period; (b) within 45 days after the end of each quarter, statements signed by a Financial Officer certifying the compliance of each of the Companies with the terms of this Agreement and the calculation of the financial covenants contained in Section 7 above; (c) a current loan and collateral report, borrowing certificate, or other writings satisfactory to the Bank for the calculation of, or setting forth the calculation of the Short Borrowing Base, the School Book Fairs Borrowing Base and the Pages Borrowing Base, as the case may be, with each advance request pursuant to the respective revolving loans if such borrowing base does not reflect sufficient availability for such advance, but, in any event, no less frequently than once every month with respect to Clyde A. Short Company and Pages, Inc. and once every week with respect to School Book Fairs, Inc.; (d) within 30 days after the end of each month, an accounts reconciliation report and an inventory reconciliation report, signed by a Financial Officer, in detail satisfactory to the Bank; (e) within 30 days after the end of each month, a report signed by a Financial Officer of the Parent for each of the Companies setting forth the number and dollar total of accounts receivable past due for not more than 30 days, the number and dollar total past due for not more than 60 days, the number and dollar total past due for not more than 90 days, and the number and dollar total past due for more than 90 days; (g) within 30 days after the end of each month, a report signed by a Financial Officer setting forth for each of the Companies, the number, dollar amount and party of accounts payable remaining due and payable less than 31 days from the date of the original invoice there for, less than 61 days from the date of the original invoice therefor, less than 91 days from the date of the original invoice therefor, and more than 90 days from the date of the original invoice therefor; (h) within 90 days after the end of each fiscal year, audited financial statements with consolidating schedules, prepared in accordance with generally accepted accounting principles consistently applied and certified by independent public accountants satisfactory to the Bank, containing a balance sheet, statements of income and surplus, statements of cash flows and reconciliation of capital accounts, along with any management letters written by such accountants; (i) within 90 days after the end of each fiscal year, a statement signed by the Parent's independent public accountants certifying that during the course of their examination, nothing has come to their attention that would leave them to believe that the Companies are in violation of the terms of this Agreement; (j) within 60 days after the end of each fiscal year, financial projections with respect to each of the Companies' projected financial conditions for the current fiscal year; (k) immediately upon the filing or release, as the case may be, copies of any Securities and Exchange Commission or State Securities Law disclosures, filings, documents or any press releases; and (l) at the request of the Bank, such other information as the Bank may from time to time reasonably require.

	16. Section 10.1, "Notices," of the Loan Agreement is hereby amended to recite in its entirety that:

	      10.1 Notices. (a) All communications under this Agreement or under the notes executed pursuant hereto shall be in writing and shall be mailed by first class mail, postage prepaid, (1) if to the Bank, at the following address, or at such other address as may have been furnished in writing to such Company by the Bank:

		   The Huntington National Bank
		   41 South High Street
		   Columbus, Ohio 43215
		   Attn:  Andrew W. Livingston, Vice President

	      (2) if to any of the Companies, at the following address, or at such other address as may have been furnished in writing to the Bank by the Borrower:

		   Pages, Inc.
		   801 94th Avenue North
		   St. Petersburg, Florida  33702
		   Attn:  Richard A. Stimmel, President

	      (b) any notice so addressed and mailed by registered or certified mail shall be deemed to be given when so mailed.

	 17. Concurrently with the execution of this Amendment, the Borrowers shall execute and deliver to the Bank promissory notes, dated of even date herewith, with the blanks appropriately filled in, and such notes shall be in the form of Exhibits A-2 , A-3 and A-4, respectively, attached to this Amendment to evidence the indebtedness referenced in the Loan Agreement. After receipt of the new promissory notes, the Bank will mark the old promissory notes being replaced hereby, "Replaced."

	18. Concurrently with the execution of this Amendment, Clyde Short shall execute and deliver to the Bank a Fifth Note Modification Agreement with the blanks appropriately filled in and such Fifth Note Modification Agreement shall be in the form o f Exhibit A-1 attached to this Amendment and shall extend the maturity of the indebtedness under the Short Revolving Credit referenced in the Loan Agreement.

	19. Concurrently with the execution of this Amendment, the Borrowers shall execute and deliver to the Bank a Standby Letter of Credit Reimbursement Agreement substantially in the form of Exhibit A-6 attached to this Amendment to evidence the liability of each of the Borrowers to reimburse the Bank for any draws made under the Pages Standby Letter of Credit referenced in the Loan Agreement.

	20. The liability of the Borrowers under the Standby Letter of Credit Reimbursement Agreement executed in connection with this Amendment are and shall be secured by the security interests granted by such Borrowers in their respective personal property pursuant to the security agreements executed and delivered to the Bank by such Borrowers in connection with the Loan Agreement.

	21. Exhibit C, "Schedule of Business Locations," to the Loan Agreement is amended to recite in its entirety as set forth in Exhibit C to this Amendment.

	22. All references in the Loan Agreement to Graham Hamilton Properties, an Ohio general partnership, shall hereafter be of no further force and effect and Graham Hamilton Properties, an Ohio general partnership, shall hereafter cease to be a part y to the Loan Agreement.

	23. Each reference to the Loan Agreement, whether by use of the phrase "Loan Agreement," "Amended and Restated Loan Agreement," "Agreement," the prefix "herein" or any other term, and whether contained in the Loan Agreement itself, in this Amendment or any document executed concurrently herewith or in any loan documents executed hereafter, shall be construed as a reference to the Loan Agreement as amended by this Amendment.

	24. Each of the Companies hereby reaffirms each and every warranty and representation made in the Loan Documents as if the same were made as of the date this Amendment becomes effective, except to the extent that such warranties and representations expressly relate to an earlier date.

	25. Except as modified herein, the Loan Agreement, Loan Documents and all other agreements as to payment, guarantee of payment or security executed in connection therewith shall remain as written originally and in full force and effect in all respects, and nothing herein shall affect, modify, limit or impair any of the rights and powers which the Bank may have thereunder. Any modification or waiver of any of the agreements, covenants, or terms of the Loan Agreement or the Loan Documents shall not be construed as the Bank's agreement or intention to agree to any further modifications or waivers.

	 26. Each of the Companies agrees to perform and observe all of the covenants, agreements, stipulations, and conditions to be performed under the Loan Agreement, Loan Documents, and all other related agreements, as amended hereby.

	27. Each of the Companies represents and warrants that no "Event of Default," as defined in the Loan Agreement, has occurred and is continuing, nor will any occur immediately after the execution and delivery of this Amendment by the performance o r observance of any provision hereof.

	28. Each of the Companies hereby represents and warrants to the Bank that (a) such Company has legal power and authority to execute and deliver the within Amendment; (b) the officer executing the within Amendment on behalf of such Company has be en duly authorized to execute and deliver the same and bind such Company with respect to the provisions provided for herein; (c) the execution and delivery hereof by such Company and the performance and observance by such Company of the provisions hereof do not violate or conflict with the articles of incorporation, memorandum and articles of association, regulations or by-laws of such Company or any law applicable to such Company or result in the breach of any provision of or constitute a default under any agreement, instrument or document binding upon or enforceable against such Company; and (d) this Amendment constitutes a valid and legally binding obligation upon such Company in every respect.

	29. Each of the undersigned Companies authorizes any attorney-at-law to appear in any court of record in the State of Ohio or in any state or territory of the United States after the indebtedness referred to in the Loan Agreement becomes due, whether by acceleration or otherwise, to waive the issuing and service of process, and to confess judgment against any one or more of the undersigned Companies in favor of the Bank for the amount then appearing due, together with costs of suit, and thereupon to waive all errors and all rights of appeal in stays of execution. No such judgment or judgments against less than all the undersigned Companies shall be a bar to a subsequent judgment or judgments against any one or more of the undersigned Companies against whom judgment has not been obtained hereon, this being a joint and several warrant of attorney to confess judgment. The attorney-at-law authorized hereby to appear for the undersigned Companies may be an attorney-at-law representing the Bank, and each of the undersigned Companies hereby expressly waives any conflict of interest that may exist by virtue of such representation.

	30. THIS AMENDMENT shall become effective only upon its execution by all parties hereto.

	31. The capitalized terms herein shall have the same meanings as the capitalized terms in the Loan Agreement as amended hereby.

IN WITNESS WHEREOF, each of the Companies and the Bank have hereunto set their hands at Columbus, Ohio as of the date first set forth above.

				       COMPANIES:

				       PAGES, INC.

				       By

				       Its

WARNING--BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.

				       CLYDE A. SHORT COMPANY

				       By

				       Its

WARNING--BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.

				       SCHOOL BOOK FAIRS, INC.


				       By

				       Its


WARNING--BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.



				       CRAFTMARK INC.

				       By

				       Its


WARNING--BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.


				       SCHOOL BOOK FAIRS, LIMITED


				       By

				       Its



				       BANK:

				       THE HUNTINGTON NATIONAL BANK


				       By

				       Its




COLUMBUS/0147061.01





				   EXHIBIT A-1

	       FIFTH NOTE MODIFICATION AGREEMENT -- $6,000,000.00


	This Fifth Note Modification Agreement (this "Agreement") is entered into as of the 28th day of June, 1995, by and between The Huntington National Bank (hereinafter the "Bank") and Clyde A. Short Company (hereinafter the "Company").

				   WITNESSETH:

	A. As of February 28, 1990, the Bank and the Company entered into and executed a certain Loan and Security Agreement (hereinafter the "First Loan Agreement"); and

	B. As of February 28, 1990, the Company executed and delivered to the Bank, inter alia, a certain revolving note in the original principal amount of Ten Million Dollars ($10,000,000), which was modified by a First Note Modification Agreement dated June 12, 1992, thereby decreasing the principal amount to Six Million Dollars ($6,000,000.00), by a Second Note Modification Agreement dated June 30, 1993, by a Third Note Modification and Extension Agreement dated June 29, 1994, and by a Fourth Note Modification Agreement dated August 2, 1994 (hereinafter collectively the "Note"); and

	C. To secure the repayment of the Note, the Company granted to the Bank, inter alia, a security interest in (a) the collateral described in the First Loan Agreement, and (b) a Deed of Trust, Assignment of Rents and Security Agreement upon certain real property owned by the Company and located in Cleveland County, North Carolina, (hereinafter collectively the "Real and Personal Property"); and

	D. The Bank's security interests and deed of trust in the Real and Personal Property were perfected properly by the filing of financing statements and the recording of a deed of trust with various recording authorities; and

	E. In connection with the First Loan Agreement and the Note, the Company executed and delivered to the Bank certain other loan documents, promissory notes, agreements, instruments and financing statements in connection with the indebtedness referred to in the First Loan Agreement (all of the foregoing, together with the Note and the First Loan Agreement, are hereinafter collectively referred to as the "First Loan Documents"); and

	F. On or about June 12, 1992, the Company, the Bank and certain affiliates of the Company entered into a certain Loan Agreement (the "Second Loan Agreement"), thereby amending and restating the terms of the First Loan Agreement; and

	G. In connection with the Second Loan Agreement, the Company executed and delivered to the Bank certain other loan documents, promissory notes, agreements, and instruments in connection with the indebtedness referred to in the Second Loan Agreement, including, but not limited to, a Security Agreement (the "Security Agreement") with respect to the Personal Property (all of the foregoing, together with the Second Loan Agreement, are hereinafter collectively referred to as the "Second Loan Documents"); and

	H. As of August 2, 1994, the Company, the Bank and certain affiliates of the Company entered into a certain Amended and Restated Loan Agreement, that was amended by a certain First Amendment to Amended and Restated Loan Agreement dated of even d ate herewith (collectively, the "Third Loan Agreement"), which Third Loan Agreement amended and restated the terms of the Second Loan Agreement; and

	I. In connection with the Third Loan Agreement, the Company executed and delivered to the Bank certain other loan documents, promissory notes, agreements and instruments in connection with the indebtedness referred to in the Third Loan Agreement (hereinafter collectively the "Third Loan Documents") (all of the foregoing, together with the First Loan Documents, the Second Loan Documents and the Third Loan Agreement are hereinafter collectively referred to as the "Loan Documents").

	J. The Company remains the owner of the Real and Personal Property and the Bank holds the Loan Documents; and

	K. The Company and the Bank desire and are willing to extend the maturity date of the Note.

	NOW, THEREFORE, in consideration of the mutual covenants, agreements and promises contained herein, the receipt and sufficiency of which are hereby acknowledged, and intending to be legally bound, the Company and the Bank, for themselves and their successors and assigns do hereby agree, recite, represent and warrant as follows:

	1. The section titled "Manner of Payment" of the Note is hereby amended to recite in its entirety that:

	The Principal Sum shall be payable on June 7, 1996, and at maturity, whether by demand, acceleration, or otherwise. In addition, accrued interest shall be due and payable monthly beginning on July 1, 1995, and continuing on the first day of each month thereafter and at maturity, whether by demand, acceleration or otherwise.

	2. The Company hereby covenants and agrees that the Bank's agreement in this Agreement to modify the Note shall not be construed and shall not be the Bank's agreement to further modify the Note.

	3. The Company represents and warrants that no "Event of Default," as defined in the Third Loan Agreement, has occurred and is continuing, nor will any such Event of Default occur immediately after the delivery of this Agreement by the performance or observance of any provision hereof.

	4. Nothing contained in this Agreement shall be construed to affect, modify, or cure in any manner, or effect a waiver of the occurrence and/or continuance of any Event of Default, or default or breach of any term, condition, covenant or agreement contained in the Third Loan Agreement, the Note, the Loan Documents, or any other agreement executed in connection therewith.

	5. Except as modified herein, the Note, the Third Loan Agreement, the Loan Documents and all other agreements as to payment, guarantee of payment or security executed in connection therewith shall remain as written originally and in full force a nd effect in all respects, and nothing herein shall affect, modify, limit or impair any of the rights and powers which the Bank may have thereunder.

	6. The Company agrees to perform and observe all of the covenants, agreements, stipulations, and conditions to be performed under the Note, the Third Loan Agreement, Loan Documents, and all other related agreements, as amended hereby. Except as modified by this Agreement, all the terms, conditions and covenants of the Note, the Third Loan Agreement, the Loan Documents and any other related agreements shall remain as originally written.

	7. The Company agrees to execute such continuation statements, financing statements, or other documents, if any, as may be necessary or desirable to continue in full force and effect the security interest granted to the Bank.

	8. THIS AGREEMENT shall become effective only upon its execution by all parties hereto.

	IN WITNESS WHEREOF, the Company and the Bank have hereunto set their hands at Columbus, Ohio, as of the date first set forth above.

				       COMPANY:

				       CLYDE A. SHORT COMPANY

				       By:

				       Its:



				       BANK:

				       THE HUNTINGTON NATIONAL BANK


				       By:

				       Its:



			      CONSENT OF GUARANTORS

	Each of the undersigned, being a guarantor of the Company's indebtedness to the Bank pursuant to certain guaranty agreements with the Bank, hereby consents and agrees to be bound by the terms, conditions and execution of the above Fifth Note Modification Agreement and hereby further agrees that its obligations shall be continuing as provided in said guaranty agreements and said guaranty agreements shall remain as written originally and continue in full force and effect in all respects.

				       PAGES, INC.


				       By:

				       Its:


				       SCHOOL BOOK FAIRS, INC.


				       By:

				       Its:


				       CRAFTMARK INC.


				       By:

				       Its:


				       SCHOOL BOOK FAIRS, LIMITED

				       By:

				       Its:




COLUMBUS/147693.01




				   EXHIBIT A-2

			  THE HUNTINGTON NATIONAL BANK
				 Revolving Note



City Office __________ Division __________ Branch __________ [XX] Secured

Account No. __________ Note No. __________                   [  ] Unsecured

Account Name: School Book Fairs, Inc., Pages, Inc. and Clyde A. Short Company

[XX] Corporations      [  ] Partnerships       [  ] Individuals/Proprietorships

[  ] Other




$7,000,000.00                   Columbus, Ohio                    June 28, 1995



	FOR VALUE RECEIVED, the undersigned, jointly and severally, promise to pay to the order of The Huntington National Bank (hereinafter called the "Bank," which term shall include any holder hereof) at such place as the Bank may designate or, in the absence of such designation, at any of the Bank's offices, the sum of Seven Million Dollars ($7,000,000.00) or so much thereof as shall have been advanced by the Bank at any time and not thereafter repaid (hereinafter referred to as "Principal Sum") tog ether with interest as hereinafter provided and payable at the time and in the manner hereinafter provided. The proceeds of the loan evidenced hereby may be advanced, repaid and readvanced in partial amounts during the term of this revolving note (t his "Note") and prior to maturity. Each such advance shall be made to the undersigned upon receipt by the Bank of the undersigned's application therefor and disbursement instructions, which shall be in such form as the Bank shall from time to time prescribe. The Bank shall be entitled to rely on any oral or telephonic communication requesting an advance and/or providing disbursement instructions hereunder, which shall be received by it in good faith from anyone reasonably believed by the Bank to be the undersigned, or the undersigned's authorized agent. The undersigned agree that all advances made by the Bank will be evidenced by entries made by the Bank into its electronic data processing system and/or internal memoranda maintained by t he Bank. The undersigned further agree that the sum or sums shown on the most recent printout from the Bank's electronic data processing system and/or on such memoranda shall be rebuttably presumptive evidence of the amount of the Principal Sum and of the amount of any accrued interest.

	This Note is executed and the advances contemplated hereunder are to be made pursuant to an Amended and Restated Loan Agreement by and between the undersigned and the Bank dated as of August 2, 1994, and all amendments, modifications, and supplements thereto from time to time (hereinafter called the "Loan Agreement"), and all the covenants, representations, agreements, terms, and conditions contained therein, including but not limited to additional conditions of default, are incorporated herein as if fully rewritten.

INTEREST

	The undersigned agree to pay interest in like money and in immediately available funds at such office on the unpaid Principal Sum hereof from time to time from the date hereof until such amount shall become due and payable (whether at the stated maturity, by acceleration or otherwise) on the dates and at the applicable rates per annum as provided in the Loan Agreement.


MANNER OF PAYMENT

	The Principal Sum shall be due and payable on June 7, 1996, and at maturity, whether by demand, acceleration or otherwise. Accrued interest shall be due and payable monthly beginning on July 1, 1995, and continuing on the first day of each month thereafter, and at maturity, whether by demand, acceleration or otherwise.

LATE CHARGE

	Any installment or other payment not made within 10 days of the date such payment or installment is due shall be subject to a late charge equal to 5% of the amount of the installment or payment.

SECURITY

	This Note is secured by the security interests, assignments, and mortgages granted and/or referenced in the Loan Agreement and by various security agreements dated of even date herewith or various other dates.

DEFAULT

	Upon the occurrence of any of the following events:

	(a) the undersigned fail to make any payment of interest or of the Principal Sum on or before the date such payment is due;

	(b) an "Event of Default" under the Loan Agreement shall have occurred and be continuing;


then the Bank may, at its option, without notice or demand, accelerate the maturity of the obligations evidenced hereby, which obligations shall become immediately due and payable. In the event the Bank shall institute any action for the enforcement or collection of the obligations evidenced hereby, the undersigned agrees to pay all costs and expenses of such action, including reasonable attorneys' fees, to the extent permitted by law.

GENERAL PROVISIONS

	Each of the parties executing this Note, and any indorser, surety, or guarantor, hereby jointly and severally waive presentment, notice of dishonor, protest, notice of protest, and diligence in bringing suit against any party hereto, waive the defenses of impairment of collateral for the obligation evidenced hereby, impairment of a person against whom the Bank has any right of recourse, and any defenses of any accommodation maker and consent that without discharging any of them, the time of payment and any other provision of this promissory note may be extended or modified an unlimited number of times before or after maturity without notice to the undersigned. Each of the undersigned jointly and severally agrees that it will pay the obligations evidenced hereby, irrespective of any action or lack of action on the Bank's part in connection with the acquisition, perfection, possession, enforcement, disposition, or modification of all the obligations evidenced hereby or any and all security therefore, and no omission or delay on the Bank's part in exercising any right against, or taking any action to collect from or pursue the Bank's remedies against any party hereto will release, discharge, or modify the duties of the undersigned, or any of them, to make payments hereunder. Each of the undersigned agrees that the Bank, without notice to or further consent from the undersigned, may release or modify any collateral, security, document or other guaranties now held or hereafter acquired, or substitute other collateral, security or other guaranties, and no such action will release, discharge or modify the duties of the undersigned, or any of them, hereunder. Each of the undersigned agrees that the Bank will not be required t o pursue or exhaust any of its rights or remedies against the undersigned, or any of them, or any guarantors of the obligations evidenced hereby with respect to the payment of any said obligations, or to pursue, exhaust or preserve any of the Bank's rights or remedies with respect to any collatera, security or other guaranties given to secure said obligations. Each of the undersigned waives any claim or other right which it might now have or hereafter acquire against any other person or entity that is primarily or contingently liable on the obligations that arise from the existence or performance of each of the undersigned's obligations under this Note, including, without limitation, any right of subrogation, reimbursement, exoneration, contribution, indemnification, or any right to participate in any claim or remedy of the Bank or any collateral security which the Bank now has or hereafter acquires, whether such claim, remedy or right arises in equity, under contract or statute, at common law, or otherwise.

	The obligations evidenced hereby may from time to time be evidenced by another note or notes given in substitution, renewal or extension hereof. Any security interest or mortgage which secures the obligations evidenced hereby shall remain in full force and effect notwithstanding any such substitution, renewal, or extension.

	The captions used herein are for references only and shall not be deemed a part of this Note. If any of the terms or provisions of this Note shall be deemed unenforceable, the enforceability of the remaining terms and provisions shall not be affected. This Note shall be governed by and construed in accordance with the law of the State of Ohio.


WAIVER OF RIGHT TO TRIAL BY JURY

	EACH OF THE UNDERSIGNED HEREBY EXPRESSLY WAIVE ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (1) ARISING UNDER THIS NOTE OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR (2) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE UNDERSIGNED OR THE BANK, OR ANY OF THEM, WITH RESPECT TO THIS NOTE OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR THE TRANSACTIONS RELATED HERETO OR THERETO, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE; AND EACH OF THE UNDERSIGNED HEREBY AGREE AND CONSENT THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY, AND THAT THE UNDERSIGNED, OR ANY OF THEM, OR THE BANK MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF EACH OF THE UNDERSIGNED TO THE WAIVE R OF THE RIGHT OF THE UNDERSIGNED TO TRIAL BY JURY.


WARRANT OF ATTORNEY

	Each of the undersigned authorizes any attorney at law to appear in any Court of Record in the State of Ohio or in any state or territory of the United States after the above indebtedness becomes due, whether by acceleration or otherwise, to waive the issuing and service of process, and to confess judgment against any one or more of the undersigned in favor of the Bank for the amount then appearing due together with costs of suit, and thereupon to waive all errors and all rights of appeal and stays of execution. No such judgment or judgments against less than all of the undersigned shall be a bar to a subsequent judgment or judgments against any one or more of the undersigned against whom judgment has not been obtained hereon, this being a joint and several warrant of attorney to confess judgment.


WARNING-BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.

Borrower:                              Borrower:


SCHOOL BOOK FAIRS, INC.                PAGES, INC.


By:                                    By:

Its:                                   Its:




WARNING-BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.

				       Borrower:


				       CLYDE A. SHORT COMPANY


				       By:

				       Its:







COLUMBUS/147717.01




				   EXHIBIT A-3

			  THE HUNTINGTON NATIONAL BANK
				 Revolving Note



City Office __________ Division __________ Branch __________ [XX] Secured

Account No. __________ Note No. __________                   [  ] Unsecured

Account Name Pages, Inc., School Book Fairs, Inc. and Clyde A. Short Company

[XX] Corporations       [  ] Partnerships  [  ] Individuals/Proprietorships

[  ] Other




$9,500,000.00                   Columbus, Ohio                  June 28, 1995



	FOR VALUE RECEIVED, the undersigned, jointly and severally, promise to pay to the order of The Huntington National Bank (hereinafter called the "Bank," which term shall include any holder hereof) at such place as the Bank may designate or, in the absence of such designation, at any of the Bank's offices, the sum of Nine Million Five Hundred Thousand Dollars ($9,500,000.00) or so much thereof as shall have been advanced by the Bank at any time and not thereafter repaid (hereinafter referred to as "Principal Sum") together with interest as hereinafter provided and payable at the time and in the manner hereinafter provided. The proceeds of the loan evidenced hereby may be advanced, repaid and readvanced in partial amounts during the term of t his revolving note (this "Note") and prior to maturity. Each such advance shall be made to the undersigned upon receipt by the Bank of the undersigned's application therefor and disbursement instructions, which shall be in such form as the Bank shall from time to time prescribe. The Bank shall be entitled to rely on any oral or telephonic communication requesting an advance and/or providing disbursement instructions hereunder, which shall be received by it in good faith from anyone reasonably believed by the Bank to be the undersigned, or the undersigned's authorized agent. The undersigned agree that all advances made by the Bank will be evidenced by entries made by the Bank into its electronic data processing system and/or internal memoranda maintained by the Bank. The undersigned further agree that the sum or sums shown on the most recent printout from the Bank's electronic data processing system and/or on such memoranda shall be rebuttably presumptive evidence of the amount of t he Principal Sum and of the amount of any accrued interest.

	This Note is executed and the advances contemplated hereunder are to be made pursuant to an Amended and Restated Loan Agreement by and between the undersigned and the Bank dated as of August 2, 1994, and all amendments, modifications, and supplements thereto from time to time (hereinafter called the "Loan Agreement"), and all the covenants, representations, agreements, terms, and conditions contained therein, including but not limited to additional conditions of default, are incorporated herein as if fully rewritten.

INTEREST

	The undersigned agree to pay interest in like money and in immediately available funds at such office on the unpaid Principal Sum hereof from time to time from the date hereof until such amount shall become due and payable (whether at the stated maturity, by acceleration or otherwise) on the dates and at the applicable rates per annum as provided in the Loan Agreement.

MANNER OF PAYMENT

	The Principal Sum shall be due and payable on June 3, 1997, and at maturity, whether by demand, acceleration or otherwise. Accrued interest shall be due and payable monthly beginning on July 1, 1995, and continuing on the first day of each month thereafter, and at maturity, whether by demand, acceleration or otherwise.

LATE CHARGE

	Any installment or other payment not made within 10 days of the date such payment or installment is due shall be subject to a late charge equal to 5% of the amount of the installment or payment.

SECURITY

	This Note is secured by the security interests, assignments, and mortgages granted and/or referenced in the Loan Agreement and by various security agreements dated of even date herewith or various other dates.

DEFAULT

	 Upon the occurrence of any of the following events:

	      (a) the undersigned fail to make any payment of interest or of the Principal Sum on or before the date such payment is due;

	      (b) an "Event of Default" under the Loan Agreement shall have occurred and be continuing;


then the Bank may, at its option, without notice or demand, accelerate the maturity of the obligations evidenced hereby, which obligations shall become immediately due and payable. In the event the Bank shall institute any action for the enforcement or collection of the obligations evidenced hereby, the undersigned agrees to pay all costs and expenses of such action, including reasonable attorneys' fees, to the extent permitted by law.

GENERAL PROVISIONS

	Each of the parties executing this Note, and any indorser, surety, or guarantor, hereby jointly and severally waive presentment, notice of dishonor, protest, notice of protest, and diligence in bringing suit against any party hereto, waive the defenses of impairment of collateral for the obligation evidenced hereby, impairment of a person against whom the Bank has any right of recourse, and any defenses of any accommodation maker and consent that without discharging any of them, the time of payment and any other provision of this promissory note may be extended or modified an unlimited number of times before or after maturity without notice to the undersigned. Each of the undersigned jointly and severally agrees that it will pay the obligations evidenced hereby, irrespective of any action or lack of action on the Bank's part in connection with the acquisition, perfection, possession, enforcement, disposition, or modification of all the obligations evidenced hereby or any and all security therefore, and no omission or delay on the Bank's part in exercising any right against, or taking any action to collect from or pursue the Bank's remedies against any party hereto will release, discharge, or modify the duties of the undersigned, or any of them, to make payments hereunder. Each of the undersigned agrees that the Bank, without notice to or further consent from the undersigned, may release or modify any collateral, security, document or other guaranties now held or hereafter acquired, or substitute other collateral, security or other guaranties, and no such action will release, discharge or modify the duties of the undersigned, or any of them, hereunder. Each of the undersigned agrees that the Bank will not be required t o pursue or exhaust any of its rights or remedies against the undersigned, or any of them, or any guarantors of the obligations evidenced hereby with respect to the payment of any said obligations, or to pursue, exhaust or preserve any of the Bank's rights or remedies with respect to any collatera, security or other guaranties given to secure said obligations. Each of the undersigned waives any claim or other right which it might now have or hereafter acquire against any other person or entity that is primarily or contingently liable on the obligations that arise from the existence or performance of each of the undersigned's obligations under this Note, including, without limitation, any right of subrogation, reimbursement, exoneration, contribution, indemnification, or any right to participate in any claim or remedy of the Bank or any collateral security which the Bank now has or hereafter acquires, whether such claim, remedy or right arises in equity, under contract or statute, at common law, or otherwise.

	The obligations evidenced hereby may from time to time be evidenced by another note or notes given in substitution, renewal or extension hereof. Any security interest or mortgage which secures the obligations evidenced hereby shall remain in full force and effect notwithstanding any such substitution, renewal, or extension.

	The captions used herein are for references only and shall not be deemed a part of this Note. If any of the terms or provisions of this Note shall be deemed unenforceable, the enforceability of the remaining terms and provisions shall not be affected. This Note shall be governed by and construed in accordance with the law of the State of Ohio.


WAIVER OF RIGHT TO TRIAL BY JURY

	EACH OF THE UNDERSIGNED HEREBY EXPRESSLY WAIVE ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (1) ARISING UNDER THIS NOTE OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR (2) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE UNDERSIGNED OR THE BANK, OR ANY OF THEM, WITH RESPECT TO THIS NOTE OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR THE TRANSACTIONS RELATED HERETO OR THERETO, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE; AND EACH OF THE UNDERSIGNED HEREBY AGREE AND CONSENT THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY, AND THAT THE UNDERSIGNED, OR ANY OF THEM, OR THE BANK MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF EACH OF THE UNDERSIGNED TO THE WAIVE R OF THE RIGHT OF THE UNDERSIGNED TO TRIAL BY JURY.


WARRANT OF ATTORNEY

	Each of the undersigned authorizes any attorney at law to appear in any Court of Record in the State of Ohio or in any state or territory of the United States after the above indebtedness becomes due, whether by acceleration or otherwise, to waive the issuing and service of process, and to confess judgment against any one or more of the undersigned in favor of the Bank for the amount then appearing due together with costs of suit, and thereupon to waive all errors and all rights of appeal and stays of execution. No such judgment or judgments against less than all of the undersigned shall be a bar to a subsequent judgment or judgments against any one or more of the undersigned against whom judgment has not been obtained hereon, this being a joint and several warrant of attorney to confess judgment.


WARNING-BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.

Borrower:                              Borrower:


PAGES, INC.                            SCHOOL BOOK FAIRS, INC.


By:                                    By:

Its:                                   Its:




WARNING-BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.

				       Borrower:


				       CLYDE A. SHORT COMPANY


				       By:

				       Its:


COLUMBUS/147724.01




				   EXHIBIT A-4

			  THE HUNTINGTON NATIONAL BANK
			      COMMERCIAL LOAN NOTE
				Business Purpose



City Office __________ Division __________ Branch __________ [X] Secured

Account No. __________ Note No. __________                   [ ] Unsecured

Account Name: Pages, Inc., School Book Fairs, Inc., and Clyde A. Short Company

[ X ] corporations     [   ] partnership    [   ] individual/proprietorship

[   ]  other




$2,500,000.00                  Columbus, Ohio                     June 28, 1995


	FOR VALUE RECEIVED, the undersigned, jointly and severally, promise to pay to the order of The Huntington National Bank (hereinafter called the "Bank," which term shall include any holder hereof), at such place as the Bank may designate or, in the absence of such designation, at any of the Bank's offices, the sum of Two Million Five Hundred Thousand Dollars ($2,500,000.00) (hereinafter called the "Principal Sum"), together with interest as hereinafter provided. The undersigned promise to pay the Principal Sum and the interest thereon at the time and in the manner hereinafter provided in this note (this "Note").

	This Note is executed and the advances contemplated hereunder are to be made pursuant to an Amended and Restated Loan Agreement by and between the undersigned and the Bank dated August 2, 1994, and all amendments, modifications and restatements there to from time to time (hereinafter called the "Loan Agreement") and all the covenants, representations, agreements, terms and conditions contained therein, including but not limited to additional conditions of default, are incorporated herein as if fully rewritten.


INTEREST

	Interest will accrue on the unpaid balance of the Principal Sum until paid at a variable rate of interest per annum, which shall change in the manner set forth below equal to one percentage point (1%) in excess of the Prime Commercial Rate.

	Upon the occurrence of an "Event of Default" pursuant to the Loan Agreement, interest will accrue on the unpaid balance of the Principal Sum and unpaid interest, if any, until paid at a variable rate of interest per annum, which shall change in the manner set forth below, equal to four percentage points in excess of the Prime Commercial Rate.

	All interest shall be calculated on the basis of a 360 day year for the actual number of days the Principal Sum or any part thereof remains unpaid.

	As used herein, Prime Commercial Rate shall mean the rate established by the Bank from time to time based on its consideration of economic, money market, business and competitive factors, and it is not necessarily the Bank's most favored rate. Subject to any maximum or minimum interest rate limitation specified herein or by applicable law, any variable rate of interest on the obligation evidenced hereby shall change automatically without notice to the undersigned immediately with each change in the Prime Commercial Rate.



MANNER OF PAYMENT

	The Principal Sum shall be payable on June 7, 1996 and accrued interest shall be due and payable monthly beginning on July 1, 1995, and continuing on the first day of each month thereafter, and at maturity, whether by demand, acceleration or otherwise.


LATE CHARGE

	Any installment or other payment not made within 10 days of the date such payment or installment is due shall be subject to a late charge equal to 5% of the amount of the installment or payment.


SECURITY

	This Note is secured by the security interests granted by or referred to in the Loan Agreement and by the assignments and the mortgages or other security documents dated various dates or given contemporaneously herewith.


DEFAULT

	Upon the occurrence of any of the following events:

	(a) the undersigned fail to make any payment of interest or of the Principal Sum on or before the date such payment is due;

	(b) an "Event of Default" under the Loan Agreement shall have occurred and be continuing;


then the Bank may, at its option, without notice or demand, accelerate the maturity of the obligations evidenced hereby, which obligations shall become immediately due and payable. In the event the Bank shall institute any action for the enforcement or collection of the obligations evidenced hereby, the undersigned agrees to pay all costs and expenses of such action, including reasonable attorneys' fees, to the extent permitted by law.


GENERAL PROVISIONS

	Each of the parties executing this Note, and any indorser, surety, or guarantor, hereby jointly and severally waive presentment, notice of dishonor, protest, notice of protest, and diligence in bringing suit against any party hereto, waive the defenses of impairment of collateral for the obligation evidenced hereby, impairment of a person against whom the Bank has any right of recourse, and any defenses of any accommodation maker and consent that without discharging any of them, the time of payment and any other provision of this promissory note may be extended or modified an unlimited number of times before or after maturity without notice to the undersigned. Each of the undersigned jointly and severally agrees that it will pay the obligations evidenced hereby, irrespective of any action or lack of action on the Bank's part in connection with the acquisition, perfection, possession, enforcement, disposition, or modification of all the obligations evidenced hereby or any and all security therefore, and no omission or delay on the Bank's part in exercising any right against, or taking any action to collect from or pursue the Bank's remedies against any party hereto will release, discharge, or modify the duties of the undersigned, or any of them, to make payments hereunder. Each of the undersigned agrees that the Bank, without notice to or further consent from the undersigned, may release or modify any collateral, security, document or other guaranties now held or hereafter acquired, or substitute other collateral, security or other guaranties, and no such action will release, discharge or modify the duties of the undersigned, or any of them, hereunder. Each of the undersigned agrees that the Bank will not be required t o pursue or exhaust any of its rights or remedies against the undersigned, or any of them, or any guarantors of the obligations evidenced hereby with respect to the payment of any said obligations, or to pursue, exhaust or preserve any of the Bank's rights or remedies with respect to any collateral, security or other guaranties given to secure said obligations. Each of the undersigned waives any claim or other right which it might now have or hereafter acquire against any other person or entity that is primarily or contingently liable on the obligations that arise from the existence or performance of each of the undersigned's obligations under this Note, including, without limitation, any right of subrogation, reimbursement, exoneration, contribution, indemnification, or any right to participate in any claim or remedy of the Bank or any collateral security which the Bank now has or hereafter acquires, whether such claim, remedy or right arises in equity, under contract or statute, a t common law, or otherwise.

	The obligations evidenced hereby may from time to time be evidenced by another note or notes given in substitution, renewal or extension hereof. Any security interest or mortgage which secures the obligations evidenced hereby shall remain in full force and effect notwithstanding any such substitution, renewal, or extension.

	The captions used herein are for references only and shall not be deemed a part of this Note. If any of the terms or provisions of this Note shall be deemed unenforceable, the enforceability of the remaining terms and provisions shall not be affected. This Note shall be governed by and construed in accordance with the law of the State of Ohio.


WAIVER OF RIGHT TO TRIAL BY JURY

	EACH OF THE UNDERSIGNED HEREBY EXPRESSLY WAIVE ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (1) ARISING UNDER THIS NOTE OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR (2) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE UNDERSIGNED OR THE BANK, OR ANY OF THEM, WITH RESPECT TO THIS NOTE OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR THE TRANSACTIONS RELATED HERETO OR THERETO, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE; AND EACH OF THE UNDERSIGNED HEREBY AGREE AND CONSENT THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY, AND THAT THE UNDERSIGNED, OR ANY OF THEM, OR THE BANK MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF EACH OF THE UNDERSIGNED TO THE WAIVE R OF THE RIGHT OF THE UNDERSIGNED TO TRIAL BY JURY.


WARRANT OF ATTORNEY

	Each of the undersigned authorizes any attorney at law to appear in any Court of Record in the State of Ohio or in any state or territory of the United States after the above indebtedness becomes due, whether by acceleration or otherwise, to waive the issuing and service of process, and to confess judgment against any one or more of the undersigned in favor of the Bank for the amount then appearing due together with costs of suit, and thereupon to waive all errors and all rights of appeal and stays of execution. No such judgment or judgments against less than all of the undersigned shall be a bar to a subsequent judgment or judgments against any one or more of the undersigned against whom judgment has not been obtained hereon, this being a joint and several warrant of attorney to confess judgment.




				     WARNING

BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.

Borrower:                              Borrower:

PAGES, INC.                            SCHOOL BOOK FAIRS, INC.


By:                                    By:

Its:                                   Its:

				     WARNING

BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.

				       Borrower:

				       CLYDE A. SHORT COMPANY


				       By:

				       Its:



COLUMBUS/147707.01






				   EXHIBIT A-6

		STANDBY LETTER OF CREDIT REIMBURSEMENT AGREEMENT

To The Huntington National Bank:                                   June 28, 1995

	In consideration of your issuing, or your application for the issuance by your correspondent at our request, of one or more Standby Letters of Credit (herein called the "Credit," whether one or more) substantially in accordance with the application attached hereto, or such applications as may hereafter be executed and made a part hereof, the undersigned jointly and severally agree as follows:

	1. This Standby Letter of Credit Reimbursement Agreement (the "Agreement") is executed and the Credit contemplated hereunder are made pursuant to an Amended and Restated Loan Agreement dated as of August 2, 1994 by and between the parties hereto, together with any and all modifications and amendments thereto from time to time (hereinafter called the "Loan Agreement") and all the covenants, representations, agreements, terms and conditions contained therein are incorporated by reference herein. All Applications shall be made on forms substantially identical to Exhibit A attached hereto. Upon execution by any of the undersigned, each Application shall become a part of, and subject to, the terms and conditions of the Loan Agreement and this Agreement.

	2. As to drafts drawn under or purporting to be drawn under the Credit which are payable in United States Currency, we agree (a) in the case of each sight draft, to reimburse you at your issuing office on demand, in United Stated legal tender, the amount paid on such draft; or, (b) if so demanded by you, to pay to you at said office in advance, in such legal tender, the amount required to pay such draft.

	3. As to drafts drawn under or purporting to be drawn under the Credit which are payable in currency other than United States currency, we agree in the case of each sight draft to reimburse you at your issuing office, on demand, the equivalent of the amount paid, in United States legal tender, at the rate of exchange then current for cable transfers to the place of payment, in the currency in which such draft is drawn. A demand made on one of us shall fix the exchange rate as to all of us. If for any reason whatsoever, there shall be, at the time of your demand of reimbursement or payment, no rate of exchange current for effective cable transfers to the place of payment and in the currency in which any such draft is drawn, we agree to pay you, on demand, in United States legal tender, an amount which, in your sole judgment, shall be sufficient to meet our obligations hereunder, which amount may be applied by you at any time as a payment on account of such obligations; or , at your option, held as security therefor; it being understood, however, that we shall remain liable for any deficiency which may result if such amount in the United States legal tender shall prove to be insufficient to effect full payment or reimbursement to you at the time when a rate of exchange for such transfers shall again be current.

	4. We also agree to pay to you, on demand, your fee of 1.25% P.A., and all charges and expenses (including all charges for legal services) paid or incurred by you in connection with the issuance of each Credit, plus correspondent's charges, if any, and interest where chargeable. We agree to pay you after demand for reimbursement interest upon any amounts disbursed hereunder at a variable rate of interest per annum, which shall change in the manner set forth below equal to three an d one-half percentage points in excess of the Prime Commercial Rate of The Huntington National Bank. As used herein, Prime Commercial Rate shall mean the rate established by the Bank from time to time based on its consideration of economic, money market, business and competitive factors, and is not necessarily the Bank's most favored rate. Subject to any maximum or minimum interest rate limitation specified herein or by applicable law, the variable rate of interest on the obligation evidenced hereby shall change automatically without notice to the undersigned immediately with each change in the Prime Commercial Rate.


	5. We agree that, in the event of any extension of the maturity or time for presentation of drafts, documents, or any other modification of the terms of the Credit, at the request of any of us, with or without notification to the others, or in the event of any increase in the amount of the Credit at our request this Agreement shall be binding upon us with regard to the Credit so increased or otherwise modified, to drafts, documents, and to any action taken by you or any of your correspondents in accordance with such extension, increase, or other modification. We hereby jointly and severally waive presentment, notice of dishonor, protest, notice of protect and diligence in bringing suit against any party hereto, waive the defenses of impairment of collateral for the obligation evidenced hereby, impairment of a person against whom you have any right of recourse, and any defenses of any accommodation maker. Each of us jointly and severally agrees that it will pay the obligations evidenced hereby, irrespective of any action or lack of action on your part in connection with the acquisition, perfection, possession, enforcement, disposition or modification of any or all the obligations evidenced hereby or any and all security therefor, and no omission or delay on your part in exercising any right against, or taking any action to collect from or pursue your remedies against any party hereto will release, discharge, or modify the duties of any of us to make payments hereunder. Each of us jointly and severally agrees that you may, without notice to or further consent from any of us, release or modify any collateral, security, document or other guaranties now held or hereafter acquired, or substitute other collateral, security or other guaranties, and no such action will release, discharge or modify the duties of any of us hereunder. Each of us jointly and severally agrees that you will not be required to pursue or exhaust any of your rights or remedies against any of us or any guarantors of the obligations evidenced hereby with respect to the payment of any said obligations, or to pursue, exhaust or preserve any of your rights or remedies with respect to any collateral, security or other guaranties given to secure said obligations. If any of us shall at any time pay any sums on account of any obligations hereunder or take any other action in performance of any of our obligations hereunder, we shall be subrogated to the rights, powers, privileges an d remedies of any person or entity that is primarily or contingently liable on the obligations that arise from the existence or performance of each of our respective obligations hereunder; provided, that all such rights of subrogation and all claims and indebtedness arising therefrom shall be, and each of us jointly and severally agrees that the same are and shall be at all times, in all respects subordinate and junior to all obligations of any such person or entity to you, and provided, further , that each of us jointly and severally agrees that it will not seek to exercise any such rights of subrogation, reimbursement, exoneration, or indemnity whatsoever or any rights of recourse to any security for any of the obligations hereunder unless or until all such obligations shall have been indefeasibly paid in full in cash and duly and fully performed.

	6. We hereby expressly authorize you and any of your correspondents to pay any drafts drawn under or purporting to be drawn under the Credit, notwithstanding any discrepancies or irregularities between the drafts and documents presented, and those required by the terms of the Credit; provided that as to discrepancies and irregularities not otherwise covered by the provisions of this Agreement, you or your correspondent so accepting or paying must be furnished with an indemnity satisfactory to you, which, running in our favor as well as yours, covers the discrepancies or irregularities, but is limited to the actual damage directly attributable to such discrepancies or irregularities.

	7. We assume all risks of the acts or omissions of the users of the Credit. We agree that, should the beneficiary under a Credit upon receipt of advice, by cable or otherwise, of the issuance of the Credit, but prior to its actual receipt, negotiate drafts by virtue of such advice, such negotiation shall be considered a proper one and shall be included under the terms and subject to all conditions hereof, and we assume all the risks of the misuses of the Credit, whatsoever. Neither you nor your correspondents shall be responsible for the form, validity, sufficiency, genuineness, or legal effect of documents, even if such documents should in fact prove to be in any or all respect invalid, insufficient, fraudulent, or forged; f or the validity or sufficiency of any instrument assigning/transferring or purporting to assign/transfer the Credit or the rights or benefits thereunder or proceeds thereof in whole or in part, which may prove to be invalid or ineffective for any reason; for failure of any draft to bear any reference or adequate reference to the Credit, or failure of documents to accompany any draft at negotiation, or failure of documents to accompany any draft at payment if sent by duplicate mail, or failure of any person to note the amount of any draft on the reverse of the Credit, or to surrender to take up the Credit or to send forward documents apart from drafts, as required by the terms of the Credit, each of which provisions, if contained in the Credit itself, it is agreed, may be waived by you; or for errors, omissions, interruptions, or delays in transmission or delivery of any messages by mail, cable, telegraph, wireless, or otherwise, whether or not they be in cipher; nor shall you be responsible for any error, neglect, or default of any of your correspondents for errors in translation, or for errors in interpretation of technical terms, or for any consequences arising from causes beyond your control; and none of the above shall affect, impair, or prevent the vesting of any of your rights or powers hereunder. You shall have the right to transmit the terms of the Credit without translating them. We shall protect you and any other drawee in paying any draft dated on or before the expiration of any time limit expressed in the Credit, regardless of when drawn and when or whether negotiated. If the Credit provides that payment is to be made by your correspondent, neither you nor such correspondent shall be responsible for the failure of any of the documents specified in the Credit to come into your hands, or for any delay in connection therewith; and our obligation to reimburse you for payments made or obligations incurred shall not be affected by such failure or delay in t he receipt by you of any of such documents. In furtherance and extension and not in limitation of the specific provisions herein before set forth, we agree that any action taken by you or any correspondent of yours, under or in connection with the Credit or the relative drafts and documents, if taken in good faith, shall be binding on us, and shall not put you or your correspondent under any resulting liability to us, and we make the same agreement as to any inaction or omission, unless in breach of good faith.

	You shall not in any way be liable for any failure by you or anyone else to pay any draft under the Credit resulting from any censorship, law, control or restriction rightfully or wrongfully exercised by any de facto or de jure domestic or foreign government or agency, or from any other cause beyond your control or the control of your correspondents, agents, or sub-agents, or for any loss or damage to us or anyone else resulting from any such failure to pay, all such risks being expressly assume d by us, and we agree to indemnify and hold you harmless from any claim, loss, liability, or expense arising by reason of any such failure to pay. We are responsible to you for all obligations imposed upon you with respect to the Credit or the relative drafts and documents.

	8. Each of us agrees that the balance of every account of us or any of us with you and each claim of us or any of us against you existing from time to time, shall be subject to a lien and subject to be set off against any and all such liabilities of us or any of us; and you may at any time or from time to time at your option and without notice, appropriate and apply toward the payment of any of such liabilities of us or any of us the balance of each such account of us or any of us with you and each such claim of us or any of us against you, and we and each of us, will continue liable for any deficiency. Each of us agrees that all property of every description, now or hereafter in your possession or custody, or in transit to you for any purpose, including safekeeping, collection, or pledge, for the account of us or any of us, or as to which we or any of us may have any interest, right, or power, whether or not such property is in whole or in part released to us or any of u s on trust or bailee receipt, are hereby made security and subject to a lien and security interest in your favor and any and all such liabilities of us or any of us. You may at any time and from time to time, without notice, transfer into your own name or that of your nominee, any property so held as collateral. Each of us agrees that upon the occurrence of an "Event of Default" under the Loan Agreement or a breach of any of the terms, conditions, or provisions of this Agreement (a) any and all such liabilities of us or any of us shall, at your option, become and be immediately due and payable, without notice, presentation, demand of payment or protest, all such being hereby expressly waived, and notwithstanding any credit or time allowed to any of us, or any instrument evidencing such liabilities or otherwise, and (b) you shall have the right from time to time to sell, re-sell, assign, and deliver all or any part of the property, securing any liabilities of us or any of us, arrived or to arrive, at any brokers' Board of Exchange, or at public or private sale, at your option, without having the property at the place of sale, in such parcel or parcels and at such time or times and at such place or places, and upon such terms and conditions as you may deem proper, and in connection therewith, may grant options, all without demand, advertisement or notice to us or any of us, all of which are hereby expressly waived, and to apply the net proceeds of such sale or sales to the payment of any and all such liabilities and we and each of us will continue liable to you for any deficiency, with interest. Upon such sale, you may purchase the whole or any part of the property of us or any of us being sold, free from any right of redemption, which we and each of us hereby expressly waive and release. Demands or calls for collateral on or any notices to us or any of us respectively (a) may be made or given by you by leaving same at the last know address of us or any of us respectively, or by mailing, telegraphing, cabling, radioing, telephoning, or otherwise sending same to such address, with the same effect as if delivered to all of us in person; (b) shall be considered made as of the time of such leaving or mailing, telegraphing, cabling, radioing, telephoning, or other sending by public agencies of communication. Each of us agrees that with or without notification to any of us, you may exchange, release, surrender, realize upon, release on trust receipt to any of us, or otherwise deal with any property by whomsoever pledged, mortgaged, or subjected to a security interest to secure directly or indirectly any of the obligations hereunder or for which any of the undersigned may be liable.

	We will bear and pay all expenses of every kind (including all charges for legal services) of the enforcement of any of your rights herein mentioned, of any claim or demand by you against us or any of us, and of any actual or attempted sale, exchange , enforcement, collection maintenance, retention, insurance, compromise, settlement, release, delivery on trust receipt, or delivery of any such security, and of the receipt of proceeds thereof, and will repay to you any such expenses incurred by you .

	9. None of your options, powers or rights (including those hereunder) shall be waived unless you or your authorized agent shall have signed such waiver in writing. No such waiver, unless expressly as stated herein, shall be effective as to any transaction which occurs subsequent to the date of such waiver, nor as to any continuance of a breach after such waiver. No segregation or specific allocation by you of specified collateral against any liability shall waive or affect any lie n of any sort against other securities or property or any of your options, powers or rights (including those hereunder).

	10. The word "property" as used in this Agreement includes goods, merchandise, securities, funds, choses in action, and any and all other forms of property, whether real, personal, or mixed, and any right or interest therein. Property in your possession shall include property in possession of anyone for you in any manner whatsoever. Your options, powers and rights specified in this Agreement are in addition to those otherwise created. You are hereby expressly given the right and power in furtherance of any right, power or privilege which you may have hereunder or in connection with the Credit to execute any endorsements, assignments, or other instruments of conveyance or transfer in our name, place and stead, covering any property standing in our name or belonging to us of every kind and description which you may hold or which may come into your possession under the Credit or by reason of this Agreement.

	11. If the Credit states that except so far as otherwise expressly stated, it is subject to the Uniform Customs and Practice for Documentary Credits (1993 Revision), International Chamber of Commerce (Publication No. 500) (herein called t he "Uniform Customs"), the Credit shall be so subject in all respects; and (a) that, if the Credit does not state that except so far as otherwise expressly stated it is subject to the Uniform Customs, you and any of your correspondents may, without limiting the type of document acceptable according to any other provisions of this Agreement, accept documents of any character which comply with the Uniform Customs, or which comply with the laws or regulations in force and customs and usages of the place of negotiation, and
(b) that you and any of your correspondents may receive, negotiate, and pay as complying with the terms of the Credit, any drafts or other documents, otherwise in order, which may be signed by, or issued to, the administrator or executor of, or the trustee in bankruptcy of, or the receiver for any of the property of the party in whose name the Credit provides that any drafts or other documents should be drawn or issued.

	12. You are hereby expressly authorized and directed to honor any request for payment which is made under and in compliance with the terms of said Credit without regard to, and without any duty on your part to inquire into, the existence of any disputes or controversies between any of the undersigned, the beneficiary of the Credit, or any other person, firm or corporation, or the respective rights, duties, or liabilities of any of them or whether any facts or occurrences represented in any of the documents presented under the Credit are true or correct. Furthermore, we fully understand and agree that your sole obligation to us shall be limited to honoring requests for payment made under and in compliance with the terms of the Credit and this Agreement and your obligation remains so limited even if you may have assisted us in the preparation of the wording of the Credit or any documents required to be presented thereunder or that you may otherwise be aware of the underlying transaction giving rise to the Credit and this Agreement.

	13. If the undersigned is a banking institution, the undersigned hereby appoints you as its agent to the extent of issuing the Credit in accordance with and subject to the terms and provisions of this Agreement.

	14. If the Credit shall be issued by your correspondent in accordance with this Agreement, each of the warranties, liabilities and other terms of this Agreement or of the Credit shall run in your favor as well as that of your correspondent so issuing the Credit.

	15. Each of the undersigned authorizes any attorney at law to appear in any Court of Record in the State of Ohio or in any state or territory of the United States after the above indebtedness becomes due, whether by acceleration or otherwise, to waive the issuing and service of process, and to confess judgment against any one or more of the undersigned in favor of the Bank for the amount then appearing due together with costs of suit, and thereupon to waive all errors and all rights of appeal and stays of execution. No such judgment or judgments against less than all of the undersigned shall be a bar to a subsequent judgment or judgments against any one or more of the undersigned against whom judgment has not been obtained here on, this being a joint and several warrant of attorney to confess judgment.

	16. EACH OF THE UNDERSIGNED HEREBY EXPRESSLY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (1) ARISING UNDER THIS AGREEMENT OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR (2) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO OR ANY OF THEM WITH RESPECT TO THIS AGREEMENT OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR THE TRANSACTIONS RELATED HERETO OR THERETO, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE; AND EACH OF THE UNDERSIGNED HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY, AND THAT ANY PARTY TO THIS AGREEMENT MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF EACH OF THE UNDERSIGNED TO THE WAIVER OF EACH OF THE UNDERSIGNED'S RIGHT TO TRIAL BY JURY.

	17. This Agreement shall be binding upon us, our heirs, executors, administrators, successors, and assigns, and shall inure to the benefit of, and to be enforceable by, you, your successors, transferees and assigns. If this Agreement should be terminated or revoked by operation of law as to us, or any of us, we will indemnify and save you harmless from any loss which may be suffered or incurred by you in acting hereunder, prior to the receipt by you or your transferees or assigns of notice in writing of such termination or revocation. If this Agreement is signed by two or more parties, it shall be the joint and several agreement of such parties and whenever used herein, the singular number shall include the plural, and the plural the singular. This Agreement shall be governed by and construed in accordance with the law of the State of Ohio.


			Very truly yours,

			PAGES, INC.

			By:

			Its:

				     WARNING

BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.


			SCHOOL BOOK FAIRS, INC.

			By:

			Its:

				     WARNING

BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.


			CLYDE A. SHORT COMPANY

			By:

			Its:




COLUMBUS/147792.01

			INTERCORPORATE FUNDING AGREEMENT


	This INTERCORPORATE FUNDING AGREEMENT (this "Agreement") is entered into as of this 28th day of June, 1995, by and among Pages, Inc. (hereinafter called "Company") and the subsidiaries and affiliates of Company and their subsidiaries (all of which a re hereinafter called the "Affiliates" or separately an "Affiliate") that from time to time become a party to this Agreement, each party to this Agreement being hereinafter sometimes referred to as a "party," or collectively, "the parties."


				    RECITALS

	A. The present and future parties to this Agreement consist of corporations or partnerships affiliated in ownership and related to one another in the operation of the businesses they conduct. The parties intend to assist and cooperate with one another in meeting financial obligations and needs and to cooperate in the conduct of their businesses, including the purchase and sale of goods and services, and the acquisition of supplies, machinery, equipment and facilities, all to their mutual advantage and economic benefit in the conduct of their businesses.

	B. Each of the parties hereto recognizes the advantages that accrue to it from such cooperation and mutual assistance and further recognizes that the growth, prosperity and strength of each is dependent on the economic prosperity and strength of all of them.

	C. Each of the parties hereto has the valid corporate or partnership power and legal capacity to execute and perform this Agreement. Each of the parties deems that the execution of this Agreement in the circumstances and under the terms hereof is necessary, convenient and expedient to accomplish the purposes for which each such party was formed and will be beneficial to the parties in the conduct of their respective businesses.

	NOW THEREFORE, in consideration of the premises and the mutual covenants herein contained, the parties hereto agree as follows:

	SECTION 1.1. This Agreement shall apply to funds advanced (hereinafter called an "Advance" or "Advances"):

		(a)     by Company to an Affiliate, or

		(b)     by an Affiliate to Company, or

		(c)     by an Affiliate to an Affiliate,

from time to time after becoming parties to this Agreement, unless otherwise agreed in writing by the parties making and receiving the Advance.

	SECTION 1.2. Each Advance shall be repaid on demand of the party making such Advance (hereinafter called the "Advancing Party") by the transfer of funds into a specified bank account of the Advancing Party, or in such other manner as may be specified from time to time by the President, Treasurer, or equivalent officer (or a person designated in writing by one of them) of the Advancing Party.

	SECTION 1.3. Each party receiving an Advance (hereinafter called the "Receiving Party") may pay the unpaid principal amount of any Advance made to it in whole or in part at any time and from time to time. Each such payment of principal may be made without the payment of accrued and unpaid interest thereon.


	SECTION 1.4. A quarterly statement shall be delivered to each Advancing Party and Receiving Party, showing for the period all Advances made to the Receiving Party, all payments or partial payments of the principal amount of the Advances by the Receiving Party, the accrued and unpaid interest on the Advances, if any, and such other information as may be necessary or appropriate. Each party hereto agrees that it will notify the person delivering a quarterly statement to it of any error in the quarterly statement pertaining to it within ten calendar days after receiving such statement.

	SECTION 2.1. In order to make efficient use of its excess cash, any party hereto may deposit its excess cash (hereinafter called a "Deposit" or collectively the "Deposits") in a specified bank or banks at the request of another party hereto in order to help the party making the request satisfy compensating balance requirements under the terms of a loan agreement or other agreement to furnish banking services. Unless otherwise agreed in writing by the Depositing Party (as hereinafter defined) a nd the Benefited Party (as hereinafter defined), the terms of this Agreement shall apply to Deposits made by a party whose compensating balance requirements or needs are being benefited (hereinafter called the "Benefited Party").

	SECTION 2.2. Each Depositing Party shall have exclusive and unfettered control over its Deposits and shall not have any obligation to any Benefited Party or any other party to maintain any Deposit in any account. Each Depositing Party may at any time withdraw its Deposit from any account.

	SECTION 2.3. Requests for the making of Deposits, and Deposits made in response to requests, may be accomplished by oral communications, but written confirmation of the request for the making of the Deposit shall be given by or on behalf of the Benefited Party and written confirmation of the making of each Deposit shall be given by or on behalf of the Depositing Party.

	SECTION 2.4. A quarterly statement shall be delivered to each Depositing Party and Benefited Party showing for the quarter all outstanding Deposits, and may include the following information: all Deposits made or discontinued during the period, all Deposits made in a previous period which have not been discontinued, the amounts of money accrued and owing by the Benefited Party to the Depositing Party, including the rate or rates at which compensation payable to the Depositing Party for its Deposits has accrued, and such other information as may be necessary or appropriate. Each party hereto agrees that it will notify the person delivering such quarterly statement to it of any error in the quarterly statement pertaining to it within ten calendar days after receiving such statement.

	SECTION 3.1. Subject to the provisions of SECTION 3.2 hereof, each party (i) designates Company as its agent to prepare and furnish the statements and other information provided for in SECTIONS 1.4 and 2.4 hereof, (ii) agrees that Company may make arrangements with any party to this Agreement for such party to prepare and deliver the statements and other information provided for in this Agreement and (iii) agrees that, upon request of the person preparing and delivering the statements and information, it will pay such person a reasonable fee for its services.

	SECTION 3.2. Any party may at any time terminate the foregoing authorizations of a person or persons to prepare and deliver the statements and information relating to its transactions and either prepare and deliver its own statements and information or designate another person as its agent for such purpose. Such termination and designation shall be effective when the party gives notice thereof to Company.

	SECTION 4. All notices to be given by one party to another under the terms of this Agreement shall be deemed to have been given when delivered to the party to be notified.

	SECTION 5. If any provision of this Agreement shall require the payment of money by a party hereto, which payment shall be prohibited by, or shall be in excess of, the maximum amount permitted by applicable law, such payment shall be reduced to the extent necessary to comply with the law. The amount of such reduction shall be carried forward without interest and, if and when permitted by applicable law, added to a subsequent payment required to be made under the terms of this Agreement.

	SECTION 6. Nothing in this Agreement shall be deemed to prevent or restrict any party from agreeing in writing from time to time with another party to this Agreement, and without the consent of the remaining parties, to (i) the accrual of interest, if any, on Advances or to the accrual of compensation for Deposits at a rate or rates different from the terms hereof or (ii) the payment of such interest or compensation at a time or times earlier than is required by the terms hereof.

	SECTION 7.1. In the event the terms of this Agreement shall apply to any Advance or Deposit made prior to the date on which the parties to the Advance or Deposit became parties to this Agreement, any interest or compensation payable in respect of such Advance or Deposit shall be calculated, recalculated or adjusted to the extent necessary under the terms hereof from the date the transaction arose, unless otherwise specified by the parties to the transaction.

	SECTION 7.2. Each party hereto agrees to advise Company promptly of each Advance or Deposit to which this Agreement may apply, which Advance or Deposit existed on or before the date it became a party to this Agreement.

	SECTION 7.3. In the event any Benefited Party shall fail to pay to any Depositing Party all or any part of any compensation when due and payable under the terms of this Agreement, unless otherwise agreed by the party to which the payment is due and owing, any unpaid amount of any compensation in respect of a Deposit shall be deemed to be an Advance payable on demand by the Benefited Party to the Depositing Party from its date (the date on which the unpaid compensation should have been paid to t he Depositing Party) and shall be payable as provided in this Agreement for Advances.

	SECTION 8.1. Each party to this Agreement acknowledges and agrees that funds may from time to time be borrowed from third-party lenders by one or more of the parties to this Agreement and in turn advanced to one or more of the other parties to this Agreement. The parties further acknowledge that one or more of the parties may from time to time be required to become obligated as a maker on indebtedness to such third-party lenders or to guarantee to such third-party lenders the repayment of loan s that will directly or indirectly benefit such parties.

	SECTION 8.2. Each party to this Agreement agrees that, in each and every instance where such party is the direct or indirect recipient or beneficiary of funds borrowed from third-party lenders by itself or by another party to this Agreement, it will as such recipient or beneficiary indemnify and hold harmless the party that has promised to pay or guaranteed repayment of such funds to the lender from and against all loss, cost or expense arising out of the performance of such promissory note or guaranty. To the extent that any party to this Agreement shall pay or cause to be paid to any third-party lender pursuant to such promissory note or guaranty funds in excess of funds received directly or indirectly, by such party from a third-party lender, each other party agrees that such party shall have, in addition to any rights granted by this Agreement, or by law or equity, a contractual right of subrogation and/or a right to receive repayment from each other party to this Agreement, jointly and severally, to the extent that any such other party to this Agreement has received directly or indirectly funds borrowed from a third-party lender. If for any reason any party hereto shall be unable to discharge its obligations to any such lender, each other party agrees to exercise its best efforts to make available to such obligated party, by way of a loan or advance, sufficient funds to enable such party to discharge such obligations.

	SECTION 9.1. Each party to this Agreement agrees that additional corporations that are subsidiaries of Company or of Company's subsidiaries may be added to this Agreement from time to time as parties by entering into a supplement to this Agreement with Company without the consent or approval of any other party hereto. This Agreement may have an unlimited number of supplements.

	SECTION 9.2. Company shall deliver or cause to be delivered to each party hereto a copy of each supplement hereto. Such copies of supplements need not be executed counterparts, but any party hereto shall be entitled to inspect executed counterparts of all supplements at the offices of Company.

	SECTION 9.3. Company shall deliver or cause to be delivered from time to time to each party hereto a current list of the parties to this Agreement.

	SECTION 9.4. This Agreement may not be terminated by any party hereto (hereinafter called the "Terminating Party") prior to June 30, 1997. If Company is the Terminating Party, the notice shall be given by it to all other parties. If a party other than Company is the Terminating Party, the notice may be given only to Company and Company shall notify the other parties hereto. Unless otherwise agreed in writing, the termination of this Agreement with respect to any party shall not affect the rights or obligations, or both, of the Terminating Party and all other parties to this Agreement in respect of (1) the unpaid principal amount of any Advance made by or to the Terminating Party and the accrued and unpaid interest, if any, payable there on, or (2) any Deposit made by or for the benefit of the Terminating Party, and the accrued and unpaid compensation payable in respect of such Deposit. Company shall render or cause to be rendered to the appropriate parties hereto for sixty (60) day s after the effective date of any termination, or such longer period as a party may request, such statements and information as shall be necessary or appropriate to evidence the rights and obligations of each Terminating Party in respect of any Advance or Deposit made to, by, or for the benefit of, the Terminating Party.

	SECTION 9.5. This Agreement may be executed in any number of counterparts, all of which together will constitute a single instrument. It shall not be necessary that any counterpart of this Agreement be executed by all of the parties hereto. The terms of this Agreement shall take effect (i) as to Company, when a counterpart hereof has been executed and delivered by Company and another party hereto, and (ii) as to parties other than Company, when a counterpart hereof has been executed and delivered by such party and Company.

	IN WITNESS WHEREOF, the parties listed below have executed this agreement.


				       COMPANY:

				       PAGES, INC.


				       By:

				       Its:


				       AFFILIATES:

				       CLYDE A. SHORT COMPANY


				       By:

				       Its:



				       SCHOOL BOOK FAIRS, INC.


				       By:

				       Its:



				       CRAFTMARK INC.


				       By:

				       Its:



				       SCHOOL BOOK FAIRS, LIMITED


				       By:

				       Its:



COLUMBUS/147757.01




GUARANTOR:   CRAFTMARK INC.          GUARANTOR:   PAGES, INC.

  ADDRESS:   5720 Avery Road           ADDRESS:   801 94th Avenue North
	     Amlin, Ohio                          St. Petersburg, Florida 33702


					DEBTOR:   SCHOOL BOOK FAIRS, INC.

				       ADDRESS:   801 94th Avenue North
						  St. Petersburg, Florida 33702


					DEBTOR:   CLYDE A. SHORT COMPANY

				       ADDRESS:   4205 East Dixon Blvd.
						  Shelby, North Carolina 28150

 CONTINUING GUARANTY
 UNLIMITED


For the purpose of inducing The Huntington National Bank (hereinafter referred to as "Bank") to lend money or extend credit to Pages, Inc., School Book Fairs, Inc., and Clyde A. Short Company, or any one or more of the foregoing (hereinafter separately and/or collectively referred to as "Debtor"), the undersigned (hereinafter referred to as "Guarantor") hereby unconditionally guarantees the prompt and full payment to Bank when due, whether by acceleration or otherwise, of all Obligations of any kind for which Debtor is now or may hereafter become liable to Bank in any manner.

The word "Obligations" is used in its most comprehensive sense and includes, without limitation, all indebtedness, debts and liabilities (including principal, interest, late charges, collection costs, attorneys' fees and the like) of Debtor to Bank, either created by Debtor alone or together with another or others, primary or secondary, secured or unsecured, absolute or contingent, liquidated or unliquidated, direct or indirect, whether evidenced by note, draft, application for letter of credit, agreements of guaranty or otherwise, and any and all renewals of, extensions of or substitutes therefor. The word "Obligations" shall include, BUT NOT BE LIMITED TO, all indebtedness owed by Debtor to Bank by reason of credit extended or to be extended to Debtor in the principal amount of $25,725,000.00, pursuant to one or more instruments of indebtedness and related documents.

Guarantor hereby promises that if one or more of the Obligations are not paid promptly when due, Guarantor will, upon request of Bank, pay the Obligations to Bank, irrespective of any action or lack of action on Bank's part in connection with the acquisition, perfection, possession, enforcement or disposition of any or all Obligations or any or all security therefor or otherwise, and further irrespective of any invalidity in any or all Obligations, the unenforceability thereof or the insufficiency, invalidity or unenforceability of any security therefor.

Guarantor waives notice of any and all acceptances of this Guaranty. This Guaranty is a continuing guaranty, and, in addition to covering all present Obligations of Debtor to Bank, will extend to all future Obligations of Debtor to Bank, whether such Obligations are reduced amended, or entirely extinguished and thereafter increased or reincurred. This Guaranty is made and will remain in effect until the Obligations are paid in full and until the Debtor has no right to request further advances under the documents or instruments evidencing the Obligations. Bank's rights hereunder shall be reinstated and revived, and this Guaranty shall be fully enforceable, with respect to any amount at any time paid on account of the Obligations which thereafter shall be required to be restored or returned by Bank upon the bankruptcy, insolvency or reorganization of Debtor, Guarantor, or any other person, or as a result of any other fact or circumstance, all as though such amount had not been paid.

In the event Guarantor shall any time pay any sums on account of any Obligations or take any other action in performance of any Obligations, Guarantor shall be subrogated to the rights, powers, privileges and remedies of the Debtor in respect of such Obligation; provided that all such rights of subrogation and all claims and indebtedness arising therefrom shall be, and Guarantor hereby agrees that the same are, and shall be at all times, in all respects subordinate and junior to all Obligations, and provided, further, that Guarantor hereby agrees that he shall not seek to exercise any such rights of subrogation, reimbursement, exoneration, or indemnity whatsoever or any rights of recourse to any security for any of the Obligations unless o r until all Obligations shall have been indefeasibly paid in full in cash and duly and fully performed.

Guarantor waives presentment, demand, protest, notice of protest and notice of dishonor or other nonpayment of any and all Obligations and further waives notice of sale or other disposition of any collateral or security now held or hereafter acquired by Bank. Guarantor agrees that no extension of time, whether one or more, nor any other indulgence granted by Bank to Debtor, or to Guarantor, and no omission or delay on Bank's part in exercising any right against, or in taking any action to collect from or pursue Bank's remedies against Debtor or Guarantor, or any of them, will release, discharge or modify the duties of Guarantor. Guarantor agrees that Bank may, without notice to or further consent from Guarantor, release or modify any collateral, security or other guaranties now held or hereafter acquired, or substitute other collateral, security or other guaranties, and no such action will release, discharge or modify the duties of Guarantor hereunder. Guarantor further agrees that Bank will not be required to pursue or exhaust any of its rights or remedies against Debtor or Guarantor, or any of them, with respect to payment of any of the Obligations, or to pursue, exhaust or preserve any of its rights or remedies with respect to any collateral, security or other guaranties given to secure the Obligations, or to take any action of any sort, prior to demanding payment from or pursuing its remedies against Guarantor.

Guarantor agrees to furnish true and complete financial statements from time to time on request of Bank and at least once a year, within 30 days after the end of each calendar year and agrees that failure to furnish such financial statements may constitute or be deemed to constitute a default or event of default of the Obligations. Guarantor agrees that any legal suit, action or proceeding arising out of or relating to this Guaranty may be instituted in a state or federal court of appropriate subject matter jurisdiction in the State of Ohio; waives any objection which Guarantor may have now or acquire hereafter to the venue of any such suit, action or proceeding; and irrevocably submits to the jurisdiction of any such court in any such suit, action or proceeding.

WAIVER OF RIGHT TO TRIAL BY JURY

GUARANTOR ACKNOWLEDGES THAT, AS TO ANY AND ALL DISPUTES THAT MAY ARISE BETWEEN GUARANTOR AND BANK, THE COMMERCIAL NATURE OF THE TRANSACTION OUT OF WHICH THIS GUARANTY ARISES WOULD MAKE ANY SUCH DISPUTE UNSUITABLE FOR TRIAL BY JURY. ACCORDINGLY, GUARANTOR HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY AS TO ANY AND ALL DISPUTES THAT MAY ARISE RELATING TO THIS GUARANTY OR TO ANY OF THE OTHER INSTRUMENTS OR DOCUMENTS EXECUTED IN CONNECTION HEREWITH.

Guarantor hereby authorizes any attorney at law to appear for Guarantor in any action on any or all Obligations guaranteed hereby at any time after such Obligations become due, whether by acceleration or otherwise, in any court of record in or of the State of Ohio or elsewhere, to waive the issuing and service of process against, and confess judgment against Guarantor in favor of Bank for the amount that may be due, including interest, late charges, collection costs, attorneys' fees and the like as provided for in said Obligations, and costs of suit, and to waive and release all errors in said proceedings and judgments, and all petitions in error and rights of appeal from the judgments rendered.

If any Obligation of Debtor is assigned by Bank, this Guaranty will inure to the benefit of Bank's assignee, and to the benefit of any subsequent assignee, to the extent of the assignment or assignments, provided that no assignment will operate to relieve Guarantor from any duty to Bank hereunder with respect to any unassigned Obligation. In the event that any one or more of the provisions contained in this Guaranty or any application thereof shall be determined to be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein and any other applications thereof shall not in any way be affected or impaired thereby. This Guaranty shall be construed in accordance with the law of the State of Ohio.

The liabilities evidenced hereby may from time to time be evidenced by another guaranty or guaranties given in substitution or reaffirmation hereof. Any security interest or mortgage which secures the liabilities evidenced hereby shall remain in full force and effect notwithstanding any such substitution or reaffirmation.

If at the time of payment of the Obligations and any discharge hereof, Guarantor shall be then directly or contingently liable to Bank as maker, indorser, surety or guarantor of any other loan or obligation whether the same shall be evidenced by a note, bill of exchange, agreement of guaranty or other instrument, then Bank may continue to hold any collateral of Guarantor as security therefor, even though this Guaranty shall have been surrendered to Guarantor. Bank shall not be bound to take any steps necessary to preserve any rights in the collateral against prior parties. If any Obligations hereunder are not paid when due, Bank may, at its option, demand, sue for, collect or make any compromise or settlement it deems desirable with reference to any collateral, and shall have the rights of a secured party under the law of the State of Ohio. Guarantor shall be liable for any deficiency.

Executed and delivered at Columbus, Ohio, as of the 28th day of June, 1995

				       GUARANTOR:


				       CRAFTMARK INC.

				       BY:

				       ITS:


WARNING--BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.





COLUMBUS/147736.01




GUARANTOR: SCHOOL BOOK FAIRS, INC.         DEBTOR:  CLYDE A. SHORT COMPANY
ADDRESS:   801 94th Street                ADDRESS:  4205 East Dixon Blvd.
	   St. Petersburg, FL  33702                Shelby, NC 28150



 CONTINUING GUARANTY
 UNLIMITED


For the purpose of inducing The Huntington National Bank (hereinafter referred to as "Bank") to lend money or extend credit to Clyde A. Short Company (hereinafter referred to as "Debtor"), the undersigned (hereinafter referred to as "Guarantor") here by unconditionally guarantees the prompt and full payment to Bank when due, whether by acceleration or otherwise, of all Obligations of any kind for which Debtor is now or may hereafter become liable to Bank in any manner.

The word "Obligations" is used in its most comprehensive sense and includes, without limitation, all indebtedness, debts and liabilities (including principal, interest, late charges, collection costs, attorneys' fees and the like) of Debtor to Bank, either created by Debtor alone or together with another or others, primary or secondary, secured or unsecured, absolute or contingent, liquidated or unliquidated, direct or indirect, whether evidenced by note, draft, application for letter of credit, agreements of guaranty or otherwise, and any and all renewals of, extensions of or substitutes therefor. The word "Obligations" shall include, BUT NOT BE LIMITED TO, all indebtedness owed by Debtor to Bank by reason of credit extended or to be extended to Debtor in the principal amount of $6,000,000.00, pursuant to one or more instruments of indebtedness and related documents.

Guarantor hereby promises that if one or more of the Obligations are not paid promptly when due, Guarantor will, upon request of Bank, pay the Obligations to Bank, irrespective of any action or lack of action on Bank's part in connection with the acquisition, perfection, possession, enforcement or disposition of any or all Obligations or any or all security therefor or otherwise, and further irrespective of any invalidity in any or all Obligations, the unenforceability thereof or the insufficiency, invalidity or unenforceability of any security therefor.

Guarantor waives notice of any and all acceptances of this Guaranty. This Guaranty is a continuing guaranty, and, in addition to covering all present Obligations of Debtor to Bank, will extend to all future Obligations of Debtor to Bank, whether such Obligations are reduced amended, or entirely extinguished and thereafter increased or reincurred. This Guaranty is made and will remain in effect until the Obligations are paid in full and until the Debtor has no right to request further advances under the documents or instruments evidencing the Obligations. Bank's rights hereunder shall be reinstated and revived, and this Guaranty shall be fully enforceable, with respect to any amount at any time paid on account of the Obligations which thereafter shall be required to be restored or returned by Bank upon the bankruptcy, insolvency or reorganization of Debtor, Guarantor, or any other person, or as a result of any other fact or circumstance, all as though such amount had not been paid.

In the event Guarantor shall any time pay any sums on account of any Obligations or take any other action in performance of any Obligations, Guarantor shall be subrogated to the rights, powers, privileges and remedies of the Debtor in respect of such Obligation; provided that all such rights of subrogation and all claims and indebtedness arising therefrom shall be, and Guarantor hereby agrees that the same are, and shall be at all times, in all respects subordinate and junior to all Obligations, and provided, further, that Guarantor hereby agrees that he shall not seek to exercise any such rights of subrogation, reimbursement, exoneration, or indemnity whatsoever or any rights of recourse to any security for any of the Obligations unless o r until all Obligations shall have been indefeasibly paid in full in cash and duly and fully performed.


Guarantor waives presentment, demand, protest, notice of protest and notice of dishonor or other nonpayment of any and all Obligations and further waives notice of sale or other disposition of any collateral or security now held or hereafter acquired by Bank. Guarantor agrees that no extension of time, whether one or more, nor any other indulgence granted by Bank to Debtor, or to Guarantor, and no omission or delay on Bank's part in exercising any right against, or in taking any action to collect from or pursue Bank's remedies against Debtor or Guarantor, or any of them, will release, discharge or modify the duties of Guarantor. Guarantor agrees that Bank may, without notice to or further consent from Guarantor, release or modify any collateral, security or other guaranties now held or hereafter acquired, or substitute other collateral, security or other guaranties, and no such action will release, discharge or modify the duties of Guarantor hereunder. Guarantor further agrees that Bank will not be required to pursue or exhaust any of its rights or remedies against Debtor or Guarantor, or any of them, with respect to payment of any of the Obligations, or to pursue, exhaust or preserve any of its rights or remedies with respect to any collateral, security or other guaranties given to secure the Obligations, or to take any action of any sort, prior to demanding payment from or pursuing its remedies against Guarantor.

Guarantor agrees to furnish true and complete financial statements from time to time on request of Bank and at least once a year, within 30 days after the end of each calendar year and agrees that failure to furnish such financial statements may constitute or be deemed to constitute a default or event of default of the Obligations. Guarantor agrees that any legal suit, action or proceeding arising out of or relating to this Guaranty may be instituted in a state or federal court of appropriate subject matter jurisdiction in the State of Ohio; waives any objection which Guarantor may have now or acquire hereafter to the venue of any such suit, action or proceeding; and irrevocably submits to the jurisdiction of any such court in any such suit, action or proceeding.

WAIVER OF RIGHT TO TRIAL BY JURY

GUARANTOR ACKNOWLEDGES THAT, AS TO ANY AND ALL DISPUTES THAT MAY ARISE BETWEEN GUARANTOR AND BANK, THE COMMERCIAL NATURE OF THE TRANSACTION OUT OF WHICH THIS GUARANTY ARISES WOULD MAKE ANY SUCH DISPUTE UNSUITABLE FOR TRIAL BY JURY. ACCORDINGLY, GUARANTOR HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY AS TO ANY AND ALL DISPUTES THAT MAY ARISE RELATING TO THIS GUARANTY OR TO ANY OF THE OTHER INSTRUMENTS OR DOCUMENTS EXECUTED IN CONNECTION HEREWITH.

Guarantor hereby authorizes any attorney at law to appear for Guarantor in any action on any or all Obligations guaranteed hereby at any time after such Obligations become due, whether by acceleration or otherwise, in any court of record in or of the State of Ohio or elsewhere, to waive the issuing and service of process against, and confess judgment against Guarantor in favor of Bank for the amount that may be due, including interest, late charges, collection costs, attorneys' fees and the like as provided for in said Obligations, and costs of suit, and to waive and release all errors in said proceedings and judgments, and all petitions in error and rights of appeal from the judgments rendered.

If any Obligation of Debtor is assigned by Bank, this Guaranty will inure to the benefit of Bank's assignee, and to the benefit of any subsequent assignee, to the extent of the assignment or assignments, provided that no assignment will operate to relieve Guarantor from any duty to Bank hereunder with respect to any unassigned Obligation. In the event that any one or more of the provisions contained in this Guaranty or any application thereof shall be determined to be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein and any other applications thereof shall not in any way be affected or impaired thereby. This Guaranty shall be construed in accordance with the law of the State of Ohio.

The liabilities evidenced hereby may from time to time be evidenced by another guaranty or guaranties given in substitution or reaffirmation hereof. Any security interest or mortgage which secures the liabilities evidenced hereby shall remain in full force and effect notwithstanding any such substitution or reaffirmation.

If at the time of payment of the Obligations and any discharge hereof, Guarantor shall be then directly or contingently liable to Bank as maker, indorser, surety or guarantor of any other loan or obligation whether the same shall be evidenced by a note, bill of exchange, agreement of guaranty or other instrument, then Bank may continue to hold any collateral of Guarantor as security therefor, even though this Guaranty shall have been surrendered to Guarantor. Bank shall not be bound to take any steps necessary to preserve any rights in the collateral against prior parties. If any Obligations hereunder are not paid when due, Bank may, at its option, demand, sue for, collect or make any compromise or settlement it deems desirable with reference to any collateral, and shall have the rights of a secured party under the law of the State of Ohio. Guarantor shall be liable for any deficiency.

Executed and delivered at Columbus, Ohio, as of the 28th day of June, 1995.

				       GUARANTOR:


				       SCHOOL BOOK FAIRS, INC.

				       BY:

				       ITS:


WARNING--BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.




COLUMBUS/147750.01





GUARANTOR:   PAGES, INC.                   DEBTOR:   CLYDE A. SHORT COMPANY

  ADDRESS:   5720 Avery Road              ADDRESS:   4205 East Dixon Blvd.
	     Amlin, Ohio 43002                       Shelby, N.C.  28150


 CONTINUING GUARANTY
 UNLIMITED


For the purpose of inducing The Huntington National Bank (hereinafter referred to as "Bank") to lend money or extend credit to Clyde A. Short Company (hereinafter referred to as "Debtor"), the undersigned (hereinafter referred to as "Guarantor") here by unconditionally guarantees the prompt and full payment to Bank when due, whether by acceleration or otherwise, of all Obligations of any kind for which Debtor is now or may hereafter become liable to Bank in any manner.

The word "Obligations" is used in its most comprehensive sense and includes, without limitation, all indebtedness, debts and liabilities (including principal, interest, late charges, collection costs, attorneys' fees and the like) of Debtor to Bank, either created by Debtor alone or together with another or others, primary or secondary, secured or unsecured, absolute or contingent, liquidated or unliquidated, direct or indirect, whether evidenced by note, draft, application for letter of credit, agreements of guaranty or otherwise, and any and all renewals of, extensions of or substitutes therefor. The word "Obligations" shall include, BUT NOT BE LIMITED TO, all indebtedness owed by Debtor to Bank by reason of credit extended or to be extended to Debtor in the principal amount of $6,000,000.00, pursuant to one or more instruments of indebtedness and related documents.

Guarantor hereby promises that if one or more of the Obligations are not paid promptly when due, Guarantor will, upon request of Bank, pay the Obligations to Bank, irrespective of any action or lack of action on Bank's part in connection with the acquisition, perfection, possession, enforcement or disposition of any or all Obligations or any or all security therefor or otherwise, and further irrespective of any invalidity in any or all Obligations, the unenforceability thereof or the insufficiency, invalidity or unenforceability of any security therefor.

Guarantor waives notice of any and all acceptances of this Guaranty. This Guaranty is a continuing guaranty, and, in addition to covering all present Obligations of Debtor to Bank, will extend to all future Obligations of Debtor to Bank, whether such Obligations are reduced amended, or entirely extinguished and thereafter increased or reincurred. This Guaranty is made and will remain in effect until the Obligations are paid in full and until the Debtor has no right to request further advances under the documents or instruments evidencing the Obligations. Bank's rights hereunder shall be reinstated and revived, and this Guaranty shall be fully enforceable, with respect to any amount at any time paid on account of the Obligations which thereafter shall be required to be restored or returned by Bank upon the bankruptcy, insolvency or reorganization of Debtor, Guarantor, or any other person, or as a result of any other fact or circumstance, all as though such amount had not been paid.

In the event Guarantor shall any time pay any sums on account of any Obligations or take any other action in performance of any Obligations, Guarantor shall be subrogated to the rights, powers, privileges and remedies of the Debtor in respect of such Obligation; provided that all such rights of subrogation and all claims and indebtedness arising therefrom shall be, and Guarantor hereby agrees that the same are, and shall be at all times, in all respects subordinate and junior to all Obligations, and provided, further, that Guarantor hereby agrees that he shall not seek to exercise any such rights of subrogation, reimbursement, exoneration, or indemnity whatsoever or any rights of recourse to any security for any of the Obligations unless o r until all Obligations shall have been indefeasibly paid in full in cash and duly and fully performed.


Guarantor waives presentment, demand, protest, notice of protest and notice of dishonor or other nonpayment of any and all Obligations and further waives notice of sale or other disposition of any collateral or security now held or hereafter acquired by Bank. Guarantor agrees that no extension of time, whether one or more, nor any other indulgence granted by Bank to Debtor, or to Guarantor, and no omission or delay on Bank's part in exercising any right against, or in taking any action to collect from or pursue Bank's remedies against Debtor or Guarantor, or any of them, will release, discharge or modify the duties of Guarantor. Guarantor agrees that Bank may, without notice to or further consent from Guarantor, release or modify any collateral, security or other guaranties now held or hereafter acquired, or substitute other collateral, security or other guaranties, and no such action will release, discharge or modify the duties of Guarantor hereunder. Guarantor further agrees that Bank will not be required to pursue or exhaust any of its rights or remedies against Debtor or Guarantor, or any of them, with respect to payment of any of the Obligations, or to pursue, exhaust or preserve any of its rights or remedies with respect to any collateral, security or other guaranties given to secure the Obligations, or to take any action of any sort, prior to demanding payment from or pursuing its remedies against Guarantor.

Guarantor agrees to furnish true and complete financial statements from time to time on request of Bank and at least once a year, within 30 days after the end of each calendar year and agrees that failure to furnish such financial statements may constitute or be deemed to constitute a default or event of default of the Obligations. Guarantor agrees that any legal suit, action or proceeding arising out of or relating to this Guaranty may be instituted in a state or federal court of appropriate subject matter jurisdiction in the State of Ohio; waives any objection which Guarantor may have now or acquire hereafter to the venue of any such suit, action or proceeding; and irrevocably submits to the jurisdiction of any such court in any such suit, action or proceeding.

WAIVER OF RIGHT TO TRIAL BY JURY

GUARANTOR ACKNOWLEDGES THAT, AS TO ANY AND ALL DISPUTES THAT MAY ARISE BETWEEN GUARANTOR AND BANK, THE COMMERCIAL NATURE OF THE TRANSACTION OUT OF WHICH THIS GUARANTY ARISES WOULD MAKE ANY SUCH DISPUTE UNSUITABLE FOR TRIAL BY JURY. ACCORDINGLY, GUARANTOR HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY AS TO ANY AND ALL DISPUTES THAT MAY ARISE RELATING TO THIS GUARANTY OR TO ANY OF THE OTHER INSTRUMENTS OR DOCUMENTS EXECUTED IN CONNECTION HEREWITH.

Guarantor hereby authorizes any attorney at law to appear for Guarantor in any action on any or all Obligations guaranteed hereby at any time after such Obligations become due, whether by acceleration or otherwise, in any court of record in or of the State of Ohio or elsewhere, to waive the issuing and service of process against, and confess judgment against Guarantor in favor of Bank for the amount that may be due, including interest, late charges, collection costs, attorneys' fees and the like as provided for in said Obligations, and costs of suit, and to waive and release all errors in said proceedings and judgments, and all petitions in error and rights of appeal from the judgments rendered.

If any Obligation of Debtor is assigned by Bank, this Guaranty will inure to the benefit of Bank's assignee, and to the benefit of any subsequent assignee, to the extent of the assignment or assignments, provided that no assignment will operate to relieve Guarantor from any duty to Bank hereunder with respect to any unassigned Obligation. In the event that any one or more of the provisions contained in this Guaranty or any application thereof shall be determined to be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein and any other applications thereof shall not in any way be affected or impaired thereby. This Guaranty shall be construed in accordance with the law of the State of Ohio.

The liabilities evidenced hereby may from time to time be evidenced by another guaranty or guaranties given in substitution or reaffirmation hereof. Any security interest or mortgage which secures the liabilities evidenced hereby shall remain in full force and effect notwithstanding any such substitution or reaffirmation.

If at the time of payment of the Obligations and any discharge hereof, Guarantor shall be then directly or contingently liable to Bank as maker, indorser, surety or guarantor of any other loan or obligation whether the same shall be evidenced by a note, bill of exchange, agreement of guaranty or other instrument, then Bank may continue to hold any collateral of Guarantor as security therefor, even though this Guaranty shall have been surrendered to Guarantor. Bank shall not be bound to take any steps necessary to preserve any rights in the collateral against prior parties. If any Obligations hereunder are not paid when due, Bank may, at its option, demand, sue for, collect or make any compromise or settlement it deems desirable with reference to any collateral, and shall have the rights of a secured party under the law of the State of Ohio. Guarantor shall be liable for any deficiency.

Executed and delivered at Columbus, Ohio, as of the 28th day of June, 1995

				       GUARANTOR:


				       PAGES, INC.

				       BY:

				       ITS:


WARNING--BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.




COLUMBUS/46876.01