Form 10-Q
period 1995-09-30
PAGES INC /OH/
filed 1995-11-13
CIK 354564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    FORM 10-Q

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1995


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

YES    X            NO   ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date: 5,103,131 common shares outstanding each with $0.01 par value, as of November 6, 1995.

                          PAGES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1995 and December 31, 1994


ASSETS                                                      1995           1994
Current assets:
  Cash                                               $    24,290    $   671,602
  Accounts receivable, net of allowance
    for doubtful accounts of $270,000
    and $168,000, respectively                         8,655,491     13,965,086
  Inventory                                           36,360,012     33,014,774
  Prepaid expenses                                     3,654,461      3,394,212
  Deferred income taxes                                3,673,571      1,966,200
                                                      ----------     ----------
            Total current assets                      52,367,825     53,011,874
                                                      ----------     ----------

Property and equipment:
  Buildings                                            4,064,904      3,313,721
  Equipment                                            6,004,738      5,696,782
                                                      ----------     ----------
                                                      10,069,642      9,010,503
        Less accumulated depreciation                 (3,531,898)    (3,014,424)
                                                      ----------     ----------
                                                       6,537,744      5,996,079
  Land                                                   631,468        216,468
                                                      ----------    -----------
         Total property and equipment                  7,169,212      6,212,547
                                                      ----------    -----------
Other assets:
  Assets held for disposition, net of allowance of
    $270,838                                                          1,195,520
  Cost in excess of net assets acquired, net of
    accumulated amortization of $433,933 and
    $312,345, respectively                             6,115,639      5,903,553

Deferred income taxes                                    153,200        153,200

Other                                                  1,243,771      1,257,872
                                                      ----------     ----------

                                                       7,512,610      8,510,145
                                                      ----------     ----------

                TOTAL ASSETS                         $67,049,647    $67,734,566


                             See accompanying notes

                          PAGES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1995 and December 31, 1994

LIABILITIES AND
STOCKHOLDERS' EQUITY                                        1995           1994
Current liabilities:
  Accounts payable                                   $14,106,896    $10,887,683
  Short-term debt obligations                         15,489,127     16,090,039
  Accrued liabilities                                    988,765      2,678,058
  Accrued tax liabilities                              3,217,901      3,248,821
  Deferred revenue                                     6,683,468      6,139,486

  Current installments on long-term debt
    obligations                                          160,453        144,035

  Current installments on capitalized lease
    obligations                                          119,975         26,468
                                                      ----------     ----------
    Total current liabilities                         40,766,585     39,214,590
                                                      ----------     ----------
Long-term obligations                                 10,577,054      8,927,312
                                                      ----------     ----------

Stockholders' Equity:
  Preferred shares: $.01 par value; authorized
   300,000 shares; none issued and outstanding
  Common shares: $.01 par value; authorized
    20,000,000 shares; issued 5,401,844 and
    5,087,921 shares, respectively                        54,018         50,879
  Capital in excess of par value                      22,760,922     22,489,048
  Foreign currency translation, net of tax              (281,724)      (400,295)
  Accumulated deficit                                 (6,586,085)    (2,305,845)
                                                      ----------     ----------
                                                      15,947,131     19,833,787
  Less 298,713 shares of common stock in
    treasury, at cost                                   (241,123)      (241,123)
                                                      ----------     ----------
  Total stockholders' equity                          15,706,008     19,592,664

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $67,049,647    $67,734,566


                             See accompanying notes

                          PAGES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the nine months and the three months ended September 30, 1995
        -----------------------------------------------------------------
        For the nine months and the three months ended September 30, 1994
        -----------------------------------------------------------------

                                        Nine Months                Three Months
                          -------------------------   -------------------------
                                 1995          1994          1995          1994
Revenues                  $47,495,957   $46,705,371   $10,190,865   $11,435,410
                          -----------   -----------   -----------   -----------
Costs and expenses:
  Cost of goods sold       28,821,758    27,899,474     6,913,834     7,379,099
  Selling, general and
    administrative         21,904,230    20,269,512     6,424,339     6,555,498
  Interest                  1,598,160     1,164,761       537,737       421,389
  Depreciation and
    amortization            1,149,323     1,029,187       371,742       345,055
  Foreign exchange               (274)      (10,156)         (244)      (10,542)
                          -----------   -----------   -----------   -----------
                           53,473,197    50,352,778    14,247,408    14,690,499

Loss before
  income taxes             (5,977,240)   (3,647,407)   (4,056,543)   (3,255,089)

Income tax benefit          1,697,000     1,313,000     1,197,000     1,168,000
                          -----------   -----------   -----------   -----------

      NET LOSS            $(4,280,240)  $(2,334,407)  $(2,859,543)  $(2,087,089)
                          ===========   ===========   ===========   ===========

Loss per common
  and common
  equivalent share        $     (0.88)  $     (0.62)  $     (0.56)  $     (0.50)
                          ===========   ===========   ===========   ===========
Weighted average
  common and common
  equivalent shares
  outstanding               4,870,000     3,741,000     5,105,000     4,160,000
                          ===========   ===========   ===========   ===========

                             See accompanying notes

                          PAGES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1995 and 1994
              -----------------------------------------------------

                                                            1995           1994
                                                            ----           ----
Cash flows from operating activities:
  Net  loss                                          $(4,280,240)   $(2,334,407)

Adjustments to reconcile net loss
  to cash used in operating activities:
  Depreciation and amortization                        1,149,323      1,029,187
  Deferred income taxes                               (1,697,000)    (1,313,000)
  Foreign exchange                                          (274)       (10,156)

Changes in assets and liabilities:
(Increase) decrease in assets:
  Accounts receivable                                  5,671,124      3,158,016
  Inventory                                           (3,112,853)   (10,333,175)
  Prepaid expenses and other assets                      (95,249)    (1,528,690)

Increase in liabilities:
  Accounts payable and accrued liabilities             1,469,457      3,140,324
Deferred revenue                                         193,982        443,174
                                                     -----------    -----------
  Total adjustments                                    3,578,510     (5,414,320)
                                                     -----------    -----------
  Net cash used in operating activities                 (701,730)    (7,748,727)
                                                     -----------    -----------

Cash flows from investing activities:
  Proceeds from sale of property and equipment           107,412          1,550
  Payments for purchases of property and equipment      (462,388)      (524,703)
  Payment for business acquisitions, net of cash
    acquired and issuance of common stock and debt      (733,000)    (2,675,000)
                                                     -----------    -----------
  Cash used in investing activities                   (1,087,976)    (3,198,153)
                                                     -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of stock, net of expense        275,013      7,876,637
  Proceeds from debt and lease obligations            43,057,681     38,170,719
  Principal payments on debt and lease obligations   (42,194,986)   (35,278,402)
                                                     -----------    -----------
  Cash provided by financing activities                1,137,708     10,768,954
                                                     -----------    -----------

Effect of exchange rate changes on cash                    4,686        (52,903)
                                                     -----------    -----------
  Decrease in cash                                      (647,312)      (230,829)
  Cash, beginning of period                              671,602        299,717
                                                     -----------    -----------
  Cash, end of period                                $    24,290    $    68,888
                                                     ===========    ===========

Supplemental Information:
  Cash paid for interest                             $ 1,292,682    $ 1,056,105
                                                     ===========    ===========
  Cash paid for income taxes                         $     7,200    $    18,000
                                                     ===========    ===========

During the nine months ended September 30, 1995, the Company acquired approximately $254,000 of computer equipment through capital leases.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

Federal Income Taxes:
---------------------
      During the Spring of 1993, the Company was advised that the Internal Revenue Service ("IRS") may assess additional income taxes in connection with the examination of the tax returns of School Book Fairs, Inc. and its affiliates for the fiscal years ending July 31, 1989, 1990, and 1991. In June 1993, the Company recorded a $2 million adjustment to its purchase price allocation of SBF assets, which increased the cost in excess of assets acquired (i.e. - goodwill) and recorded a corresponding increase in accrued tax liabilities and related costs. The IRS has notified the Company that the significant issues being examined relate to the transfer of assets between related companies during fiscal 1989, interest imputed on intercompany accounts during fiscal 1989, 1990 and 1991 and rent deductions taken on certain rental properties in fiscal 1989, 1990 and 1991.

      During December 1994, the IRS notified the Company of its preliminary intent to make adjustments to taxable income related to these issues. If the notice of proposed adjustments had become a final assessment and the assessment was ultimately sustained, it could have generated a tax liability of as much as approximately $5.2 million, exclusive of interest and penalties.

      During October 1995, the Company received a Notice of Deficiency from the IRS relating to the aforementioned examination of tax returns. If the Notice of Deficiency becomes a final assessment and the assessment is ultimately sustained, it could generate a tax liability of as much as $4.7 million of which $2 million is presently reserved in the Company's financial statements, and additional penalties of $1.4 million for a total liability of $6.1 million, exclusive of interest. The Company believes the IRS' position regarding the Notice of Deficiency and the related adjustments to taxable income for the value of assets transferred and related impact on intercompany interest is substantially overstated. Accordingly, although no formal assessment has been received from the IRS, the Company intends to vigorously defend its position against such Notice of Deficiency and the related adjustments, including litigation. Should the IRS ultimately prevail, the Company will commence litigation against third parties to recover these amounts.

Class Action Suit:
------------------
     On February 28, 1995, John Minnick d/b/a Minnick Capital Management filed a class action suit in the United States District Court, Middle District of Florida, Tampa Division on behalf of all persons who sold PAGES, Inc. common stock between 11:49 a.m., January 9, 1995 and January 16, 1995, against PAGES, Inc. and corporate officers S. Robert Davis, Richard A. Stimmel and Charles R. Davis alleging that those defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by selectively disclosing only adverse information while in possession of material non-public positive information about the Company during the period between January 9 and January 16, 1995. In October 1995, all parties to the aforementioned pending class action lawsuit have agreed to settle such litigation subject to court approval. The Company maintains its contention that it engaged in no wrongful conduct. However, the settlement of the action avoids additional defense costs and management diversion, and allows the Company to remain focused on its 1995 operating plan. Total cost of the settlement to the Company, including defense costs, should not exceed $125,000. This cost of $125,000 has been reflected in the accompanying third quarter 1995 financial statements.

Reclassification to Property and Equipment:
-------------------------------------------
     The Company plans to move from a leased warehouse facility of approximately 80,000 square feet to a building, presently owned by the Company, in the same area. Accordingly, the owned building and related land, previously classified as an asset held for disposition, have been reclassified to property and equipment in the accompanying September 30, 1995 balance sheet.

Stock Options and Warrants:
---------------------------
      As of November 6, 1995, options and warrants for the purchase of 2,336,391 shares of common stock were outstanding. During 1995, options were granted for the purchase of 115,933 shares of common stock (including options for 92,308 shares of common stock in connection with the May 1992 acquisition of School Book Fairs, Inc.) Options for the purchase of 504,890 shares of common stock expired or were canceled and options for the purchase of 313,923 shares of common stock were exercised. Additionally, as of November 6, 1995, 5,103,131 shares of PAGES, Inc. common stock were outstanding.

Dividends:
----------
      There were no dividends paid on common and common equivalent shares for any of the periods presented.

Quarter and Nine Months Ended September 30, 1995 Compared to
------------------------------------------------------------
Quarter and Nine Months Ended September 30, 1994:
-------------------------------------------------

        The Company continues to implement specific plans to reduce operating costs, streamline operating procedures, and renew marketing strategies. As of November 1, 1995, full-time staffing levels have been reduced by approximately 52 personnel or 16% from year end 1994 levels. The immediate objective is to return both business segments to profitability. For the long-term, PAGES is focusing resources and efforts on the primary business segment - children's literature - and its core channel of distribution - book fairs. The Company continues to anticipate an operating profit during the fourth quarter. However, the full impact of the Company's re-engineering efforts will not be realized until 1996 and it is highly unlikely the current year will be profitable.

        As of November 6, 1995, and as a result of continued losses, the Company has disposed of two channels of product distribution (Spoken Arts and Creative Media Applications) unrelated to book fairs. The combined loss on disposition on the aforementioned transactions approximated $165,000 and is reflected in the accompanying financial statements. Revenues associated with the two channels of distribution approximated $1,537,000 in 1994 and $63,000 and $752,000 for the current quarter and nine months as compared to $363,000 and $1,174,000 for the comparable quarter and nine months of last year. Cost of sales and direct costs and expenses approximated $235,000 and $932,000 for the current quarter and nine months as compared to $370,00 0 and $1,017,000 for the quarter and nine months of last year.

        As a result of decreasing revenues per event and the resultant unprofitibility, the distribution of early childhood product through the mail to pre-schools and daycare centers under the Storybook Express trade name has been drastically curtailed. When feasible, the distribution of such events is now through the school book fair distribution network. The Company anticipates that its future revenues associated with pre-school and daycare center book fair events will be insignificant. Revenues associated with the Storybook Express name for calendar 1994 approximated $1,233,000 and revenues for the current quarter and nine months approximated $33,000 and $761,000 as compared to $40,000 and $570,000 for the comparable quarter and nine months of last year.

        As a result of unprofitibility and the investment in inventory and accounts receivable, the Company has identified an additional channel of product distribution (a book club) unrelated to book fairs that most likely will be discontinued through sale or phase-out over the next six to eight months. Revenues for calendar 1994 approximated $2,732,000 and revenues for the current quarter and nine months approximated $622,000 and $2,441,000 as compared to $627,000 and $1,823,000 for the comparable quarter and nine months of last year. Cost of sales and other direct costs and expenses approximated $876,000 and $2,779,000 for the quarter and nine months of the current year compared to $731,000 and $1,738,000 for the quarter and nine months of last year. The Company anticipates it will incur additional losses on the aforementioned channel of product distribution during the fourth quarter of 1995.

Information about the Company's operations by business segments:

                                Incentive/                  Children's
                             Recognition Awards             Literature           Corporate         Consolidated
                            Millions   Percentage     Millions    Percentage     Millions     Millions    Percentage
Quarter Ended
   September 30, 1995:
  Revenues                      $3.5        100.0         $6.7         100.0                     $10.2         100.0
  Gross Profit                   1.2         34.3          2.1          31.3                       3.3          32.3
  Selling, general & admin.      1.7         48.6          4.4          65.6           0.3         6.4          62.7
  Depreciation & amort.          0.1          2.9          0.3           4.5                       0.4           3.9
  Operating loss                (0.6)       (17.1)        (2.6)        (38.8)         (0.3)       (3.5)        (34.3)

  Interest expense                                                                                 0.5           4.9
  Foreign exchange                                                                                 0.0           0.0
  Loss before income taxes                                                                        (4.0)        (39.2)

Quarter  Ended
   September 30, 1994:

  Revenues                       3.8        100.0          7.6         100.0                      11.4         100.0
  Gross Profit                   1.1         28.9          2.9          38.1                       4.0          35.1
  Selling, general & admin.      2.0         52.6          4.4          57.9           0.2         6.6          57.8
  Depreciation & amort.          0.1          2.6          0.2           2.6                       0.3           2.6
  Operating loss                (1.0)       (26.3)        (1.7)        (22.3)         (0.2)       (2.9)        (25.4)

  Interest expense                                                                                 0.4           3.5
  Foreign exchange                                                                                 0.0           0.0
  Loss before income taxes                                                                        (3.3)        (28.9)

Nine Months Ended
   September 30, 1995:

  Revenues                      12.7        100.0         34.8         100.0                      47.5         100.0
  Gross Profit                   4.9         38.6         13.8          39.7                      18.7          39.4
  Selling, general & admin.      5.6         44.1         15.6          44.8           0.7        21.9          46.1
  Depreciation & amort.          0.2          1.6          0.9           2.5                       1.1           2.3
  Operating loss                (0.9)        (7.1)        (2.7)         (7.8)         (0.7)       (4.3)         (9.0)

  Interest expense                                                                                 1.6           3.3
  Foreign exchange                                                                                 0.0           0.0
  Loss before income taxes                                                                        (5.9)        (12.4)


Nine Months Ended
   September 30, 1994:

  Revenues                      14.6        100.0         32.1         100.0                      46.7         100.0
  Gross Profit                   5.7         39.0         13.1          40.8                      18.8          40.2
  Selling, general & admin.      6.0         41.1         13.6          42.3           0.6        20.2          43.2
  Depreciation & amort.          0.2          1.3          0.8           2.5                       1.0           2.1
  Operating loss                (0.5)        (3.4)        (1.3)         (4.0)         (0.6)       (2.4)         (5.1)

  Interest expense                                                                                 1.2           2.6
  Foreign exchange                                                                                 0.0           0.0
  Loss before income taxes                                                                        (3.6)         (7.7)

           Consolidated revenues for the three months ended September 30, 1995, approximated $10.2 million compared to $11.4 million for the three months ended September 30, 1994, a decrease of 11%, or approximately $1.2 million. The Company's children's literature business segment accounted for approximately $6.7 million of revenues for the three months ended September 30, 1995, compared to $7.6 million in revenues for the three months ended September 30, 1994, a decrease of 12%, or approximately $900,000. $700,000 of the decrease in revenues is principally due to a reduction in the number and revenues per book fair event held in the current quarter compared to the same quarter in 1994. $200,000 of the decrease in revenues is associated with the Library and School market in 1995.

           International revenues in U.S. dollars associated with the children's literature business segment were approximately $1.5 million for the three months ended September 30, 1995 and 1994. In local currencies, before the impact of foreign currency fluctuations, international revenues for the three months ended September 30, 1995 declined approximately $50,000 over the comparable period in 1994.

           The Company's incentive/recognition awards business segment accounted for approximately $3.5 million in revenues for the three months ended September 30, 1995, compared to $3.8 million in revenues for the three months ended September 30, 1994, a decrease of 8%, or approximately $300,000. The decline in revenues is principally attributable to a decrease in customer base and a decrease in volume on certain existing customers, coupled with delayed redemption on new accounts. The majority of revenues generated by the incentive/recognition awards business segment are from the sale of products, and revenues from services are insignificant.

           Consolidated revenues for the nine months ended September 30, 1995, approximated $47.5 million compared to $46.7 million for the nine months ended September 30, 1994, an increase of 1.7%, or approximately $800,000. The
Company's children's literature business segment accounted for approximately $34.8 million of revenues for the nine months ended September 30, 1995, compared to $32.1 million in revenues for the nine months ended September 30, 1994, an increase of 8%, or approximately $2.7 million. The increase in revenues for the children's literature business segment is principally attributable to increased book club revenues, and to the current period including nine months of revenues from the operations of third quarter 1994 acquisitions, as well as revenues from the operations of an acquisition made in January 1995.

           International revenues in U.S. dollars associated with the children's literature business segment were approximately $8.5 million for the nine months ended September 30, 1995, compared to $8.8 million for the nine months ended September 30, 1994. In local currencies, before the impact of foreign currency fluctuations, international revenues for the nine months ended September 30, 1995 declined approximately 7.2% over the comparable period in 1994; however, due to foreign currency fluctuations, the U.S. dollar revenues from foreign operations were down 3.5%. The decline in international revenues is principally attributable to lower revenues per book fair event and a decline in revenues associated with the Library and School market.

           The Company's incentive/recognition awards business segment accounted for approximately $12.7 million of revenues for the nine months ended September 30, 1995, compared to $14.6 million for the same period in 1994, a decline of $1.9 million or approximately 13%. The decrease in revenues is attributable to a decrease in customer base and a decrease in volume on certain existing customers coupled with delayed redemption on new customer accounts.

          Consolidated cost of goods sold was approximately $6.9 million for the three months ended September 30, 1995, compared to approximately $7.4 million for the same period in 1994, a decrease of 6%, or approximately $500,000. The Company's children's literature business segment accounted for approximately $4.6 million of consolidated cost of goods sold for the three months ended
September  30,  1995,   compared to $4.7 million  for  the  three  months  ended
September 30, 1994, a decrease of 3%, or approximately $100,000. The decrease in cost of goods sold for the children's literature business segment is a result of decreased revenues for the current quarter. As a percentage of revenues, cost of goods sold for the children's literature business segment increased 6% from 62% to 68%. The increase is due to a temporary change in product mix sold and the related channel of product distribution.

           The Company's incentive/recognition awards business segment accounted for approximately $2.3 million of consolidated cost of goods sold for the three months ended September 30, 1995, compared to $2.7 million for the three months ended September 30, 1994, a decrease of approximately 12% or $400,000. The decline in cost of goods sold is attributable to the decline in revenues. As a percentage of revenues, cost of goods sold from the incentive/recognition awards business segment decreased 3.5% from 70.2% to 66.7%. This decrease is a result of the change in product mix sold.

           Consolidated cost of goods sold for the nine months ended September 30, 1995 was approximately $28.8 million, compared to $27.9 million for the same period in 1994, an increase of approximately 3% or $900,000. Cost of goods sold associated with the Company's children's literature business segment was approximately $21 million for the nine months ended September 30, 1995, compared to approximately $19 million for the nine months ended September 30, 1994, an increase of approximately 11% or $2 million. The increase in cost of goods sold is principally associated with the increase in revenues for the children's literature business segment.

           The Company's incentive/recognition awards business segment accounted for $7.8 million of cost of goods sold for the nine months ended September 30, 1995, compared to approximately $8.9 million for the same period in 1994, a 12% decline or approximately $1.1 million. This decline in cost of goods sold is a result of the incentive/recognition awards business segment's decline in revenues for the nine months ended September 30, 1995.

      Consolidated selling, general and administrative expense was approximately $6.4 million for the three months ended September 30, 1995, compared to approximately $6.6 million for the three months ended September 30, 1994, a decrease of 2% or approximately $200,000. Selling, general and administrative expenses associated with the Company's children's literature business segment for the three months ended September 30, 1995 and 1994 was approximately $4.4 million. During the current quarter, the Company continued to implement measures to reduce operating costs associated with the book fair channel of product distribution which was somewhat offset by additional selling and promotional costs associated with the Company's book clubs and library and school markets. Additionally, selling, general and administrative expenses for the three months ended September 30, 1995 in the children's literature business segment includes $165,000 for the loss on disposition of the two channels of distribution previously discussed.

      Selling, general and administrative expense associated with the Company's incentive/recognition awards business segment was approximately $1.7 million for the three months ended September 30, 1995, compared to $2 million for the three months ended September 30, 1994, a decrease of 12% or approximately $300,000. As a percentage of revenues, selling, general and administrative expense associated with the incentive/recognition awards business decreased 10%. The decrease in selling, general and administrative expenses is due to the decline in sales and the cost reduction efforts implemented by the Company and a reduction in promotional costs incurred.

      Consolidated selling, general and administrative expense for the nine months ended September 30, 1995 was approximately $21.9 million, compared to approximately $20.2 million for the same period in 1994, an increase of 8%, or approximately $1.7 million. Selling, general and administrative expense associated with the Company's children's literature business segment was approximately $15.6 million for the nine months ended September 30, 1995, compared to approximately $13.6 million for the nine months ended September 30, 1994, an increase of 14% or approximately $2 million. The increase in selling, general and administrative expense for the nine months ended September 30, 1995 is due to the late 1994 and early 1995 children's literature business acquisitions previously mentioned, as well as the Company incurring additional selling and promotional costs associated with the Company's book clubs and library and school markets.

      The Company's incentive/recognition awards business segment incurred selling, general and administrative expense for the nine months ended September 30, 1995 of approximately $5.6 million, compared to $6 million for the same period in 1994, a decrease of 8%, or approximately $400,000. The decrease in selling, general and administrative expense is primarily due to lower sales levels, reduction in promotional costs incurred and the results of cost reduction efforts implemented by the Company.

     Consolidated general corporate and administrative expense was approximately $332,000 and $766,000 for the three and nine months ended September 30, 1995, respectively, compared to $194,000 and $601,000 for the three and nine months ended September 30, 1994, respectively. The increase of approximately $138,000 and $165,000 for the three and nine months ended is a result of approximately $125,000 of costs incurred to settle the previously mentioned pending class action lawsuit.

      Consolidated interest expense was approximately $538,000 for the three months ended September 30, 1995, compared to $421,000 for the three months ended September 30, 1994, an increase of 28%, or approximately $$117,000. For the nine months ended September 30, 1995, consolidated interest expense approximated $1.6 million, compared to $1.2 million for the same period in 1994, an increase of approximately $400,000 or 37%. The increase in both the three and nine months ended September 30, 1995, is due to the children's literature business segment having higher levels of borrowing on higher interest rates.

      Consolidated depreciation and amortization expense was approximately $372,000 for the three months ended September 30, 1995, compared to approximately $345,000 for the three months ended September 30, 1994, an increase of 8%, or approximately $27,000. Consolidated depreciation and amortization expense was approximately $1.1 million and $1 million for the nine months ended September 30, 1995 and 1994, respectively, an increase of 12% or approximately $100,000. The increase for both of the three and nine months ended September 30, 1995 is primarily due to acquisitions made in the children's literature business segment during the third quarter of 1994 and the first quarter of 1995 which increased depreciable assets.

      The income tax benefits reflected in the accompanying financial statements are based on the Company's anticipated annual effective tax rates.

      Loss per common and common equivalent share increased to a loss of $0.56 for the three months ended September 30, 1995, compared to a loss of $0.50 per share for the three months ended September 30, 1994. Loss per common and common equivalent share increased to a loss of $0.88 for the nine months ended September 30, 1995, compared to a loss of $0.62 per share for the nine months ended September 30, 1994. The increase in loss per common and common equivalent share for both periods in 1995 compared to 1994 is due to the decline in earnings, somewhat offset by an increase in common and common equivalent shares outstanding.


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

      The following table presents a summary of the Company's cash flows (in thousands) for the nine months ended September 30, 1995 and 1994:

                                                    Nine Months    Nine Months
                                                       Ended          Ended
                                                   September 30,  September 30,
                                                            1995           1994
Cash used in operating activities                     $     (702)   $    (7,749)

Capital expenditures, net                                   (355)          (523)

Net borrowings on debt obligations                           863          2,892

Payment for business acquisitions                           (733)        (2,675)

Proceeds from issuance of common shares                      275          7,877

Other                                                          5            (53)
                                                      -----------   -----------
Net decrease in cash                                  $     (647)   $      (231)
                                                      ===========   ===========

      The decrease in cash used in operating activities is principally due to reduced inventory purchasing in the current year, as compared to the prior year.

      The Company has a $25 million revolving credit facility which consists  of
the  following:   a  $6  million short-term credit line  ($3,020,596  unused  at
September 30, 1995) for use in the incentive/recognition awards business (the "CA Short Line"), a $7 million short-term credit line ($ 0 unused at September 30, 1995) for use in the children's literature business (the "School Book Fairs Line"), a $9.5 million line ($310,117 unused at September 30, 1995) for acquisitions and for working capital (the "Acquisition Line") and a $2.5 million short term note obtained in July 1994 for use in funding an acquisition (the "Time Credit"). The CA Short Line and School Book Fairs Line are due in full on June 7, 1996, subject to annual renewal. The Time Credit is due in full on June 7, 1996 and the Acquisition Line is due on June 3, 1997. Additionally, the Company has a $3 million credit facility in the United Kingdom ($77,059 unused at September 30, 1995) for use in its children's literature business. The United Kingdom facility is payable on demand.

      During October 1995, the Company notified its primary lender, The Huntington National Bank ( the "Bank"), that as of September 30, 1995, and due to the cyclical nature of its business, the Company may have incurred possible events of default under certain provisions of its Bank loan agreement. The possible events of default relate to borrowing base requirements and certain financial ratios. Accordingly, due to the cyclical nature of the Company's business, the Bank has waived the possible events of default and modified provisions of the Bank loan agreement relating to borrowing base requirements and certain financial ratios through December 30, 1995, whereby the Company must then be in compliance with the original terms of the Bank loan agreement.


      The Company anticipates that operating cash flows during the next twelve months, coupled with the renewal or extension of short-term credit facilities will cover operating expenditures and meet the current maturities on long-term obligations. The Company has no reason to believe existing short-term credit facilities will not be renewed or extended. Other than rehabilitation and improvement costs of approximately $500,000 to $600,000 associated with the anticipated move from leased warehouse facilities to owned facilities, the Company does not anticipate any material expenditures for property, plant and equipment during the next twelve months.

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


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit Number 11
          Computation of Earnings Per Share

     (b) A report on Form 8-K dated October 6, 1995 was filed on October 6, 1995. The Company reported that it agreed to settle a pending class action lawsuit subject to court approval.

                                    Signature
                                    ---------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PAGES, INC.
                                   Registrant




Date: November 13, 1995            By: /S/ R.A. Stimmel
      -----------------                ------------------------
                                       R.A.  Stimmel, President
                                       and Principal Financial Officer

                                       EXHIBIT 11
                          PAGES, INC. AND SUBSIDIARIES
                        COMPUTATION OF PER SHARE EARNINGS

                                                   Three Months    Nine Months
                                                       Ended          Ended
                                                   September 31,  September 30,
                                                            1995           1994
Primary:
Weighted average number of
  common shares outstanding                             5,105,000     4,870,000

Adjustment for stock options
  which have a dilutive effect
  based upon the average market
  price for common stock:
  Add dilutive stock options
  Deduct shares that could be
    repurchased from the proceeds
    of dilutive options
                                                      ___________   ___________
Weighted average common and
  common equivalent shares                              5,105,000     4,870,000
                                                      ===========   ===========
Net (loss)                                            $(2,859,433)  $(4,280,240)
Earnings adjustment (20% rule)
                                                      -----------   -----------
Net income for computation purposes                   $(2,859,543)  $(4,280,240)
                                                      ===========   ===========
Earnings per common and
  common equivalent share                             $     (0.56)  $     (0.88)

Fully Diluted:
Weighted average number of
  common shares outstanding                             5,105,000     4,870,000

Adjustment for stock options
  which have a dilutive effect
  based upon the market price
  for common stock at end of period:
 Add dilutive stock options
  Deduct shares that could be
    repurchased from the proceeds
    of the dilutive options
                                                      -----------   -----------
Fully diluted shares                                    5,105,000     4,870,000
                                                      ===========   ===========

Net  loss                                             $(2,859,543)  $(4,280,240)
Earnings adjustment (20% rule)
                                                      -----------   -----------
Net loss for computation purposes                     $(2,859,543)  $(4,280,240)
                                                      ===========   ===========
Earnings per common and common
  equivalent share assuming full
  dilution                                            $     (0.56)  $     (0.88)
                                                      ===========   ===========
