Form 10-Q/A
period 1995-09-30
PAGES INC /OH/
filed 1995-12-13
CIK 354564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q/A

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

      The income tax benefits reflected in the accompanying financial statements are based on the Company's anticipated annual effective tax rates. At September 30, 1995, the Companyhas a deferred tax asset of $3,826,771. The Company is not required to record valuation allowances for deferred tax assets where management believes it is more likely than not that the tax benefit will be realized. In addition to tax planning strategies, the Company will need to generate taxable income through future operations in order to fully realize the deferred tax asset. Based on the Company's history of taxable income and its projections of future earnings, management beleives that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the deferred tax asset.

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




Date: December 13, 1995            By: /S/ R.A. Stimmel
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
