Form 10-K/A
period 1994-12-31
PAGES INC /OH/
filed 1996-02-22
CIK 354564

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-K/A

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
            For the fiscal year ended December 31, 1994
                   Commission File Number 0-10475

                            PAGES, INC.
      -----------------------------------------------------
     (Exact Name of Registrant as specified in its charter)


         Delaware                                             34-1297143
-------------------------------                            ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation  or organization)                            Identification No.)

           801 94th Avenue North, St. Petersburg, Florida       33702
           -----------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code  (813) 578-3300
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act:

                    Common Shares, No par value
                    ---------------------------
                          (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to  such filing requirements for the past 90 days.  YES    X NO       .
                                                          ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [      ]
                              ------
The aggregate market value of the voting shares held by non-affiliates of the Registrant as of March 7, 1995, was $23,360,714 (computed by reference to the average bid and asked prices of such shares on such date).

Number of Common Shares, each without par value, of the Registrant outstanding as of March 7, 1995: 4,789,208 Common Shares.

                             PART I

ITEM 1.  BUSINESS

                              BUSINESS

General

     PAGES, Inc. (the "Company") operates principally through its wholly-owned subsidiaries, School Book Fairs, Inc. and its affiliates ("SBF") and Clyde A. Short Company, Inc. ("CAS"). The Company engages in the children's literature and incentive/recognition awards businesses. SBF, which the Company acquired in 1992, publishes and distributes children's literature throughout the United States, Canada (other than Quebec), the United Kingdom, and Ireland. The Company's children's literature segment accounted for 67.9%, 61% and 59% of the Company's revenues in 1994, 1993 and 1992, respectively. CAS, which the Company acquired in 1990, creates, markets, and administers safety, sales incentive, service recognition, and holiday gift awards programs for businesses. The Company markets its awards programs throughout the United States; however, its customer base is concentrated in the Southeastern United States. The Company's incentive/recognition awards segment accounted for 32.1%, 39% and 41% of the Company's revenues in 1994, 1993 and 1992, respectively. See Note 10 to the Company's Consolidated Financial Statements for certain financial information attributable to the Company's two industry segments and its operations by geographical area.

Children's Literature (School Book Fairs)

     Publishing. The Company, through SBF, publishes and markets reasonably priced, leisure-based children's printed literature and media products.
The Company's books generally have a retail price ranging from $.99 to $17.95, depending, largely, on whether the books are soft or hardcover.
Most  of the books sold are softcover having a retail price of less than $5.95
and an average retail   price  of  approximately  $3.50.  The Company's
audio/video products generally have a retail price ranging from $9.95 to $44.95. In 1994, approximately 70-75% of the titles offered by the Company were purchased from other publishers or were reprints licensed from other publishers. The remaining titles offered by the Company were proprietary titles produced and published by the Company's Publishing division under its Willowisp Press (R), Hamburger Press (R), Worthington Press (R), and Riverbank Press (Trademark pending) imprints. In 1994, the Company published over 55 fiction and non-fiction books and related products under its proprietary imprints. The Company's proprietary titles consistently rank at the top of the best selling books in the Company's book fairs. All of the Company's proprietary books are manufactured by independent printers, which
are generally selected on the basis of price and quality.   The Company has no
agreements or contractual arrangements with any printer other than purchase order commitments issued in the normal course of business. Although one printer accounted in 1994 for approximately 25 % of the dollar amount of the Company's book printing, the Company believes that there are other printers available to the Company should that printer's services become unavailable. The Company believes that it is not dependent on any one printer.

     In addition to printed children's literature, the Company produces and markets other literature products. The Company's Spoken Arts (R) division produces and markets audio/video products for children such as readalong audio cassette and video tapes used by teachers and librarians as teaching resources. The Company's Creative Media Applications division produces and markets to other publishers literature and media products in a variety of formats, including books, posters, teachers' and parents' guides, computer software, video games, CD-ROM, audio cassettes, and video tapes.

    Market Overview. The Company markets its children's leisure-based literature primarily through book fairs held at pre-schools, elementary schools, and middle schools. There are approximately 75,000 pre-schools and
day care centers, 72,000 elementary   schools,  and  12,000  middle  schools
in   the United   States, approximately  8,400 elementary and middle schools in Canada, and approximately 28,000 schools in the United Kingdom which are equivalent to elementary and middle schools in the United States school system.

      Total   student  enrollment  in  United  States  elementary schools   is
approximately  26 million and in middle schools is approximately 8  million.
A relatively high number of births in the late 1980's and early 1990's is expected to result in rapid growth in pre-school and elementary school enrollment through 1995 and an increase in middle school enrollment during the mid-1990's. The pre-school market also should benefit from the increasing number of single-parent families.

     The Company also markets children's literature directly to elementary and middle school librarians and teachers. There are over 2,000,000 elementary and middle school teachers in the United States, Canada, and the United Kingdom. In addition, the Company markets directly to librarians at public libraries. There are over 18,000 public libraries in the United States, Canada, and the United Kingdom.

     School Book Fairs. The principal distribution channel for the Company's children's literature is through its school book fairs. The Company currently markets its book fairs under its "School Book Fairs (R)" trade name in the United States and in the United Kingdom and Ireland and the "Great Owl" trade name in Canada. The Company is changing the name of its elementary and middle school book fairs conducted in North America to "Trumpet Book Fairs". The Company sold more than 17 million children's books in 1994 through its book fairs. The Company's concentration in school-based distribution distinguishes it from other children's book publishers. Based on information obtained through the conduct of its business, the Company believes that it currently operates the second largest book fair business in North America and the largest book fair business in the United Kingdom. The Company believes that it is the industry leader in the middle school book fair market and that there is no national competition in the United States, Canada, and the United Kingdom in the pre-school and day care book fair market.

     The typical book fair is generally one week in duration, is conducted at a central location on school premises, and is sponsored as a fund-raising event by parent groups, librarians, or media specialists. A school typically conducts one or two book fairs during the school year. Book fairs give students the opportunity to browse and purchase quality, reasonably-priced, leisure-based paperback books, hardcover books, and related products such as posters, pencils, erasers, and bookmarks. The Company provides to the schools child friendly display cases which are fully stocked with books and related products. The sponsor conducts the book fair, retains a percentage of the sales receipts, and remits the balance to the Company.

     In 1992, the Company began test marketing its early childhood products in pre-schools and daycare centers under its "Storybook Express Book Fairs
(R)" trade name. Full implementation of the program began in early 1993. Although the Company's revenues per pre-school book fair are lower than its revenues for elementary and middle school book fairs, the Company believes that further development of the pre-school market for children's books will provide it with an opportunity to reach more children and to establish relationships with children earlier in their school careers.

     In 1992, the Company also developed its Reading Awareness Program as a method of enhancing book fair sales. Under the Reading Awareness Program, students are encouraged to choose books they enjoy and spend time reading each day before the fair. The children's names are placed in a classroom box from which the teacher draws a student's name. A winning student from every participating classroom may choose a paperback book from the fair at no cost to the school.

     Strategic Alliances. Whenever feasible, the Company secures exclusive book fair rights to titles as one means of differentiating itself in the
market place.   In 1994, the Company entered into two exclusivity agreements, one with Bantam Doubleday Dell and the other with HarperPaperbacks. The agreement with Bantam Doubleday Dell expires on June 30, 1997, but provides for automatic three year extensions unless sooner terminated by either party in accordance with the provisions of the agreement. The agreement with Bantam Doubleday Dell also licenses to the Company the rights to use the "Trumpet" name in conjunction with its North American book fairs. On May 30, 1995, the Bantam Doubleday Dell license agreement was amended. On January 23, 1996, Bantam Doubleday Dell notified the Company that the
license agreement would terminate on June 30, 1996.   Commencing  with the
Fall of 1996, the Company will be conducting the majority of its book fairs held in North America under the name of PAGES Book Fairs. The agreement with HarperPaperbacks expires on May 31, 1996, and may be renewed upon mutual agreement. These agreements grant the Company exclusive paperback rights to a selected number of titles for a given school year. In addition, these agreements provide for additional marketing and promotional opportunities for the Company's book fairs.

     Distribution. Approximately 95% of the Company's elementary and middle school book fairs are "case fairs," in which fully stocked book cases are delivered to and retrieved from the schools by the Company's independent distributors. The balance of the Company's book fairs are "box fairs," in which the books and merchandise are delivered and retrieved through the mail. Box fairs are utilized for elementary and middle schools located in sparsely populated areas with a small number of schools where a case fair would not be cost-effective and for pre-schools because fewer titles are offered. Books and related merchandise for case fairs are distributed by the Company to its distributors from its warehouses in Worthington, Ohio, Christchurch, England, and Scarborough, Ontario, Canada. Books and merchandise for box fairs are distributed directly to the schools from the Company's three warehouses.

     Currently, the Company has approximately 117 distributors located in territories throughout the United States, Canada (other than Quebec), the United Kingdom, and Ireland. The Company's distributors are independent contractors who are compensated by the Company on a commission basis and are responsible for the custody and care of an inventory of the Company's products and for delivery, setup, and retrieval of the products at book fairs. The Company believes its distribution structure is superior to others in the book fair business because it allows the distributor to customize the fairs to the needs of the customer and because it provides extraordinary service. The distributors are exclusive as it relates to the distribution of book fairs and related products and non exclusive as it relates to other business endeavors.

     Marketing and Customer Service. The Company markets its book fairs through approximately 100 trained telephone sales representatives located in its offices in Worthington, Ohio, St. Petersburg, Florida, Scarborough, Ontario, Canada, and Christchurch, England, as well as through its network of distributors. The telephone sales representatives undergo extensive training, monitoring, and supervision to ensure quality control and
consistency. The Company's computer system allows   telephone  sales
representatives to sequence solicitations according to account profitability.

     In elementary and middle schools, decisions relating to book fairs are usually made by school librarians, media specialists or coordinators, or parent-teacher organizations, which also sponsor, organize, and conduct the fairs. In pre-schools, decisions relating to book fairs are made by center administrators or directors.

     Surveys conducted by the Company indicate that product quality, quantity, and customer service are the three most important factors considered by sponsors of book fairs in selecting one book fair company over another. The Company has established an on-line system which can be accessed by each of its distributors and customer service representatives to retrieve messages and special requests from customers and monitor and order inventory. Additionally, the Company maintains a customer service department with a national toll-free number. The customer service department collects a representative number of book fair customer evaluations and incorporates information derived from such evaluations into a database, which enables the Company to measure the effectiveness of its marketing programs and monitor the performance of its distributors.

     The Company currently offers approximately 350 book titles and other items in its North American book fairs and approximately 265 book titles and other items in its United Kingdom and Ireland book fairs. The Company's Creative Services department selects book titles and other items for sale at its book fairs based upon such factors as sales potential, literary quality, and educational and entertainment value. The Company determines the sales potential for a particular book title or other item, in part, from historical sales data and from qualitative and quantitative readership surveys it conducts.

     Growth opportunities. In 1994, the Company's 60,500 book fairs gave it direct access to approximately 21 million students and teachers. This access affords the Company an opportunity to cross-market other products, such as book clubs, and to increase sales of its products directly to teachers
and librarians.   Also  in 1994, the Company launched a previously tested
"Teacher Book Fairs" in the United Kingdom market which includes curriculum-type literary products for purchase by teachers and librarians. The Company is researching this concept for potential application in North America.

     The Company believes that its existing book fair sales organization and its marketing system are capable of absorbing additional volume and can be utilized to expand further its book fair business into pre-school book fair market and to increase its share of the existing elementary school and middle
school book fair markets.   The Company also intends to increase its market
penetration and grow its book fair business through the continued acquisition of local and regional book fair companies. Acquisitions have been particularly useful to the Company as a method of expanding its share of the upscale book fair market. Upscale book fairs, which are held at schools attended by students from more affluent families, tend to produce
significantly higher sales volume than traditional book  fairs.   In  1994,
the Company acquired one regional upscale book fair Company (See Note 8 to the Consolidated Financial Statements).

     Except for its operations in Canada, the United Kingdom, and Ireland, the Company does not currently operate in any foreign countries. However, countries in Europe and South America offer longer-range opportunities for sales of non-English language products. There is also a demand in North America for Spanish language products which could be easily integrated into the Company's current marketing and distribution systems. The Company produces video and audio cassette tapes of literary works in both English and Spanish and plans to actively pursue the addition of Spanish language literature to its printed and electronic product lines.

     Book Clubs. In order to open new markets for the sale of its products outside of the school and library market, the Company acquired Parents Magazine Read Aloud Book Club in late 1993 from the publisher of Parents Magazine. Membership in the book club had not been actively marketed for a period of approximately 14 months prior to its acquisition by the Company, and active membership when it was acquired was approximately 15,000. Since its acquisition, the Company has changed the selection of titles available to members of the book club to appeal to two different segments of the market - parents of children two years old and younger and parents of children over two years old. The switch to age appropriate titles and the marketing of the book club through advertising and telemarketing has resulted in club membership increasing to over 50,000 members.

     The Company currently markets book club memberships through advertisements in Parents Magazine. The Company is also selling memberships by outside telemarketers utilizing the subscriber list provided to the Company from Parents Magazine as part of its purchase of the book club. Parents Magazine has a circulation of approximately 1.8 million. The Company intends to broaden its marketing efforts and to promote its book club to students, parents, and teachers in conjunction with its book fairs. The Company believes that its Storybook Express(R) book fairs will provide an excellent opportunity to cross-market the book club to pre-school students. The Company also plans to implement a school-based book club that can be marketed, in part, through the elementary and middle schools.

     Other Products. In addition to its newly-developed Teacher Book Fairs, the Company sells children's leisure-based literature products directly to teachers and librarians under its "Reading Resources(R)" trade name. These products are marketed through telephone sales representatives and consist of collections of books having common themes. Each collection includes a teacher's guide with a methodology for use of the collection within a classroom or library environment plus facts about the books and authors.

     The Company's Spoken Arts(R) division also produces audio/video products, including pre-packaged video tapes, read-alongs, and film strips, which are sold directly to teachers and librarians for use as teaching resources. In 1993, the Company acquired Creative Media Applications, a full-service package of literature and multi-media products, to provide the Company with a multi-media publishing capability. The products are created in a variety of formats, including books, posters, teachers' and parents' guides, multi-media computer software, video games, CD-ROM, audio cassettes, and video tapes. Products produced by the Spoken Arts division and Creative Media Applications are marketed directly to publishers and others for both the educational and consumer markets by direct mail and independent sales representatives.

     In July, 1994, the Company acquired from Bantam Doubleday Dell the business and assets of Junior Library Guild, Cornerstone Books, and the Hurtt Book Company. The Junior Library Guild and Cornerstone Books offer
to school libraries   annual   subscriptions  to  classic  and contemporary
children's literature. The Hurtt Book Company sells hardcover children's books to the school library market. As part of the acquisition, the Company acquired rights to over 100 titles. The Company expects this acquisition will enhance its penetration of the library and school market.

Incentive/Recognition Awards (Clyde A. Short Company)

     General.  The  Company  creates, markets,  and  administers awareness and
incentive/recognition  programs  which  address  specific  needs in   employee
education, training, motivation, and recognition. Programs offered by the Company include safety, sales incentive, quality control, production,
service recognition,   attendance,  birthday,  and corporate  holiday gift
programs.  Virtually   every  program  employs  merchandise  (alternatively,
jewelry or, occasionally, travel) as the principal incentive for the reinforcement or modification of employee behavior. The common objective of
all the Company's programs   is   to   reduce  client  operating  costs  by
increasing employee productivity.

    The Company begins a typical "incentive" assignment by helping the client to determine realistic performance goals and to establish an appropriate budget. Next, the Company selects and recommends to the client an assortment of merchandise which, in the Company's experience, will serve as an effective incentive to the client's employees. Upon approval, the Company publishes and distributes all materials (including appealing, full-color catalogues or brochures) necessary to communicate the program's benefits. As the client's employees become eligible to receive awards, the Company processes their requests and, in most cases, ships the items directly to the employees from the Company's distribution center in Shelby, North Carolina. The Company then invoices the client, at prices approximating comparable retail, as the merchandise is shipped.

Awareness and Incentive/Recognition Programs

     Safety Awareness/Incentive Programs. Accidents in the workplace injure thousands of workers each year and cost billions of dollars in worker's compensation premiums, health care costs, and lost productivity. The Company's safety programs are designed to reduce these costs by increasing awareness and promoting safe work habits. Because each client has its own unique set of safety concerns, the Company designs each safety program to meet the specific needs and goals of the client. A typical safety program would grant an award for accident-free operations over a specified period of time. As a consequence of the present regulatory environment, clients are placing increasing emphasis on safety and the Company has received a number of client testimonials regarding the efficancy of the safety programs it has designed.

     Sales Incentive Programs. Sales incentive programs are designed to achieve the client's specific goals, such as gaining market share, launching new products or services, improving profitability, encouraging early ordering, opening new territory, or boosting overall sales. When those goals are met, the responsible employees are provided with awards.

     Service Recognition Programs. Service awards programs grant awards based on years of service with the employer. Service awards are designed to improve morale, increase productivity, and reduce costly employee turnover by delivering messages of recognition and strengthening bonds of loyalty between employees and employers. The Company's experience is that employee recognition is near the top of the list of motivating factors that create on-the-job satisfaction.

     Quality Control Programs. Quality control programs are designed to create and increase quality awareness and motivate workers to make a personal commitment to quality. Participants are rewarded when corporate goals and objectives are met. Effective programs result in reducing rework and downtime, retaining existing business, and earning new business through increased customer satisfaction.

    Production Programs. Production programs are designed to motivate workers by offering incentive awards for achieving corporate production quotas and goals. By creating increased productivity awareness, thus increasing production, the client is able to reduce its cost per unit and enhance profitability.

      Attendance Programs. The costs incurred by clients resulting from absenteeism include loss of production, decrease in quality, downtime, extra
wages   to   replace  absent  workers,  and  added administration.  Attendance recognition programs are designed to reduce excessive absenteeism by providing incentive awards to workers with perfect attendance.

     Birthday and Holiday Gift Programs. Although a declining portion of the Company's incentive/recognition business, many employers continue to have a long-standing tradition of giving holiday gifts to employees as a way of thanking them for their commitment and dedication throughout the year. Finding the right gift has frequently posed a challenge for those responsible for administration of the program. The Company's gift-giving solution provides clients with a program that allows employees to select exactly the gift they want, while eliminating the administrative burden associated with other types of holiday gift programs.

     Merchandise  Selection and Brochures. The Company presents the
merchandise available   for   selection   by  its clients'  employees   in a
full-color catalog/brochure designed and produced by the Company's art department. Except for apparel, the selection of which is limited, the merchandise offered by the Company is similar to that found in a large retail
department store, including consumer   electronics,  housewares,  hardware,
lawn and garden merchandise, sportswear, costume jewelry, and manufactured fine jewelry. Unlike some of its competitors in the service award business which manufacture the merchandise offered as awards, the Company has no "product bias," allowing it to find the most reasonably priced, highest quality supplier of merchandise for its programs. Merchandise is separated into over 20 different price levels. This allows the client to select price levels which fit its budget. The items in each of the price levels selected by the client are presented to employees in separate brochures corresponding to the applicable award level. The selection of merchandise within each price level is carefully chosen to appeal to a wide segment of the industry work force. Products are grouped by the Company within a particular price level based on the Company's determination of the relative value of all merchandise offered by the Company, rather than on the Company's cost of those items. This results in different markups over the Company's cost for each item.

     Sales and Marketing. The Company markets its incentive/recognition awards programs through a combination of approximately 100 independent commissioned sales representatives, sales consultants, telephone sales representatives and by direct mail, trade show participation, and trade journal advertising. The Company employs a "consultative selling" or "partner" approach to marketing its programs which relieves from the client much of the design responsibilities associated with the programs. This often requires personal client contact over extended periods of time. The Company's proprietary computer software allows its sales consultants to monitor and administer the programs of its clients, relieving the client from much of the administrative burden associated with the program. Approximately 10% of the indepdendent commission sales representatives are exclusive to the Company in all their business activities and 90% are non exclusive and may represent a competitor. Sales consultants and telephone sales representatives are Company employees.

    Growth Strategy. The Company intends to add additional sales representatives in order to penetrate geographic markets in the United States outside of the Southeastern market in which its sales are now concentrated. Many of the Company's clients participate in only one or two of the programs offered by the Company. As part of its growth strategy, the Company also intends to expand its award programs and actively cross-sell its broad range of programs to its existing clients.

Employees

     As of December 31, 1994, the Company employed a total of approximately 377 permanent and 502 seasonal persons in the United States, Canada, Ireland, and the United Kingdom. The number of seasonal employees fluctuated during
1994 from a  high of   724  to a low of  50 due to the cyclical nature of the
Company's business. None of the Company's employees is represented by a labor union. The Company considers its relationship with its employees to be excellent. As of December 31, 1994, the Company's health care plan covered 295 of its domestic employees.

Trademarks, Copyrights, and Licenses

     The Company owns or licenses the rights to the principal trademarks used in its United States business and in the foreign markets in which it participates. The Company's principal trademarks are registered in the United States and, where appropriate, in other countries, and the Company considers protection of such trademarks to be important to its business.
U.S.  trademarks  expire ten years after they are granted, but are renewable.
It is the Company's policy to renew all of its active trademarks.   The names
"Willowisp Press(R)," "Hamburger Press(R),"   "Rainbow   Book  Fairs  (R),"
"Worthington Press(R),"   "Reading Resources(R),"  "Riverbank Press (TM) Pend,
"Storybook Express Book Fairs(R)," and others are registered trademarks or have trademark registration pending in the United States. The Company has an exclusive license to use the "Parents Magazine Read Aloud Book Club(R)" trademark. The license agreement expires on December 20, 1998, but may be renewed for an additional five year period. The use by the Company of the "Great Owl Book Fairs" name in Canada has been objected to by a group in Canada called the Young Naturalists which indicated that it publishes a newsletter called the "Owl." As described below, the Company intends to change the name of its book fairs in Canada. The Company is not aware of any other pending claims of infringement or challenges to the Company's right to use its trademarks.

     As described above, the Company has acquired an exclusive license from Bantam Doubleday Dell to use the Trumpet name in the United States in conjunction with school book fairs. The agreement with Bantam Doubleday Dell expires on June 30, 1997, but provides for automatic three year extensions unless sooner termined by either party in accordance with the provisions of the agreement. The agreement with HarperPaperbacks expires on May 31, 1996, and may be renewed upon mutual agreement. Under the agreement, the Company may, subject to the approval of Bantam Doubleday Dell, display the Trumpet name prominently on advertisements, promotional materials, invoices, stationery, business cards and elsewhere. The Company has received approval for such use during the 1994-1995 school year. On May 30, 1995, the Bantam Doubleday Dell license agreement was amended. On January 23, 1996, Bantam Doubleday Dell notified the Company that the license agreement would terminate on June 30, 1996. Commencing with the Fall of 1996, the Company will be conducting the majority of its book fairs held in North America under the name of PAGES Book Fairs.

     The Company sometimes acquires license rights to reproduce characters or images such as cartoon characters or pictures of sports figures, but such licensing is not critical to its children's literature business.

Competition

     The distribution of children's leisure-based literature is a highly competitive business. The Company's major competitors are Scholastic Corporation and Troll Associates, which are significantly larger and better capitalized than the Company, and numerous small independent companies. The Company competes on the basis of customer service, product quality, and competitive pricing.

     The incentive/recognition awards business is highly competitive, but fragmented, with no company dominating the industry. The Company competes on the basis of customer service, product quality and diversity, and competitive pricing.


ITEM 2.   PROPERTIES

                                                                        Owned/
           Location                      Use                Size        Leased   Principally Used By

St. Petersburg, Florida         Office                  48,760 sq. ft.  Leased   PAGES, Inc./School Book Fairs
Worthington, Ohio               Office & Warehouse      84,000 sq. ft.  Leased   School Book Fairs
Worthington, Ohio               Office & Warehouse      61,530 sq. ft.   Owned   Subleased
Christchurch, England           Office & Warehouse      29,700 sq. ft.  Leased   School Book Fairs
Dublin, Ohio                    Office                   4,700 sq. ft.  Leased   PAGES, Inc.
Scarborough, Ontario Canada     Office & Warehouse      21,400 sq. ft.  Leased   School Book Fairs
Silver Spring, Maryland         Office & Warehouse       5,200 sq. ft.  Leased   School Book Fairs
Los Angeles, California         Office & Warehouse       1,029 sq. ft.  Leased   School Book Fairs
Anaheim, California             Office & Warehouse      11,600 sq. ft.  Leased   School Book Fairs
St. Louis, Missouri             Office & Warehouse      25,000 sq. ft.  Leased   School Book Fairs
Orlando, Florida                Office & Warehouse       1,700 sq. ft.  Leased   School Book Fairs
Wilmington, Delaware            Office & Warehouse       3,500 sq. ft.  Leased   School Book Fairs
Westport, Connecticut           Office                   1,499 sq. ft.  Leased   School Book Fairs
New York, New York              Office                     750 sq. ft.  Leased   School Book Fairs
Marietta, Georgia               Office & Warehouse      13,000 sq. ft.  Leased   School Book Fairs
Oklahoma City, Oklahoma         Office & Warehouse       5,500 sq. ft.  Leased   School Book Fairs
Shelby, North Carolina          Office & Warehouse     134,000 sq. ft.   Owned   Clyde A. Short Company
Kings Mountain, North Carolina  Warehouse              163,700 sq.ft.    Owned   Clyde A. Short Company

     The leases (including renewals) on the properties set forth above expire
as follows:   St.  Petersburg, Florida - December 31, 2002; Worthington,  Ohio
- October  31,  2001;  Christchurch, England - July 13, 2007 through November
29, 2009;   Dublin,  Ohio  - month to month term;  Scarborough, Ontario,
Canada - August  31,  1997; Silver Spring, Maryland -  December 31, 1997: Los
Angeles, California  -   June  30, 1995;  Anaheim, California -  August 31,
1997; St. Louis, Missouri - February 27, 1998; Orlando, Florida - September 30, 1995; Wilmington, Delaware - August 31, 1998; Westport, Connecticut - May 31, 1999; New York, New York - February 28, 1998; Marietta, Georgia - May 31, 1998; Oklahoma City, Oklahoma - June 30, 1996 These facilities are all located in appropriately designed buildings which are kept in good repair. All of the properties owned by the Company are, and will continue to be, pledged to various lenders.

ITEM 3.      LEGAL PROCEEDINGS

    On February 28, 1995, John Minnick d/b/a/ Minnick Capital Management filed a class action suit in the United States District Court, Middle District of Florida, Tampa Division on behalf of all persons who sold PAGES, Inc. common stock between 11:49 a.m., January 9, 1995 and January 16, 1995, against PAGES, Inc. and corporate officers S. Robert Davis, Richard A. Stimmel and Charles A. Davis alleging that those defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by selectively
disclosing only adverse   information  while  in  possession  of  material
non-public positive information  about the Company during the period between
January 9  and January 16,  1995.   The  action  seeks class certification, a
judgment declaring the conduct to be in violation of the law, an award of unspecified damages and interest, costs attorneys' fees and expert witness fees and costs along with such other further relief as the court deems proper or just. The Company and the other defendants deny any wrongdoing and intend to vigorously defend the action.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on October 13, 1994. The matters voted upon were the election of five directors and a change in the Company's state of incorporation from Ohio to Delaware by means of a merger of the Company with and into Pages Merger Corp, a Delaware corporation, a newly formed, wholly-owned subsidiary of the Company. The number of votes cast at the meeting were as follows:

                                   Votes Cast            Broker
                      ---------------------------------
  MATTER                  For        Against   Withheld Abstentions   Non-Votes

Election of Directors

  Nominees:
  S. Robert Davis      3,887,346     133,540
  Richard A. Stimmel   3,887,346     133,540
  Charles R. Davis     3,885,596     135,290
  Juan F. Sotos        3,887,346     133,540
  Robert J. Tierney    3,887,346     133,540

Change in state of
 incorporation:        2,775,366     137,640     17,065


                              PART II

 ITEM 5.  MARKET PRICE FOR THE COMPANY'S COMMON STOCK AND
                  RELATED SECURITY HOLDER MATTERS

     The Common Stock is traded on the NASDAQ National Market under the symbol
"PAGZ."   The following table sets forth for the periods indicated the  high and low trading prices for shares of the Common Stock, as reported on the NASDAQ National Market. The trading prices have been retroactively adjusted to reflect the 5 for 4 stock split in October of 1993.

                                               Trade Price
                                        --------------------------
                                            High          Low

Calendar Year Ended December, 1994
     Fourth Quarter                          7             4
     Third Quarter                       9 1/2             6 3/8
     Second Quarter                         11             8 1/8
     First Quarter                      12 1/8             10 1/8

Calendar Year Ended December 31, 1993
     Fourth Quarter                     13 3/4             9 1/2
     Third Quarter                      11 7/8             9 5/8
     Second Quarter                     10 1/4             6
     First Quarter                           7             5 7/8

     As of March 7, 1995, the Company had approximately 480 holders of record of its Common Stock.

      The Company has not paid dividends since December 27, 1985. The Company anticipates that for the foreseeable future it will retain earnings in order to finance the expansion and development of its business, and no cash dividends will be paid on its common stock. The Loan Agreement between the Company and The Huntington National Bank N.A. (the "Loan Agreement") does not allow the Company to pay cash dividends which total in excess of $100,000 on its common stock and only then when the Company is not in default under the Loan Agreement.


ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share data)

                                                                       Ten Months                                Two Months
                                           Year Ended    Year Ended         Ended    Year Ended    Year Ended         Ended
                                          December 31,  December 31,  December 31,  February 29,  February 28,  February 28,
                                                 1994          1993       1992(2)          1992          1991       1990(1)
Consolidated Statements of  Operations
 Data:
Revenues                                   $   79,068      $ 76,563    $   44,507    $   22,222     $   24,320        $ 209
Costs and expenses                             79,709        74,984        44,209        21,982         23,711          140
Income before income taxes and cumulative
effect of change in accounting principle         (641)        1,579           298           240            609           69
(Provision) benefit for income taxes              169          (568)          700(4)        (77)            (8)           -
                                           ----------      --------    ----------    ----------     ----------   ----------
Income (loss) before cumulative effect of
change in accounting principle                   (472)        1,011           998           163            601           69
Cumulative effect of change in accounting
principle                                           -             -             -           828(3)           -            -
                                           __________      ________    __________    __________     __________   __________
Net income (loss)                          $     (472)      $ 1,011     $     998    $      991     $      601         $ 69
                                           ----------      --------    ----------    ----------     ----------   ----------

Per Share Data(5):
Income (loss)  per common share before
    cumulative effect of change in
    accounting principle                   $    (0.12)       $ 0.18     $    0.19    $     0.04      $    0.14       $ 0.02
Cumulative effect of change in accounting
principle                                           -             -             -          0.17              -            -
                                           __________      ________     _________     _________        ________    ________
Net income  (loss) per common share(6)     $    (0.12)       $ 0.18     $    0.19     $    0.21       $   0.14       $ 0.02
                                           ----------      --------     ---------     ---------        --------    --------

Cash dividends per common share                     -             -             -             -              -            -
Weighted average common and common
equivalent shares                               4,055         5,757         5,546         4,941          4,855        3,110

                                                   At            At            At            At             At           At
                                          December 31,  December 31,  December 31,  February 29,   February 28, February 28,
                                                 1994          1993          1992          1992           1991         1990
Consolidated Balance Sheets Data:
Working capital                               $13,797       $10,054       $ 8,456       $ 2,328        $ 4,518      $ 7,403
Total assets                                   67,735        53,761        44,634        12,092         12,103       15,857
Long-term obligations                           8,927        10,362        10,533           420          2,423        7,064
Stockholders' equity                           19,593        12,814         8,734         7,803          6,810        5,161

NOTE 1: Effective with the close of business on February 28, 1990, the Company, in a transaction accounted for as a purchase, acquired all of the outstanding stock of Clyde A. Short Company for an aggregate purchase price of $11,050,000. Additionally, during 1990, the Company changed its year end from December 31 to February 28.

NOTE 2: On May 19, 1992, Pages, in a transaction accounted for as a purchase, acquired the outstanding stock of School Book Fairs, Inc. and
affiliated entities.   The  aggregate  cost  of  this  transaction, including
major debt refinancing, approximated $8,841,000. Additionally, during 1992, the Company changed its year end from February 28 to December 31.

NOTE 3: Pursuant to the Financial Accounting Standards Board (FASB) statement of Financial Accounting Standards (SFAS) No. 109, issued in February, 1992, the Company, effective March 1, 1991, recorded a deferred tax asset of $828,287 with a corresponding credit to income.

NOTE 4: For the ten months ended December 31, 1992, the tax provision included an $812,400 tax benefit attributable to the Company's reassessment of the future realizability of deferred tax assets.

NOTE 5: Adjusted to give effect to five-for-four stock split in each of April 1990 and October 1993.

NOTE 6: Represents earnings per common and common equivalent share both on a primary and a fully diluted basis. On a fully diluted basis, dilution is less than 3%.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes contained elsewhere herein. The Company's results of operations have been, and in certain cases are expected to continue to be, affected by certain general factors.

Acquisitions and Changes in Fiscal Years

      On February 28, 1990, the Company acquired all of the outstanding capital stock of Clyde A. Short Company, Inc. The transaction was accounted for as a purchase and, as a result, operations of Clyde A. Short Company, Inc. are included in the Company's Consolidated Financial Statements for the fiscal years beginning March 1, 1990, forward.

     Effective February 28, 1990, the Company changed its fiscal year end to the last day of February in order to conform to the year end of Clyde A. Short Company, Inc. which was, at that time, the Company's principal subsidiary.

     On May 19, 1992, the Company acquired all of the outstanding capital stock of School Book Fairs. The transaction was accounted for as a purchase and, as a result, operations of School Book Fairs are reflected in the Company's Consolidated Financial Statements from May 20, 1992, forward. As part of the transaction, the Company acquired certain School Book Fairs bank indebtedness directly from School Book Fairs' primary lending institution, at a substantial discount, and issued to such lender warrants to purchase Common Shares of the Company. The Company also issued, to key management personnel of School Book Fairs, stock options to purchase Common Shares of the Company.

     During December 1992 as a consequence of the School Book Fairs acquisition, the Company changed its fiscal year end from the last day of February back to December 31 so that future reporting years would more closely approximate the annual business cycle for the combined businesses.

     During 1994 and 1993, the Company acquired several businesses involved in the distribution and publishing of children's literature, including the Junior Library Guild, National Library Service and Cornerstone books from Bantam Doubleday Dell Publishing Group, Inc. in 1994 and Parents Magazine Read Aloud Book Club from the publisher of Parents Magazine in 1993. The aggregate cost of these acquisitions approximated $2.9 million and $1.7 million in 1994 and 1993, respectively, and was paid with a combination of cash, Common Shares, and notes. The transactions were accounted for as purchases and, as a result, the operations of the acquired entities are included in the Company's consolidated financial statements commencing with the respective dates of acquisition.

Accounting Change

    Effective March 1, 1991, the Company implemented SFAS No. 109 issued by
FASB in  February,  1992,  entitled  "Accounting For  Income  Taxes." SFAS  No.
 109 significantly changed the method of accounting for income taxes and income tax expense, for financial statement purposes, without affecting actual cash tax liability. Under SFAS No. 109, income taxes are recognized for the tax consequences of all events that have been recognized in the financial statements, calculated based on provisions of enacted tax laws, including the tax rates in effect for current or future years. Deferred
tax  assets are recognized   subject   to  an  assessment  as  to  future
realizability.   The implementation of SFAS No. 109, effective for the year ended February 29, 1992, resulted in the Company's recording a deferred tax asset of $1,640,687 relating to the tax benefit of operating loss and tax credit carryovers, less a valuation allowance of $812,400, resulting in a cumulative effect adjustment increase to income of $828,287. As a result of the acquisition of School Book Fairs, the addition and inclusion of the School Book Fairs operations in the Company's consolidated financial statements from May 20, 1992, forward, the operating history of School Book Fairs adjusted by the Company's management for what it deems to be excessive costs and expenses incurred by School Book Fairs as a private company, and the forecasted School Book Fairs operating results, management determined, as of December 31, 1992, that it was more likely than not that  additional deferred tax assets aggregating $812,400 would be realized in the future and that the previously provided valuation allowance of $812,400 would no longer be necessary. The elimination of the valuation allowance resulted in a $812,400 reduction in the provision for income tax expense for the year ended December 31, 1992. The aforementioned deferred tax assets principally relate to tax operating loss carryforwards, and other tax attributes, the ultimate realization of which are contingent upon the Company earning future taxable income. The Company currently anticipates it will have sufficient earnings to fully utilize
deferred tax assets before the related net operating losses  expire.   Based
on available evidence, a valuation allowance has been established for an amount of the asset more likely than not, not to be recognized.

Potential IRS Assessment

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

     In December 1994, the IRS notified the Company of its preliminary intent to make adjustments to taxable income related to these issues. If the notice of proposed adjustments becomes a final assessment and the assessment is ultimately sustained, it could generate a tax liability of as much as approximately $5.2 million, exclusive of interest and penalties. The Company believes the IRS' position regarding the proposed adjustments to taxable income for the value of assets transferred and related impact on intercompany
interest is substantially overstated.   Accordingly, although no formal
assessment has been received from the IRS, the Company intends to vigorously defend its position against such proposed adjustments, including litigation, if necessary. The Company is unable to determine the ultimate outcome of this uncertainty and accordingly, has not provided for any additional amounts in excess of the $2 million relating to this proposed assessment in its fiscal 1994 financial statements. As of December 31, 1994, the Company had issued and outstanding 4,789,000 common shares and an additional 3,039,000 common equivalent shares held under options and warrants for a total of 7,828,000 common and common equivalent shares. Should the IRS prevail on its entire $5.2 million of proposed income taxes, the additional $3.2 million above the $2 million recorded by the Company during 1993 would approximate $0.41 per common and common equivalent share.

Currency Exchange Rates

    The Company's international operations in the children's literature business segment contributed approximately one-fourth of the revenues for that segment during 1994. The Company believes that fluctuations of currency exchange rates present the greatest risk to the financial success of its foreign operations. The following table sets forth, for the periods and dates indicated, certain information concerning the exchange rates for the British Pound Sterling and the Canadian dollar expressed in U.S. dollars per unit of foreign currency:

                         Period - end         Average
                       --------------    ----------------
Period                 Canada   U.K.     Canada      U.K.
------                 -----    -----    -----      -----

Year Ended 12/31/94    0.713    1.566    0.731      1.542
Year Ended 12/31/93    0.755    1.478    0.775      1.505
Year Ended 12/31/92    0.788    1.511    0.829      1.676
05/20/92 - 12/31/92    0.788    1.511    0.816      1.769
08/01/91 - 05/19/92    0.836    1.839    0.863      1.769
08/01/90 - 07/31/91    0.868    1.674    0.867      1.830

    The Company's market share in its United Kingdom operations is significantly higher than its market share in its North American operations. The Company believes that the higher market share, combined with customer loyalty, in its foreign operations justify the risk of currency fluctuation which arises from such foreign operations.

Trends

     The Company believes that the public's interest in education and general demographic conditions will continue for the foreseeable future to have a favorable impact on the Company's domestic and international operations, particularly with regard to the sale of children's literature products. The Company has experienced a slight increase in the amount of revenue generated per book fair, which management attributes, in part, to an increased emphasis on education. Additionally, public elementary and secondary enrollment is projected to continue to grow through the year 2000. As the population of school children increases, the number of schools and teachers will likely increase.

Seasonality and Quarterly Data

    Both the children's literature and the incentive/recognition awards segments are significantly seasonal. The majority of the Company's book fairs are held during the school year. As a result, most of the revenues of SBF are generated between the months of September and May and the Company must build up inventory in anticipation of sales during the season. Approximately one-half of the revenues of CAS and most of its profits are recorded
during the  months of November   through  January.  Working  capital
requirements, inventory,   and receivables  are  at their peak levels at that
time and the Company experiences negative cash flow and losses in the summer months.

    The following table sets forth certain information pertaining to each of the Company's last twelve quarters. The operating results for any quarter are not necessarily indicative of results for any future period.

                                             Twelve Months Ended December 31, 1994
                                   ------------------------------------------------------
                                        Quarter       Quarter       Quarter       Quarter
                                          Ended         Ended         Ended         Ended
                                       March 31       June 30  September 30   December 31
                                   ------------  ------------  ------------  ------------
Revenues                           $ 19,370,192  $ 15,899,769  $ 11,435,410  $ 32,362,758
Gross profit                          8,113,301     6,636,285     4,056,311    13,415,235
Income (loss) before income taxes       339,243      (731,561)   (3,255,089)    3,006,275
Net income (loss)                       211,243      (458,561)   (2,087,089)    1,861,975
Net income (loss) per share        $       0.04  $      (0.13) $      (0.50) $       0.28

Weighted  average  common  shares     5,831,000     3,531,000     4,160,000     6,592,000
and equivalents

                                             Twelve Months Ended December 31, 1993
                                   ------------------------------------------------------
                                        Quarter       Quarter       Quarter       Quarter
                                          Ended         Ended         Ended         Ended
                                       March 31       June 30  September 30   December 31
                                   ------------  ------------  ------------  ------------
Revenues                           $ 17,585,185  $ 15,029,265  $ 11,108,858  $ 32,839,356
Gross profit                          7,157,224     6,046,775     3,510,780    13,511,935
Income (loss) before income taxes       190,389      (888,195)   (3,377,732)    5,654,058
Net income (loss)                       121,946      (583,195)   (2,229,732)    3,701,501
Net income (loss) per share        $       0.02  $      (0.18) $      (0.55) $       0.64
Weighted  average  common  shares
and equivalents                       5,754,000     3,201,000     4,020,000     5,757,000

                                               Ten Months Ended December 31, 1992
                                   ------------------------------------------------------
                                                                                One Month
                                        Quarter       Quarter       Quarter       Quarter
                                          Ended         Ended         Ended         Ended
                                         May 31     August 31   November 30   December 31
                                   ------------  ------------  ------------  ------------
Revenues                           $  4,472,318  $  5,294,105  $ 24,948,459  $  9,792,019
Gross profit                          1,694,015     1,787,464    10,572,509     4,010,252
Income (loss) before income taxes      (662,521)   (4,423,259)    3,168,438     2,215,245
Net income (loss)                      (462,521)   (2,923,259)    2,118,438     2,265,145
Net income (loss) per share        $      (0.15) $      (0.94) $       0.40  $        .39
Weighted  average  common  shares
and equivalents                       3,116,000     3,116,000     5,685,000     5,733,000

Recent Development

     Historically, the Company incurs losses in the second and third calendar quarters. This experience results from the effect of school vacation on the Company's children's literature business, and from preparation for the holiday gift giving season in the incentive/recognition awards business. While the Company has taken steps to improve revenues during these quarters, it has also committed to additional costs and expenses in anticipation of continued growth.

     Consequently, while losses may narrow during these periods, the Company anticipates second and third quarters will continue to produce losses for the foreseeable future.

Results of Operations

     The table below sets forth certain financial data expressed as a percentage of revenues (percentage may not total 100% due to rounding):


                                             Percentage of Revenues
                                   -----------------------------------------
                                   Twelve Months Twelve Months    Ten Months
                                           Ended         Ended         Ended
                                     December 31,  December 31,  December 31,
                                            1994          1993          1992
                                     -----------   -----------   -----------
Total revenue                             100.0%        100.0%        100.0%
Cost of goods sold                         59.3          60.5          59.4
                                     -----------   -----------   -----------
Gross profit                               40.7          39.5          40.6
Selling,general,and administration         37.7          34.0          35.9
Interest                                    2.2           1.7           1.9
Depreciation and amortization               1.8           1.7           1.9
Foreign exchange                            0.1           0.0           0.2
                                     -----------   -----------   -----------
Income (loss) before income taxes          (0.8%)         2.1%          0.7%
                                     -----------   -----------   -----------

Year Ended December 31, 1994, Compared to Year Ended December 31, 1993

     Consolidated revenues for the year ended December 31, 1994, approximated $79.1 million compared to approximately $76.6 million for the year ended December 31, 1993, an increase of 3% or approximately $2.5 million.
The Company's children's literature business segment accounted for approximately $53.7 million of revenues for the year ended December 31, 1994, compared to approximately $46.9 million of revenues for the year ended December 31, 1993, an increase of 14% or approximately $6.8 million. The increase in children's literature segment revenues is principally due to the inclusion of a full year of revenues in 1994 for 1993 business acquisitions as well as revenues generated from 1994 business acquisitions (book clubs and upscale book fairs). Although revenues were up, they were less than anticipated.

     International revenues in U.S. dollars associated with the children's literature business segment were approximately $15.6 million for each of the years ended December 31, 1994, and 1993. In local currencies, international revenues for 1994 decreased by 1.4% over the comparable 1993; however, due to foreign currency fluctuations, the U.S. dollar revenues from foreign operations declined 0.4% from last year.

     The Company's incentive/recognition awards business segment accounted for approximately $25.2 million of revenues for the year ended December 31, 1994, compared to approximately $29.7 million of revenues for the year ended December 31, 1993, a decrease of 15% or approximately $4.5 million. The decline in revenue was due to disappointing year end holiday sales and the Company's inability to timely replace low margin and unprofitable accounts purposefully eliminated that were previously serviced in connection
with the 1993 marketing alliance.   The  majority  of  revenues generated by
the incentive/recognition awards business segment are from the sale of products, and revenues from services are insignificant.

     Approximately $0.2 million of revenues for the year ended December 31, 1994 were principally attributable to gain on assets held for disposition and rental income.

     Consolidated cost of goods sold was approximately $ 46.8 million for the year ended December 31, 1994, compared to approximately $46.3 million for the year ended December 31, 1993, an increase of 1.1% or approximately $0.5 million. The Company's children's literature business segment accounted for approximately $31.4 million of costs of goods sold for the year ended December 31, 1994, compared to approximately $27.1 million for the year ended December 31, 1993, an increase of 16% or approximately $4.3 million. The increase in cost of goods sold in 1994 is due to the increase in revenues. As a percentage of revenues from the children's literature business segment, cost of goods sold increased, registering 58.5% during 1994 compared to 57.9% during 1993. The 0.6% increase in cost of goods sold as a percentage of revenues is due to the adverse effect of competitive pricing pressures somewhat offset by the favorable gross margin impact of distributing product through additional channels.

     The Company's incentive/recognition awards business segment accounted for approximately $15.5 million of cost of goods sold for the year ended December 31, 1994, compared to approximately $19.2 million for the year ended December 31, 1993, a decrease of 19% or approximately $3.7 million. The decrease in cost of goods sold was attributable to the decrease in revenues. As a percentage of revenues from the incentive/recognition awards business segment, cost of goods sold improved to 61.4% in 1994 from 64.7% in 1993. The 3.3% decrease in cost of goods sold is principally attributable to the change in product mix.

     Consolidated selling, general, and administrative expense was approximately $29.8 million for the year ended December 31, 1994, compared to approximately $26.1 million for the year ended December 31, 1993, an increase of 14% or approximately $3.7 million. Selling, general, and administrative expense associated with the Company's children's literature business segment was approximately $20.0 million for the year ended December 31, 1994, compared to approximately $16.8 million for the year ended December 31, 1993, an increase of 19% or approximately $3.2 million. Approximately $2.4 million of the increase in selling, general and administrative expenses attributable to the children's literature business segment in 1994 was due to reflecting a full year of expense relating to 1993 business acquisitions as well as an approximate $500,000 additional expenses relating to the operations of the 1994 business acquisitions and approximately $300,000 of expenditures to further develop historical acquired channels of distribution.

    Selling, general, and administrative expense associated with the Company's incentive/recognition awards business was approximately $8.8 million for the year ended December 31, 1994, compared to approximately $8.2 million for the year ended December 31, 1993, an increase of 7% or approximately $600,000.
The increase in selling, general and administrative expenses was due to a substantial shift from non-commissioned sales to commissioned sales which accounted for approximately $400,000 of the increase. Additionally, the incentive/recognition awards business segment's selling, general and administrative expenses includes approximately $200,000 of staffing and marketing costs associated with anticipated fourth quarter sales which did not materialize.

     Consolidated general corporate and administrative expense was approximately $1.0 million for the year ended December 31, 1994, compared to $1.1 million for the year ended December 31, 1993, a decrease of 9.1% or $100,000.

     Consolidated interest expense was approximately $1.7 million for the year ended December 31, 1994, compared to $1.3 million for the year ended December 31, 1993, an increase of 31% or $400,000. During 1994, both business segments had higher levels of borrowings at slightly higher interest rates. The average outstanding debt by quarter in 1994 approximated $23.3 million compared to approximately $20 million for 1993. Additionally, the average interest rate for 1994 approximated 7.9% compared to 7% for 1993. The higher levels of borrowings resulted from seasonal needs, business acquisitions and business expansion.

     Consolidated depreciation and amortization expense was approximately $1.4 million for the year ended December 31, 1994, compared to $1.3 million for the year ended December 31, 1993, an increase of 8% or approximately $100,000. The increase in depreciation and amortization expense in 1994 was primarily due to the inclusion of a full year of expense in 1994 for acquisitions made in the children's literature business segment in 1993, which increased depreciable assets. The increase is due also to the addition of depreciable and amortizable assets associated with the 1994 business acquisitions in the children's literature business segment.

     The benefit provision for income taxes is less than the statutory rates due to permanent differences between financial and tax reporting and the change in state and local tax rates somewhat offset by the exclusion of losses of United Kingdom operations.

     The loss for the year was attributable to a combination of disappointing fourth quarter sales coupled with additional costs and expenses incurred for the integration of acquisitions, acceleration of the growth of book clubs and to further develop historical channels of distribution.

     Earnings (loss) per common and common equivalent share decreased to a loss of $0.12 in 1994 from earnings of $0.18 in 1993. The decrease in per share amounts was attributable to a $1,482,952 decrease in earnings from income of $1,010,520 and a 1,702,000 decrease in the weighted average common and common equivalent shares used to compute per share amounts. The decrease in common equivalent shares was attributable to the exclusion of such common stock equivalents when they are anti-dilutive and was somewhat offset by additional shares issued in the August, 1994 stock offering.

Year Ended December 31, 1993, Compared to Year Ended December 31, 1992 (Ten Months)

     Consolidated revenues for 1993 approximated $76.6 million compared to approximately $44.5 million for 1992, an increase of 72% or approximately $32.1 million. The Company's children's literature business segment accounted for approximately $46.9 million of 1993 revenues compared to approximately $26 million for 1992, an increase of 80% or approximately $20.9 million. The principal reason for the increase in revenues associated with the Company's children's literature business segment is that the 1993 consolidated financial statements include 12 months of operations of the children's literature business segment while the 1992 consolidated financial statements include approximately seven and one-half months of operations of the children's literature business (from the May 20, 1992, acquisition date through December 31, 1992). The Company estimates that, if the 1992 consolidated financial statements had included all 12 months of operations of the children's literature business (January through December 1992), revenues attributable to children's literature for such 12-month period would have approximated $45.5 million.

     International revenues in U.S. dollars associated with the children's literature business segment were approximately $15.6 million in 1993 compared to approximately $11 million for 1992, an increase of 42% or approximately $4.6 million. Again, the principal reason for the increase was that 1993 included 12 months, while 1992 included approximately seven and a half months, of the children's literature business segment. The Company estimates that, if the 1992 financial statements had included 12 months of international
operations for the children's   literature  business  segment  (January
through December 1992), international revenues attributable to children's literature operations for such 12-month period would have approximated $17.2 million. In local currency, international revenues grew by 1.7%, but decreased by 9.9% in U.S. dollars for 1993, when 1993 is compared to the aforementioned 12-month period for 1992, as a result of currency fluctuation.

     The Company's incentive/recognition awards business segment accounted for approximately $29.7 million of 1993 revenues compared to approximately $18.5 million of 1992 revenues, an increase of 61% or approximately $11.2 million. The increase in revenues was partially attributable to the
1993 consolidated financial    statements   including   12   months   of
operations of the incentive/recognition awards business segment as compared to the 1992 financial statements including only 10 months. During 1992, the Company changed its fiscal year end to December 31 with the result that fiscal 1992 included only 10 months. The Company also sold more products and services in 1993. Additionally, during 1993, the Company expanded its customer base and recognition awards business segment through a marketing alliance with L. G. Balfour Company, Inc. (a manufacturer of emblematic jewelry). The Company estimates that this strategic alliance resulted in approximately $7.1 million of additional sales. The Company estimates that, if the 1992 consolidated financial statements had included 12 months of operations of the incentive/recognition awards business segment (January through December, 1992), revenues attributable to the incentive/recognition awards business segment for such 12-month period would have approximated $22.6 million. The majority of revenues generated by the incentive/recognition awards business segment are from the sale of products. Revenues from services are insignificant.

     The Company estimates that, if the 1992 consolidated financial statements had included all 12 months of both business segments, revenues for the 12 months of operations would have approximated $68.1 million.

     Consolidated cost of goods sold was approximately $46.3 million for 1993 compared to approximately $26.4 million for 1992, an increase of 75% or approximately $19.9 million. The Company's children's literature business segment accounted for approximately $27.1 million of costs of goods sold for 1993 as compared to approximately $15.5 million for 1992, an increase of 75% or approximately $11.6 million. The principal reason for the approximate $11.6 million increase in cost of goods sold is that the 1993 consolidated financial statements reflect 12 months of operations of the children's literature business segment as compared to approximately seven and a half months for 1992. As a percentage of revenues, cost of goods sold improved 1.6% to 57.9% in 1993 from 59.5% in 1992. Better margins accounted for approximately .6% of this improvement. The remaining 1% of this improvement is attributable to the fact that the 10 months in fiscal 1992 were not representative of a full 12 months of product sales because of the seasonal nature of the children's literature segment business cycle.

     The Company's incentive/recognition awards business segment accounted for approximately $19.2 million of cost of goods sold for 1993 compared to approximately $10.9 million for 1992, an increase of 76% or approximately $8.3 million. The increase in cost of goods sold is partially attributable to the 1993 consolidated financial statements reflecting 12 months of operations of the Company's incentive/recognition awards business segment as compared to the 1992 consolidated financial statements reflecting 10 months of operations and the Company selling more products and services during 1993. As a percentage of revenues, cost of goods sold increased 5.4%, to 64.7% in 1993 from 59.3% in 1992. The 5.4% increase in cost of goods sold is principally attributable to the lower margins associated with the approximately $7.1 million of additional direct and indirect sales generated as a result of expansion through the previously mentioned marketing alliance, slightly offset by improved margins on the Company's historical and existing business base. The alliance, which the Company believes allows it to better penetrate the service awards market, gave the Company access to numerous accounts to which the Company believes it can cross-sell its other awards programs.

     Consolidated selling, general, and administrative expense was approximately $26.1 million in 1993 compared to approximately $16.0 million in 1992, an increase of 63% or approximately $10.1 million. The increase is partially attributable to the 1993 consolidated financial statements reflecting 12 months of operations and selling, general, and administrative expenses as compared to 10 months in the 1992 consolidated financial statements. Additionally, the Company's children's literature business segment is reflected in the 1993 consolidated financial statements for 12 months as compared to approximately seven and a half months for 1992 and the operations of the Company's incentive/recognition awards business
segment  is  reflected in   the 1993 consolidated  financial statements for 12
months as compared to 10  months for 1992.   Selling,  general,  and
administrative expense associated with the Company's children's literature business segment was approximately $16.8 million in 1993 compared to approximately $9.1 million in 1992, an increase of 85% or approximately $7.7 million. In addition to the 1993 consolidated financial statements containing 12 months of operations as compared to the 1992 consolidated financial statements containing seven and a half months of operations of the children's literature business segment which resulted in an approximate $6.5 million increase in selling, general and administrative expenses, the 1993 consolidated financial statements reflect approximatley $1.2 million of additional selling and general expense for sales promotion, selling, and marketing expenses associated with the expansion and development of product lines, all relating to a concerted effort by the Company to increase its market share.

     Selling, general, and administrative expense associated with the Company's incentive/recognition awards business segment was approximately $8.2 million in 1993 compared to approximately $6.3 million in 1992, an increase of 30% or approximately $1.9 million. In addition to 1993 containing 12 months of operations as compared to 1992 containing 10 months of
operations which accounted   for   approximately  $1.1.  million   of   the
increase   in   the incentive/recognition   awards   business   segment,
selling, general,   and administrative  expense also increased approximately
$800,000 as a result of increased expenses associated with the previously mentioned expansion. Such increase in expense principally consisted of additional sales commissions and the costs of additional sales support, administrative personnel, and warehousing personnel. As a percentage of revenues from the incentive/recognition awards business segment, sales, selling, general, and administrative expense decreased from 33.87% of revenues in 1992 to 27.70% in 1993.

      Consolidated   general,   corporate  and  administrative expenses   were
approximately $1.1 million in 1993 compared to approximately $657,000 in 1992, an increase of 63% or approximately $416,000. In addition to 1993 containing 12 months of operations as compared to 10 months for 1992, the additional costs include the cost of additional personnel, additional professional fees, and a general increase in the costs associated with a much larger business enterprise.

     Consolidated interest expense was approximately $1.3 million in 1993 compared to $864,000 in 1992, an increase of 48% or $417,000. In addition to 1993 containing 12 months of operations as compared to 1992 containing 10 months of the operations of the Company's incentive/recognition awards business segment and seven and a half months of the operations of the Company's children's literature business segment, the 1993 financial statements reflect higher levels of borrowings by both business segments (the average outstanding debt by quarter in 1993 approximated $20 million compared to $17 million in
1992) at slightly lower interest rates. The higher levels of borrowings resulted from seasonal needs and business expansion.

     Consolidated depreciation and amortization expense was approximately $1.3 million in 1993 compared to $850,000 in 1992, an increase of 54% or $459,000. In addition to 1993 containing 12 months of operations as compared to 1992 containing 10 months of the operations of the Company's incentive/recognition awards business segment and seven and a half months of
the operations  of the Company's   children's  literature  business  segment,
the 1993 consolidated financial statements reflect additional depreciation and amortization expense associated with children's literature business segment fixed asset additions of $651,000 and incentive/recognition awards business segment fixed asset additions of $814,000, as well as the amortization of $2 million of costs in excess of net assets acquired associated with the previously mentioned School Book Fairs purchase price allocation. Children's literature asset additions principally related to computer equipment and the acquisition of several small operations involved in the distribution and publishing of children's literature. The incentive/recognition awards asset additions related to additional equipment required in connection with the previously mentioned customer base and product line expansion.

     Consolidated income before income taxes was approximately $1.6 millionin 1993 compared to $298,000 in 1992, an increase of 436% or approximately $1.3 million.

     The income tax expense provision increased approximately $1.3 million to a $568,000 tax expense provision in 1993 as compared to a $699,900 tax benefit in 1992. The 1992 benefit included a $812,400 tax benefit attributable to the Company's reassessment pursuant to SFAS No. 109 of the future realizability of deferred tax assets.

     Net income (after provision for income taxes) remained constant during 1993 and 1992 at approximately $1 million.

     Earnings per common and common equivalent share decreased to $0.18 in
1993 from  $0.19  in  1992.   The  decrease  in  per  share  amount was
principally attributable to 211,000 additional weighted average common and common equivalent shares outstanding during 1993.

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash generated from operating activities from both of its business segments, amounts available under its existing credit facilities, and proceeds from the public offering of Common Shares during the third quarter of 1994. The Company's primary uses of funds consist of financing inventory and receivables for both business segments, with the making of acquisitions a secondary use.


     The following table presents a historical summary of the Company's cash flows (in thousands):

                                   -----------------------------------------
                                   Twelve Months Twelve Months    Ten Months
                                           Ended         Ended         Ended
                                     December 31,  December 31,  December 31,
                                            1994          1993          1992
                                     -----------   -----------   -----------

Cash used in operating activities       $ (6,737)     $ (4,305)     $ (5,803)
Capital expenditures                        (854)       (1,363)         (385)
Net borrowings on debt obligations         3,336         3,554        12,960
Payment for Company acquisitions          (2,720)         (558)       (6,308)
Proceeds from issuance of Common Shares    7,206         2,140             -
Other                                        141             2           187
                                     -----------   -----------   -----------
Increase(decrease) in cash              $    372      $   (530)     $    651
                                     -----------   -----------   -----------


     The Company has a $25 million revolving credit facility which consists of the following: a $6 million short-term credit line for use in the incentive/recognition awards business (the "CA Short Line"), a $7 million short-term credit loan for use in the children's literature business (the "School Book Fairs Line"). a $9.5 million line for acquisitions and for working capital(the "Acquisition Line") and a $2.5 million short term note obtained in July 1994 for use in funding an acquisition (the "Time Credit"). The CA Short Line and School Book Fairs Line are due in full on June 1, 1995, subject to annual renewal. The Time Credit is due in full on June 30, 1995 and the Acquisition Line is due on June 1, 1996. Additionally, the Company has a $2.7 million credit facility in the United Kingdom for use in its children's literature business. The United Kingdom facility is payable on demand.

     The Company anticipates that operating cash flows during the next twelve months, coupled with the renewal or extension of short-term credit facilities will cover operating expenditures and meet the current maturities
on long-term obligations.   The  Company has no reason to believe existing
short-term credit facilities will not be renewed or extended. The Company does not anticipate any material expenditures for property, plant and
equipment during the next twelve months.   Should  the  Internal  Revenue
Service prevail in a potential tax assessment, it would place additional demands on the Company's cash and lines of credit.

Seasonality

      Both the children's literature and the incentive/recognition awards businesses are extremely seasonal. The majority of the Company's school book fairs are held during the school year. As a result, most of the income of SBF is generated between the months of September and May. Approximately 45% of the revenues of CAS and all of its profits are recorded during the
months of November   through  January.   Working  capital  requirements,
inventory, and receivables are at their peak levels at that time and the Company experiences negative cash flow in the other months.

Inflation

     Although the Company cannot determine the precise effects of inflation, inflation has an influence on the cost of the Company's products and services, supplies, salaries, and benefits. The Company attempts to minimize or offset the effects of inflation through increased sales volumes and sales prices, improved productivity, alternative sourcing of products and supplies, and reduction of other costs. The Company generally has been able to offset the impact of price increases from suppliers by increases in the selling prices of the Company's products and services.

ITEM 8.   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

    The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Previously reported in Form 8-K dated November 2, 1994 and Form 8-K/A relating thereto.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

     The following table sets forth certain information concerning the directors and executive officers of the Company.

                                                               Director or
                                                               Executive
       Name         Age               Position (1)             Officer Since

S. Robert Davis     56   Chairman of the Board
                         Assistant Secretary, and Director        1990

Richard A. Stimmel  56   President, Treasurer and Director;
                         President of School Book Fairs, Inc.     1981

Charles R. Davis (2)33   Executive Vice President, Secretary,
                         and Director; President of Clyde A.      1983
                         Short Company, Inc.

John C. Sontheimer  47   Senior Vice President; Executive  Vice
                         President and General Manager of         1992
                         School Book Fairs, Inc.

Randall J. Asmo     30   Vice President                           1992

Richard B. Erven    47   Managing Director of School Book         1992
                         Fairs, Limited

Juan F. Sotos, M.D. 67   Director                                 1992

Robert J. Tierney   47   Director                                 1992

(1) All positions are those held with the Company, except as otherwise indicated.

(2) S. Robert Davis is the father of Charles R. Davis.

Executive officers are elected by the Board of Directors and serve until their successors are duly elected and qualify, subject to earlier removal by
the Board of  Directors.   Directors are elected at the annual meeting of
shareholders to serve for one year and until their respective successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term.

Business Experience of Directors and Executive Officers

     S. Robert Davis was elected a director and Chairman of the Board in March, 1990, and Assistant Secretary in May, 1992. Prior to his election to the Board of Directors, he served as Assistant to the President from January, 1988, to March, 1990, on a part-time basis. Additionally, during the past five years, Mr. Davis has operated several private businesses involving the developing, sale and/or leasing of real estate but devotes substantially all of his business time to the Company.

     Richard A. Stimmel joined the Company as its Secretary and a director in 1981. In September, 1983, he was elected Chairman of the Board and he served in that capacity through March, 1990. In September, 1989, Mr. Stimmel was also elected Treasurer of the Company. In March, 1990, he resigned as Chairman of the Board, and in June, 1990, he was elected as President. In May, 1992, Mr. Stimmel was elected President of School Book Fairs, Inc., a subsidiary of the Company. Additionally, during the past five years, Mr. Stimmel has operated several private businesses involving the developing, sale and/or leasing of real estate but devotes substantially all of his business time to the Company.

     Charles R. Davis became a director of the Company in December, 1983. He was elected as Vice President of the Company in April, 1986, and served as Secretary and Assistant Treasurer of the Company from January, 1984, until April, 1986. In September, 1989, Mr. Davis was again elected Secretary of the Company and, in July, 1991, he was elected Executive Vice President of the Company. In September, 1992, Mr. Davis was elected President of Clyde A. Short Company, Inc., a subsidiary of the Company. Additionally, during the past five years, Mr. Davis has operated several private businesses involving the developing, sale and/or leasing of real estate but devotes substantially all of his business time to the Company.

     John C. Sontheimer was elected Senior Vice President in February, 1993, and has served as the Executive Vice President and General Manager of School Book Fairs since May, 1992. Prior to the Company's acquisition of School Book Fairs in May, 1992, Mr. Sontheimer served as its Vice President - Finance and Operations from January, 1985, through August, 1989, and as its Chief Financial Officer from June, 1991, through May, 1992. From September, 1990, through June, 1991, Mr. Sontheimer served as Senior Vice President of the Lodge Keeper Group, a hospitality business which filed for federal bankruptcy protection in 1991.

    Randall J. Asmo was elected Vice President in September, 1992. Prior to that time, he served as Assistant to the President from February, 1990 to September, 1992. Additionally, since October, 1987, Mr. Asmo has served as Vice President of Mid-States Development Corp., a privately-held real estate development and leasing company, as Vice President of American Home Building Corp., a privately-held real estate development company, and an officer of several other small business enterprises.

    Richard B. Erven has served as Managing Director of School Book Fairs, Ltd., a wholly-owned subsidiary of the Company, since September, 1986. Mr. Erven has also served as Chairman and Managing Director of Nervends, Ltd., a publishing consultant, since September, 1986.

     Juan F. Sotos, M.D. was elected as a director on December 22, 1992. Dr. Sotos has been a Professor of Pediatrics at The Ohio State University College of Medicine since 1962 and also serves as Chief of Endocrinology and Metabolism at Children's Hospital in Columbus, Ohio.

    Robert J. Tierney was elected as a director on October 21, 1992. Dr. Tierney currently serves as the Acting Chairperson of the Ohio State University Department of Education Theory and Practice. Dr. Tierney is also active in education research and has served as a Professor at The Ohio State University since 1984.

     Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     During 1992 and 1993, the Company granted stock options to John C. Sontheimer, Richard B. Erven, and Randall J. Asmo who are officers of the Company and with respect to which reports required under Section 16(a)
were delinquent  or  omitted.   The total options granted aggregated 195,750
shares including the grant of options to purchase 27,000 shares pursuant to the 1993 Incentive Stock Option Plan. Additionally, Mr. John C. Sontheimer purchased approximately 116 common shares pursuant to the employee stock purchase plan.

    Other than the foregoing, and based solely on a review of the copies of such forms furnished to the Company and written copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     Each director who is not an officer of the Company receives a fee of $1,100 for attendance at each Board meeting, a fee of $550 for attendance at each telephonic Board meeting, and a fee of $500 for attendance at each meeting of a Board committee of which he is a member. Directors who are also officers of the Company receive no additional compensation for their services as directors.

     The following table shows, for the fiscal years ended December 31, 1994 and 1993 and the 10 months ended December 31, 1992, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to the Company's President and each of its four other most highly paid executive officers (the "Named Executive Officers") in the principal capacity in which they served:

                           Summary Compensation Table

                                                     Annual          Long-term
                                               Compensation       Compensation

Name and                                       Other Annual  Number of Options
Principal Position    Year     Salary   Bonus  Compensation         Awarded(1)

S. Robert Davis,    12/31/94  $185,000   $0          $0                   0
Chairman            12/31/93  $185,000   $0          $0                   0
                    12/31/92  $142,762   $0          $0              43,750

Richard A. Stimmel, 12/31/94  $160,000   $0          $0                   0
President           12/31/93  $160,000   $0          $0                   0
                    12/31/92  $121,539   $0          $0              43,750

Charles R. Davis,   12/31/94  $140,000   $0          $0                   0
Executive Vice      12/31/93  $140,000   $0          $0                   0
President           12/31/92  $108,846   $0          $0              43,750

John C. Sontheimer, 12/31/94  $150,000   $0       $2,271(3)               0
Senior Vice         12/31/93  $150,000   $0       $4,990(3)          12,000
President (2)       12/31/92  $ 93,750   $0       $2,557(3)         125,000

Richard B. Erven,   12/31/94  $166,378   $0       $5,787(5)               0
Managing Director of12/31/93  $136,963 $22,575    $4,810(5)          36,250
School  Book Fairs, 12/31/92  $ 96,739 $26,550    $4,715(5)               0
Ltd (4)

(I) Stock options previously granted to the Named Executive Officers, bytheir terms, automatically adjust to reflect certain changes in the outstanding Common Shares of the Company, including stock dividends.

(2) Mr. Sontheimer did not render services to the Company prior to May 20, 1992, the date upon which the Company acquired SBF. The compensation payments for 1992 to Mr. Sontheimer reflect the period from May 20, 1992, through December 31, 1992.

(3) Represents, for the years ended December 31, 1994, 1993, and 1992, contributions to Mr. Sontheimer's 401(k) retirement plan in the amount of $2,082, $4,510 and $2,250, respectively, and life insurance premiums paid for the benefit of Mr. Sontheimer in the amounts of $189, $480 and $307, respectively. Two hundred thousand dollars in term life insurance is provided to Mr. Sontheimer as part of the health insurance plan provided to employees of SBF generally.

(4) Mr. Erven did not render services to the Company prior to May 20, 1992, the date upon which the Company acquired School Book Fairs. The amounts shown for Mr. Erven represent the estimated U.S. dollar equivalent of salary and bonus paid or accrued in Pounds Sterling per U.S. Dollar, based upon a weighted average of $1.542, $1.505 and $1.77 for each Pound Sterling for the
years ended December   31,  1994,  1993  and  the  ten  months  ended December
31, 1992, respectively. Conversion fluctuations during the period from May, 1992, through December 31, 1994, ranged from 1.839 to 1.478 Pounds Sterling per U.S. Dollar. The bonus amount paid to Mr. Erven represents a bonus arrangement established for Mr. Erven prior to the Company's acquisition of School Book Fairs, but paid subsequent to such acquisition.

(5) Represents the estimated U.S. Dollar equivalent (based upon a weighted average of $1.542, $1.505 and $1.77 for each Pound Sterling for the years ended December 31, 1994 and 1993, and the ten months ended December 31, 1992, respectively) of contributions to an annuity insurance retirement product purchased for the benefit of Mr. Erven prior to the Company's acquisition of School Book Fairs, the cost of a Company-provided health club membership and the estimated value of the personal use of a Company-provided automobile.

Option Holdings

    None of the Named Executive Officers exercised options during the year ended December 31, 1994. The following table sets forth information with respect to unexercised options held by such officers as of the end of the year:

                             Year End Option Values

                    Number of Unexercised    Value of Unexercised In-the-Money
                     Options at Year End           Options at Year End (1)
                    --------------------------  -----------------------------
Name                Exercisable  Unexercisable  Exercisable  Unexercisable
                    -----------  -------------  -----------  -------------
Richard A. Stimmel  733,307            -        $2,595,444        -
S. Robert Davis     577,057            -         1,995,757        -
Charles R. Davis    581,168            -         2,032,258        -
John C. Sontheimer  127,400          9,600         106,250       $0
Richard B. Erven     32,250          4,000               0        0


(1) The value of unexercised in-the-money options at year end represents the difference between the fair market value of the Common Shares underlying the options on December 31, 1994, and the exercise price of the options.

     On June 11, 1991, prior to the Company's acquisition of School Book Fairs, John C. Sontheimer entered into an Executive Employment Agreement with School Book Fairs. The agreement was for a term of two years and provided for a salary of $125,000 per year, subject to adjustment based upon Mr. Sontheimer's performance or other business reasons. The agreement provided Mr. Sontheimer one year's severance pay if Mr. Sontheimer was not offered continued employment, pursuant to his agreement, following a change in ownership of School Book Fairs. Mr. Sontheimer's agreement was amended on June 11, 1991, to provide Mr. Sontheimer one year's severance pay in the event the agreement was terminated by School Book Fairs without cause. On
May 19, 1992, the Company acquired all of the outstanding stock of School Book Fairs. On June 19, 1992, the Company offered Mr. Sontheimer continued employment under the terms of his agreement, through June 11, 1994, at a salary of $150,000 per year.

     On July 23, 1987, Richard B. Erven entered into a Service Agreement with School Book Fairs, Ltd., a United Kingdom corporation with School Book Fairs. The agreement was for an undetermined period, terminable upon six months notice, and provided for a salary of 52,500 Pounds Sterling per year, which increased at a rate at least equal to the rate of inflation. Mr. Erven's agreement also provided for discretionary bonus payments and salary increases, from time to time. Mr. Erven's agreement does not contain a change-in-control provision.

Compensation Committee Interlocks and Insider Participation

     In  March,  1993, the Board of Directors of the Company appointed  Juan
F. Sotos, M.D. and Robert J. Tierney to serve as the Executive Compensation Committee. Neither Dr. Tierney nor Dr. Sotos serve or have served as an employee of the Company or any of its subsidiaries. In May 1994, the Company appointed Richard A. Stimmel, the Company's President, to serve on the Executive Compensation Committee along with Drs. Tierney and Sotos. None of such persons serves on the Board of Directors of any other public company.


ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of March 7, 1995, with respect to the beneficial ownership of shares of the Company's common stock by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, by each director, by the President and each of the Company's four other most highly paid executive officers serving as of December 31, 1994, and by all directors and executive officers of the Company as a group:

                                    Amount and Nature
                                      of Beneficial          Percent
Name and Address                       Ownership(1)         of Class(2)

S. Robert Davis                       1,271,572 (3)           23.70%
801 94th Avenue North
St. Petersburg, Florida 33702

Richard A. Stimmel                      870,736 (4)           15.77%
801 94th Avenue North
St. Petersburg, Florida 33701

Charles R. Davis                        672,351 (5)           12.52%
801 94th Avenue North
St. Petersburg, Florida 33702

American Home Building Corporation      164,062 (6)            3.43%
5720 Avery Road
Amlin, OH 43002

First Union National Bank of Florida    250,000 (7)            4.96%
100 South Ashley Drive
Tampa, Florida 33602

Richard B. Erven                         76,000                1.58%
5 Air Speed Road
Priory Industrial Park
Christchurch, Dorset BH23 4HD

John C. Sontheimer                      127,516 (8)            2.59%
801 94th Avenue North
St. Petersburg, Florida 33702

Juan F. Sotos, M.D.                      57,812                1.21%
4400 Squirrel Bend
Columbus, Ohio 43220

Robert J. Tierney                         2,760                0.06%
4805 Olentengy Blvd.
Columbus, OH 43214

Carret and  Company, Inc.               423,500                8.84%
560 Lexington Ave.
New York, NY 10022

All executive officers and directors
 as a group (8 persons)               3,280,434 (9)           47.75%

(1)  Represents sole voting and investment power unless otherwise indicated.

(2) Based on 4,789,208 shares of common stock outstanding as of March 7, 1995, plus, as to each person listed, . that portion of the 2,828,333 unissued shares of common stock subject to outstanding options and warrants which may be exercised by such person, and as to all officers and directors as a group, unissued shares of common stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options.

(3) Includes 6,000 shares owned by Mr. Davis' wife as to which Mr. Davis disclaims beneficial ownership and includes 577,057 unissued Common Shares as to which Mr. Davis has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days. Does not include Common Shares owned by American Home Building Corporation as to which Mr. Davis could be deemed to have beneficial ownership.

(4) Includes 1,952 shares held jointly by Mr. Stimmel and his wife, as to which Mr. Stimmel exercises shared voting and investment power, and 733,307 unissued Common Shares as to which Mr. Stimmel has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days. Does not include Common Shares owned by American Home Building Corporation as to which Mr. Stimmel could be deemed to have beneficial ownership.

(5) Includes 781 shares owned by Mr. Davis' wife and 3,874 shares owned by Mr. Davis' children as to which Mr. Davis disclaims beneficial ownership and includes 581,168 unissued Common Shares as to which Mr. Davis has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days. Does not include Common Shares owned by American Home Building Corporation as to which Mr. Davis could be deemed to have beneficial ownership.

(6) American Home Building Corporation is a private corporation owned equally by S. Robert Davis, Charles R. Davis, and Richard A. Stimmel. Therefore, 54,687 of the 164,062 Common Shares owned by American Home Building Corporation could be attributed to each of Messrs. Davis, Davis, and Stimmel. Accordingly, S. Robert Davis could be deemed the beneficial owner of 1,326,259 Common Shares, constituting 24.71% of the class; Charles R. Davis could be deemed the beneficial owner of 727,038 Common Shares, constituting 13.54% of the class; and Richard A. Stimmel could be deemed the beneficial owner of 925,423 Common Shares, constituting 16.76% of the class.

(7) On May 19, 1992, the Company granted warrants to First Union National Bank of Florida as part of a debt restructure in furtherance of the purchase of School Book Fairs and its affiliated entities.

(8) Includes 127,400 unissued Common Shares as to which Mr. Sontheimer has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

(9) The number of shares of common stock beneficially owned by all officers and directors as a group includes 2,081,307 unissued shares of common stock as to which they have the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days, 1,952 shares of common stock held jointly by Mr. Stimmel and Mr. Stimmel's wife, 4,655 shares of common stock owned by Mr. Charles Davis' wife and children as to which Mr. Davis disclaims any beneficial ownership, and 6,000 shares of common stock owned by Mrs. S. Robert Davis as to which Mr. Davis disclaims any beneficial ownership. This number also includes 7,500 shares owned and 30,125 unissued shares of common stock as to which Randall J. Asmo, an officer of the Company, has the right to acquire beneficial ownership upon exercise of stock options within the next 60 days; 57,812 shares owned by Dr. Juan Sotos, a Director of the Company; 2,760 shares owned by Dr. Tierney, a Director of the Company; 164,062 shares of common stock held by American Home Building Corporation, to which Messrs. Davis, Davis, and Stimmel could be deemed to have beneficial ownership; 116 shares owned and 127,400 unissued shares of common stock as to which John C. Sontheimer, an officer of the Company, has the right to acquire beneficial ownership upon exercise of stock options within the next 60 days; and 43,750 shares owned and 32,250 unissued shares of common stock as to which Richard B. Erven, a "named executive officer", has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements:

             Incorporated by reference to List of Financial Statements and Financial Statement Schedules following "Signatures."

     2.   Financial Statement Schedules:

            Incorporated by reference to List of Financial Statements and Financial Statement Schedules following "Signatures."

     3.  Exhibits:

               Incorporated by reference to Exhibit Index immediately following Financial Statement Schedules.

(b) Reports on Form 8-K filed by the Registrant during the quarter ended December 31, 1994.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PAGES, INC.
                                   (Registrant)

Dated: February 22, 1996      By: /s/Richard A. Stimmel
       ------------------         ---------------------
                                  Richard A. Stimmel
                                  Principal Accounting and
                                  Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated: February 22, 1996      By: /s/S. Robert Davis
       ------------------         ---------------------
                                  S. Robert Davis
                                  Chairman of the Board and
                                  Director


Dated: February 22, 1996      By: /s/Richard A. Stimmel
       ------------------         ---------------------
                                  Richard A. Stimmel
                                  President, Treasurer, and
                                  Director


Dated: February 22, 1996      By: /s/Charles R. Davis
       ------------------         ---------------------
                                  Charles R. Davis
                                  Executive Vice President
                                  and Director



     ANNUAL REPORT ON FORM 10-K/A

     YEAR ENDED DECEMBER 31, 1994

     PAGES, INC. AND SUBSIDIARIES

     ST. PETERSBURG, FLORIDA

     FORM 10-K/A--ITEM 8, ITEM 14(a)(1), (2) AND (d)

     LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of PAGES, Inc. and Subsidiaries are included in Item 8:

Independent Auditors' Report

     Deloitte & Touche LLP - for the year ended December 31, 1994.

     Hausser + Taylor and Arthur Andersen - for the year ended December 31, 1993 and the ten months ended December 31, 1992.

Consolidated statements of operations--
     Years ended December 31, 1994 and 1993 and ten months ended December 31, 1992.

Consolidated balance sheets--
     December 31, 1994 and December 31, 1993

Consolidated statements of cash flows--
     Years ended December 31, 1994 and 1993, and ten months ended December 31, 1992.

Consolidated statements of stockholders' equity--
     Years ended December 31, 1994 and 1993 and ten months ended December 31, 1992.

Notes to the consolidated financial statements--
     Years ended December 31, 1994 and 1993 and ten months ended December 31, 1992.

The following consolidated financial statement schedule of PAGES, Inc. and Subsidiaries is included in Item 14(d):

     Schedule II--Valuation and qualifying accounts

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.




INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of PAGES, Inc.
St. Petersburg, Florida

We have audited the accompanying consolidated balance sheet of PAGES, Inc. and subsidiaries (the "Company") as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the information included in the consolidated financial statement schedule listed in the index at Item 14(d) as of and for the period ended December 31, 1994. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit. The Company's consolidated financial statements and consolidated financial statement schedule for the year ended December 31, 1993 and the period May 20, 1992 through December 31, 1992 was audited by other auditors whose reports thereon dated March 25, 1994 and March 23, 1994, with respect to the December 31, 1993 financial statements and for the period May 20, 1992 through December 31, 1992, expressed unqualified opinions on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule as of and for the year ended December 31, 1994, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

As discussed in Note 12 to the consolidated financial statements, the Company has been informed by the Internal Revenue Service of proposed adjustments for additional income taxes which exceed the Company's estimate. During 1993, the Company recorded a $2 million liability as its best estimate of amounts owed relating to these proposed adjustments and intends to vigorously defend the correctness of this amount. However, the ultimate amount of this matter cannot presently be determined. Accordingly, no additional provision for income taxes related to this matter has been recorded in the accompanying 1994 consolidated financial statements.



/s/  Deloitte & Touche LLP
     ---------------------
     Tampa, Florida
     March 29, 1995






                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
Pages, Inc.

     We have audited the accompanying consolidated balance sheets of Pages, Inc. and Subsidiaries, as of December 31, 1993, and the related consolidated statements of operations, shareholders', equity and cash flows for the year ended December 31, 1993 and the ten months ended December 31, 1992 and the financial statement schedules as listed in Item 14 (a)(1) and (2) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the combined financial statements of Great British Book Fairs, Inc. and School Book Fairs Limited, wholly-owned subsidiaries, as of December 31, 1993, and for the year ended December 31, 1993, and period May 20, 1992 through December 31, 1992, which statements reflect total assets constituting 15.8% of the related consolidated total and revenues of 15.6% and 19.3%, respectively, of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Great British Book Fairs, Inc. and School Book Fairs Limited, is based solely on the report of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pages, Inc. and Subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for year ended December 31, 1993 and the ten months ended December 31, 1992, in conformity with generally accepted accounting principles. In addition, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly the information required to be included therein.


/s/ Hausser + Taylor
    ----------------
    HAUSSER + TAYLOR

    Columbus, Ohio
    March 25, 1994





Auditors' Report



To the Shareholders of Great British Book Fairs Inc. and School Book Fairs
Limited:

We have audited the accompanying combined balance sheets of Great British Book Fairs Inc. and School Book Fairs Limited at 31 December 1993 and the related combined statements of operations, owners' equity and cash flows for the year ended 31 December 1993 and the period from 20 May 1992 to 31 December 1992. These combined financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great British Book Fairs Inc. and School Book Fairs Limited at 31 December 1993 and the results of their operations and their cash flows for the year ended 31 December 1993 and the period from 20 May 1992 to 31 December 1992 in conformity with generally accepted accounting principles.


/s/ Arthur Andersen
    ---------------
    Arthur Andersen
    Chartered Accountants and Registered Auditors

    1 Surrey Street
    London
    WC2R 2PS

    23 March 1994



                      PAGES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
             For the years ended December 31, 1994 and 1993 and the ten months ended December 31, 1992.

                                   -----------------------------------------
                                   Twelve Months Twelve Months    Ten Months
                                           Ended         Ended         Ended
                                     December 31,  December 31,  December 31,
                                            1994          1993          1992
                                     -----------   -----------   -----------

Revenues                             $79,068,129   $76,562,664   $44,506,901
                                     -----------   -----------   -----------
Costs and Expenses:
 Cost of goods sold                   46,846,997    46,335,950    26,442,661
 Selling, general and administrative  29,805,357    26,062,298    15,967,028
 Interest                              1,704,897     1,280,761       864,027
 Depreciation and amortization         1,421,814     1,309,458       850,452
 Foreign exchange                        (69,804)       (4,323)       84,830
                                     -----------   -----------   -----------
                                      79,709,261    74,984,144    44,208,998
                                     -----------   -----------   -----------


Income/(loss) before income taxes       (641,132)    1,578,520       297,903

(Provision) benefit for income taxes     168,700      (568,000)      699,900
                                     -----------   -----------   -----------

NET INCOME/(LOSS)                    $  (472,432)  $ 1,010,520     $ 997,803
                                     -----------   -----------   -----------

Income/(loss) per common share       $     (0.12)       $ 0.18        $ 0.19
                                     -----------   -----------   -----------

Weighted average common and
  common equivalent shares             4,055,000     5,757,000     5,546,000
                                     -----------   -----------   -----------


                     The accompanying notes are an integral
              part of the consolidated financial statements



                     PAGES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                      December 31, 1994 and 1993


             ASSETS                                     1994           1993
                                                  -----------   -----------

Current Assets:
   Cash                                             $ 671,602     $ 299,717
   Accounts receivable, net of allowance for
    doubtful accounts of $168,000 and $45,028,
    respectively                                   13,965,086    11,376,688
   Inventory                                       33,014,774    24,918,624
   Prepaid expenses                                 3,394,212     2,260,848
   Deferred income taxes                            1,966,200     1,782,700
                                                  -----------   -----------
            Total current assets                   53,011,874    40,638,577

Property and equipment:
   Buildings                                        3,313,721     3,320,093
   Equipment                                        5,696,782     4,780,560
                                                  -----------   -----------
                                                    9,010,503     8,100,653
   Less accumulated depreciation                   (3,014,424)   (1,765,395)
                                                  -----------   -----------
                                                    5,996,079     6,335,258
   Land                                               216,468       416,468
                                                  -----------   -----------
             Total property and equipment           6,212,547     6,751,726
                                                  -----------   -----------
Other assets:
   Assets held for disposition, net of allowance
    of $270,838 and $398,983, respectively          1,195,520     1,067,375
   Cost in excess of net assets acquired, net of
    accumulated amortization of  $312,345 and
    $189,147, respectively                          5,903,553     3,826,520
   Deferred income taxes                              153,200       156,000
   Other                                            1,257,872     1,320,513
                                                  -----------   -----------
                                                    8,510,145     6,370,480
                                                  -----------   -----------
TOTAL ASSETS                                      $67,734,566   $53,760,711







                The accompanying notes are an integral
            part of the consolidated financial statements


                     PAGES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                      December 31, 1994 and 1993

   LIABILITIES AND STOCKHOLDERS' EQUITY                  1994          1993

                                                  -----------   -----------

Current Liabilities:
  Accounts payable                                $10,887,683   $ 9,621,735
  Short-term debt obligations                      16,090,039     8,398,847
  Accrued liabilities                               2,678,058     3,130,218
  Accrued tax liabilities                           3,248,821     3,142,742
  Deferred revenue                                  6,139,486     3,470,696
  Current maturities on long-term debt
   obligations                                        144,035     2,767,233
  Current maturities on capitalized lease
   obligations                                         26,468        52,611
                                                  -----------   -----------

     Total current liabilities                     39,214,590    30,584,082
                                                  -----------   -----------

Long-term obligations                               8,927,312    10,362,317
                                                  -----------   -----------
  Committments and contingencies

Stockholders' Equity:
  Preferred shares: $.01 par value; authorized
    300,000 shares; none issued and outstanding
  Common shares: $.01 par value; authorized
    20,000,000 shares; issued 5,087,921
    shares and 3,829,546 shares, respectively          50,879        38,295
  Capital in excess of par value                   22,489,048    15,296,093
  Foreign currency translation, net of tax           (400,295)     (445,540)
  Accumulated deficit                              (2,305,845)   (1,833,413)
                                                  -----------   -----------
                                                   19,833,787    13,055,435

  Less 298,713 shares of common stock in
   treasury, at cost                                 (241,123)     (241,123)
                                                  -----------   -----------

    Total stockholders' equity                     19,592,664    12,814,312
                                                  -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $67,734,566   $53,760,711





                     The accompanying notes are an integral
            part of the consolidated financial statements


                     PAGES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the years ended December 31, 1994 and 1993 and
               the ten months ended December 31, 1992.

                                   -----------------------------------------
                                   Twelve Months Twelve Months    Ten Months
                                           Ended         Ended         Ended
                                     December 31,  December 31,  December 31,
                                            1994          1993          1992
                                     -----------   -----------   -----------
Cash flows from operating activities:
  Net (loss)/income                  $  (472,432)  $ 1,010,520   $   997,803
                                     -----------   -----------   -----------
  Adjustments to reconcile net
   (loss)/ income to cash provided
   by operating activities:
  Depreciation and amortization        1,421,814     1,309,458       850,452
  Deferred income taxes                 (168,700)      550,000      (699,900)
  Foreign exchange                       (69,804)       (4,323)       84,830
  Gain on sale of property and
   equipment                                 194        (4,728)      (50,103)

Changes in assets and liabilities net
 of effects of acquisitions by
 children's literature segment (1994
 and 1993 and acquisition of School
 Book Fairs, Inc. and affiliates (1992):
Increase in assets:
Accounts receivable                   (1,793,672)   (2,341,905)   (2,750,148)
Inventory                             (6,846,635)   (3,761,611)   (7,445,928)
Prepaid expenses and other assets     (1,024,307)     (330,635)     (561,557)
Increase (decrease) in liabilities:
Accounts payable and accrued
 liabilities                             686,620    (1,505,424)    3,619,851
Deferred revenue                       1,530,046       774,141       151,653
                                     -----------   -----------   -----------
Total adjustments                     (6,264,444)   (5,315,027)   (6,800,850)
                                     -----------   -----------   -----------
Net cash used in operating activities (6,736,876)   (4,304,507)   (5,803,047)
                                     -----------   -----------   -----------
Cash flows from investing activities:
Proceeds from assets held for
 disposition                                                          55,412
Payments for purchases of property
 and equipment                          (854,396)   (1,363,276)     (384,872)
Proceeds from sale of property and
 equipment                               266,282        65,818        42,850
Payment for acquisition of School Book
 Fairs, Inc. and affiliates, net of
 cash acquired and issuance of
 common stock                                                     (6,308,040)
Payment for acquisitions by children's
 literature segment, net of cash and debt
 acquired and stock issued            (2,720,000)     (557,596)
                                     -----------   -----------   -----------
Cash used in investing activities     (3,308,114)   (1,855,054)   (6,594,650)
                                     -----------   -----------   -----------

Cash flows from financing activities:
Proceeds from issuance of stock,
 net of expense                        7,205,539     2,139,718
Proceeds from debt obligations        58,282,852    37,454,680    30,439,854
Principal payments on debt and
 lease obligations                   (54,946,414)  (33,900,704)  (17,480,279)
                                     -----------   -----------   -----------
Cash provided by financing
 activities                           10,541,977     5,693,694    12,959,575
                                     -----------   -----------   -----------
Effect of exchange rate changes
 on cash                                (125,102)      (63,758)       89,317
                                     -----------   -----------   -----------

Increase (decrease) in cash              371,885      (529,625)      651,195
Cash, beginning of period                299,717       829,342       178,147
                                     -----------   -----------   -----------
Cash, end of period                  $   671,602   $   299,717   $   829,342
                                     -----------   -----------   -----------

                The accompanying notes are an integral
            part of the consolidated financial statements


                          PAGES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the years ended December 31, 1994 and 1993 and
                     the ten months ended December 31, 1992

                                                                 Capital in       Foreign
                                                       Common     Excess of      Currency   Accumulated      Treasury
                                         Shares         Stock     Par Value   Translation       Deficit         Stock        Total
                                     ----------   -----------   -----------   -----------   -----------   -----------   ----------
Balance February 29, 1992             3,415,376   $    34,153   $11,851,668   $             $(3,841,736)  $  (241,123) $ 7,802,962

Ten months ended December 31, 1992:
 Issuance of common shares
  in connection with acquisitions        43,750           438       270,812                                                271,250
 Foreign Currency Translation                                                    (337,560)                                (337,560)
 Net income                                                                                     997,803                    997,803
                                     ----------   -----------   -----------   -----------   -----------   -----------   ----------
Balance December 31, 1992             3,459,126        34,591    12,122,480      (337,560)   (2,843,933)     (241,123)   8,734,455

Year ended December 31, 1993:
 Issuance of common shares
  in connection with acquisitions       109,243         1,092     1,036,445                                              1,037,537
 Exercise of employee stock options       1,000            10         3,265                                                  3,275
 Private placement issuance of
  common shares, net of expenses
  of $75,000                            260,177         2,602     2,133,903                                              2,136,505
 Foreign Currency Translation                                                    (107,980)                                (107,980)
 Net income                                                                                   1,010,520                  1,010,520
                                     ----------   -----------   -----------   -----------   -----------   -----------   ----------
 Balance December 31, 1993            3,829,546        38,295    15,296,093      (445,540)   (1,833,413)     (241,123)  12,814,312

Year ended December 31, 1994:
 Exercise of employee stock options         375             4           296                                                    300
 Issuance of common stock through
  public offering, net of expenses
  of $671,099                         1,258,000        12,580     7,192,659                                              7,205,239
 Foreign Currency Translation                                                      45,245                                   45,245
 Net loss                                                                                      (472,432)                  (472,432)
                                     ----------   -----------   -----------   -----------   -----------   -----------   ----------
Balance December 31, 1994             5,087,921      $ 50,879   $22,489,048     $(400,295)  $(2,305,845)  $  (241,123) $19,592,664

                     The accompanying notes are an integral
                  part of the consolidated financial statements


                  PAGES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

      The  consolidated financial statements include the accounts of PAGES,
Inc. and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions, collectively referred to as "the
Company."   The Company has operations in the United States, Canada, Ireland, and the United Kingdom. There are no material differences in the accounting principles used in the preparation of the consolidated financial statements for the locations in which the Company operates. The Company's children's literature business segment is operated principally through School Book Fairs, Inc. and related entities ("SBF") and the Company's incentive/recognition awards business segment is operated through Clyde A. Short Company, Inc. ("CAS")

Financial Statement Presentation

     The Company changed its year end from the last day in February to December 31, effective December 31, 1992. Accordingly, the accompanying consolidated financial statements include the consolidated balance sheets of the Company as of December 31, 1994 and 1993 and the consolidated statements of operations for the years ended December 31, 1994 and 1993 and the ten months ended December 31, 1992.

      On May 19, 1992, PAGES, Inc. purchased all of the outstanding stock of
SBF headquartered  in  St.  Petersburg,  Florida.   The  aggregate cost   of
this transaction including major debt refinancing of SBF, approximated $8,841,000 (see Note 7). The transaction was accounted for as a purchase The net assets relating to the acquisition have been included in the accompanying consolidated balance sheets at December 31, 1994 and 1993. The consolidated statements of operations include the results of operations of SBF from May 20, 1992 through December 31, 1994.

Revenue Recognition

      Revenues from the sale of children's literature and incentive awards are recognized upon shipment and delivery of the related merchandise. Revenues from services are insignificant. The Company provides for estimated returns from the sale of children's literature when those products are shipped.
Returns from the sales of incentive awards and from services are insignificant.

Accounts Receivable

      The Company sells its products to numerous commercial and industrial customers, as well as to schools and school organizations across the United States, Canada, the United Kingdom and Ireland. The accounts receivable are well diversified and are expected to be repaid in the normal course of business.

Inventory

      Inventory consists of finished goods which are comprised of books and general retail merchandise. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method. Internal and external production costs (which include costs for design, art, editorial services and color separations in the publishing of finished goods inventory) are expensed as incurred.

Prepaid Expenses

      Prepaid expenses at December 31, 1994 and 1993, reflect approximately $2,340,000 and $1,483,000, respectively, of prepaid selling costs that include employee costs and incentive payments to distributors and salespeople for the scheduling of future sales events and sales of incentive
and recognition awards programs.   Such  costs are directly attributable to
obtaining specific future commitments to hold a selling event and are expensed in the year the related sales occur.

Buildings  and Equipment

      Buildings and equipment are recorded at cost and depreciated over their estimated useful life on the straight-line method. Estimated useful lives range from three to thirty-one years. Major repairs and betterments are capitalized; minor repairs are expensed as incurred. Depreciation expense for the year ended December 31, 1994 and 1993 and the ten months ended
December 31,  1992 and totaled, $1,198,602, $1,180,396, and $821,984, respectively.

Assets Held For Disposition

      Assets held for disposition are principally non-performing real estate acquired in connection with the SBF acquisition and have been reduced by an allowance for estimated losses on disposition reducing the net carrying values to their estimated net realizable values.

Cost In Excess of Net Assets Acquired and Other Assets

      Cost in excess of net assets acquired are amortized on a straight line basis over 40 years. Management periodically evaluates its accounting for cost in excess of net assets acquired by considering such factors as historical performance, current operating results and future operating
income.   At each balance  sheet  date, the Company evaluates the
realizability of goodwill based upon expectation of nondiscounted cash flows and operating income for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 1994. Based on this periodic review, management believes that the carrying value of cost in excess of net assets acquired is reasonable and the amortization period is appropriate. Amortization expense on cost in excess of net assets acquired for the year ended December 31, 1994 and 1993 and the ten months ended December 31, 1992 and totaled $123,198, $92,355, and $28,468 respectively.

      Other assets include payments for covenants not to compete, cash surrender value of life insurance and deferred loan costs. The covenants not to compete and deferred loan costs are amortized using the straight line method over the terms of the related contracts. Amortization expense totaled $100,014, $36,707 and $0 for the year ended December 31, 1994 and 1993 and the ten months ended December 31, 1992 respectively.

Deferred Revenue

      Deferred revenue represents customer prepayments for goods and services that the Company will deliver in the future. Upon delivery of such goods and services, deferred revenues are recognized as revenues.

Foreign Currency Translation

      The international organizations' transactions are recorded in their functional currency. Balance sheet accounts are translated at the year end exchange rate and the cumulative translation adjustment is included as a separate component of shareholders' equity. Statements of operations amounts are translated at the average monthly exchange rate. The gain or loss on foreign exchange reflected in the statement of operations relates to realized and unrealized gains on transactions and current account balances between domestic and international operations.

Profit Sharing Plans

      The Company has two noncontributory profit sharing retirement plans (the "Plans"), covering a significant number of employees for which accrued
costs are funded.   Company contributions to the Plans are discretionary.  The
Company's contributions to both plans approximated $44,000, $81,000 and $76,000 for the year ended December 31, 1994 and 1993 and the ten months ended December 31, 1992, respectively.

Per Share Data

      Per share amounts have been computed based on the weighted average number of common and common share equivalents outstanding during the period (adjusted for the April 1990 and August 1993 five for four stock splits) using the treasury stock method.

2.  STOCK OPTIONS AND WARRANTS

      At December 31, 1994, 122,450 common shares of the Company were reserved for issuance under the incentive stock option plan. 2,666,821 shares were reserved under non-statutory stock options and 250,000 shares were reserved under outstanding warrants.

     Information for the stock options is summarized as follows:


                                     December 31,  December 31,  December 31,
                                            1994          1993          1992
                                     -----------   -----------   -----------


Incentive Stock Option Plans
----------------------------
Outstanding, beginning of period         139,825           375           375
Granted                                     None       139,450          None
Canceled                                 (17,000)         None          None
Exercised                                   (375)         None          None
                                        --------     ---------       -------
Outstanding, end of period               122,450       139,825           375

Exercise price range of
 options outstanding                      $10.88         $0.80         $0.80
                                                           to
                                                        $10.88
Exercise price range of options
 exercised during the period               $0.80          None          None


Non-Statutory Stock Options
---------------------------
Outstanding, beginning of period       2,639,132     2,960,845     2,530,281
Granted                                   66,064       189,662       485,000
Canceled                                 (38,375)     (510,375)      (54,436)
Exercised                                   None        (1,000)         None
                                      ----------    ----------    ----------
Outstanding, end of period             2,666,821     2,639,132     2,960,845

Exercise price range of
 options outstanding                       $0.80         $0.80         $0.80
                                             to            to            to
                                          $11.75        $11.25         $5.75
Exercise price range of options
 exercised during the period                None         $3.20          None
                                                           to
                                                         $3.40


     The Incentive Stock Options are exercisable at the fair market value on the date of grant, and were granted from shares available for issuance from the Company's 1993 Incentive Stock Option Plan. The options outstanding at December 31, 1994 are exercisable through November 18, 1999.

      The non-statutory options are exercisable at the fair market value on the date of grant. The non-statutory options outstanding at December 31, 1994, are all presently exercisable and expire at various dates through February 2000.

     Warrants to purchase 250,000 shares of PAGES, Inc. common stock were issued in May 1992 as part of the acquisition of SBF. The warrants were issued to the SBF primary lender. The warrants are exercisable for five years from date of issuance at $3.90 per share, market value of the common stock at date of issuance of the warrants.

     A summary of options and warrants outstanding at December 31, 1994 is as follows:

    Date                                                          Proceeds
    Granted or                Shares      Shares  Exercise      To Company
    Issued                  Reserved Exercisable     Price   Upon Exercise
    ---------------         -------- -----------  --------   -------------
Incentive Stock Options:

1993 Plan:
    November 18, 1993        122,450      24,490    $10.88   $1,332,256.00
                           ---------   ---------             -------------
Non-Statutory
Stock Options:
    July 19, 1985            243,423     243,423      0.88      214,212.24
    March 31, 1986           281,250     281,250      0.88      247,500.00
    September 14, 1987       210,938     210,938      0.80      168,750.40
    October 9, 1989          399,673     399,673      1.20      479,607.60
    February 6, 1990         640,625     640,625      1.12      717,500.00
    February 28, 1990        210,938     210,938      1.68      354,375.84
    August 27, 1990           20,500      20,500      3.40       69,700.00
    May 19, 1992             266,250     266,250      3.90    1,038,375.00
    June 2, 1992             131,250     131,250      4.20      551,250.00
    June 15, 1992             50,000      50,000      4.50      225,000.00
    August 31, 1992           12,500      12,500      5.30       66,250.00
    March 25, 1993            31,250      31,250      6.10      190,625.00
    March 26, 1993             3,125       3,125      6.10       19,062.50
    April 1, 1993             90,910      90,910      6.60      600,006.00
    April 30,1993              3,125       3,125      7.20       22,500.00
    November 22, 1993          5,000       5,000     11.25       56,250.00
    January 1, 1994           15,000      15,000     10.50      157,500.00
    March 9, 1994             51,064      51,064     11.75      600,002.00
                           ---------   ---------              ------------
                           2,666,821   2,666,821              5,778,466.58

Warrants: May 19, 1992       250,000     250,000    $ 3.90      975,000.00
                           ---------   ---------              ------------
Total                      3,039,271   2,941,311             $8,085,722.58

      As of December 31, 1994 the Company is obligated to issue $600,000 worth of stock options prior to May 31, 1995 to the prior owner of School Book Fairs. The option will be granted with an exercise price at the mean between the bid and the ask price of the Company's
      stock on the day of grant.   The option granted  February 28, 1990 for
      210,938 shares expired February 28, 1995 within the terms of the agreement.

3.  STOCK SPLITS

       On August 31, 1993, the Company declared a stock split effected in the form of a 5 for 4 stock dividend payable October 15, 1993, to
stockholders of record  on  October  15,  1993.   Accordingly,  the  average
number of shares outstanding, per share amounts and stock option data have been restated for periods prior to the split. As a result of the split, 691,825 additional shares were issued, capital in excess of par value was
reduced  by $6,919,  and the consolidated   financial   statements  for  all
years presented have   been retroactively adjusted for the stock split.  For
every four common shares held by a stockholder of record, that stockholder received an additional common share on October 15, 1993. There was no distribution or cash payment relating to fractional shares.

4.  DEBT OBLIGATIONS

      Short term debt obligations consisted of the following:


                                                         1994           1993
                                                         ----           ----
Line of credit with interest at prime plus
 1/2 percent; interest payable monthly,
 maturing on June 1, 1995 and 1994, respectively
 collateralized by substantially all
 assets of the Company ($111,739 available at
 December 31, 1994)                                $5,888,261     $6,000,000

Line of credit with interest at prime plus
 1/2 percent; interest payable monthly,
 maturing on June 1, 1995 collaterized by
 substantially all assets of the Company
 ($1,258,452 available at December 31, 1994)        5,741,548              -

United Kingdom $2,741,375 line of credit
 with interest at base plus 2 percent
 (8 1/4% at December 31, 1994),payable on
 demand, collateralized by substantially all
 assets of the United Kingdom operations
 ($781,145 available at December 31, 1994)          1,960,230      1,653,309

Note with interest at prime plus 1/2 percent;
 interest payable monthly; repaid on
 September 15, 1994                                         -        745,538

Note with interest of prime plus 1 percent;
 interest payable monthly, maturing June 30, 1995   2,500,000              -
                                                  -----------    -----------
                                                  $16,090,039    $ 8,398,847

Long-term debt obligations consisted of the following:

                                                         1994           1993
                                                         ----           ----

Revolving loan payable with interest at prime
 plus 1/2 percent; interest payable monthly,
 maturing on June 1, 1996; collateralized by
 substantially all assets of  the Company
 ($1,923,217 unused at December 31, 1994)         $ 7,576,783     $        -


Revolving loan payable with interest at prime
 plus 1 percent; interest payable monthly,
 maturing on August 3, 1994; collateralized by
 substantially all assets of the Company                    -     11,659,201


Mortgage payable with interest at prime plus
 1 1/4 percent; principal and interest payable in
 monthly installments of $11,280, maturing on
 March 1, 2008, collateralized by office and
 warehouse facility                                   781,131        849,928

Second mortgage note payable with interest at
 12.825 percent; principal and interest payable
 in monthly installments of $5,313, maturing on
 November 1, 2008, collateralized by office and
 warehouse faclity                                    427,665        438,797

Promissory note payable with interest at 10
 percent, payable in five annual installments
 due through April 29, 1998                            98,508        118,750

Promissory note payable with interest at 7
 percent payable quarterly through August 16, 1997    138,658              -
                                                   ----------     ----------

Total long-term debt obligations                    9,022,745     13,066,676

Less - current maturities                             144,035      2,767,233
                                                   ----------     ----------
Long-term portion                                 $ 8,878,710    $10,299,443

The prime interest rate at December 31, 1994 and 1993, was 8 1/2 percent and 6 percent respectively.

Future maturities on long-term debt as of December 31, 1994 and during the next five years and thereafter are as follows:

     1995              $  144,035
     1996               7,733,928
     1997                 157,529
     1998                 128,848
     1999                 112,115
     Thereafter           746,290
                      -----------
                      $ 9,022,745
                      -----------

      The maximum line amount on the revolving loan and short-term credit are calculated, in part, based on the Company's eligible borrowing base that includes inventory and other eligible accounts. In addition to the limitations on borrowings imposed by the eligible borrowing base, the loan contains maximum allowable principal balances that vary during the period of the loan. The revolving loan and short-term credit agreements contain certain restrictive provisions including, among others, limitation on dividends paid on common stock to $100,000 annually and certain other restrictions on actions which require lender pre-approval.

5.  LEASE OBLIGATIONS

      The  Company  is  obligated under various noncancelable operating  and
capital leases.   Operating  leases  are  principally for office  and warehouse facilities, equipment and vehicles. Rent expense under operating leases amounted to $1,523,935 for the year ended December 31, 1994, $1,372,742 for the year ended December 31, 1993 and $839,454 for the ten months ended December 31, 1992. Future minimum lease payments under leases are as follows:

Year Ended
December 31,                            Capital        Operating
------------                        -----------      -----------
1995                                  $  32,880       $1,277,954
1996                                     25,193        1,252,145
1997                                     16,565          780,340
1998                                     11,281          272,080
1999                                      1,506          207,881
Thereafter                                  -          1,491,198
                                    -----------      -----------
                                         87,425       $5,281,598

Less - amounts representing
 interest and executory costs           (12,355)

Less - current installments,
 capital lease obligations              (26,468)
                                    -----------
Long-term lease obligations            $ 48,602
                                    -----------
The property and equipment under capital leases, primarily consisting of computer, telephone, office and warehouse equipment, automobiles and cases are recorded at December 31, 1994 as follows:

Property and equipment               $  210,651
Less - accumulated depreciation         (53,126)
                                    -----------
                                     $  157,525
                                    -----------

6.  INCOME TAXES

     The Company is required to use Statement of Financial Accounting
Standards, No.  109  --  Accounting for Income Taxes ("SFAS 109").   Under
SFAS 109, the liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when
the differences are expected  to reverse.   Under  SFAS 109, if on the basis
of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced
by a  valuation allowance.   Based on available evidence, a valuation
allowance has been established for an amount of the asset more likely than not, not to be recognized.

      Temporary differences between income for financial reporting purposes and tax reporting purposes relate primarily to accounting methods for doubtful accounts, inventory costs, accrued and prepaid expenses and reserves, and depreciation and amortization expense.

For the periods presented, the provision for income taxes consisted of the following:

                                     December 31,  December 31,  December 31,
                                            1994          1993          1992
                                     -----------   -----------   -----------
Current
   Federal                              $      -      $      -      $      -
   State and local                                      18,000
                                     -----------   -----------   -----------
Net current                                             18,000


Deferred
    Federal                              (76,300)      550,000       105,500
    State and local                      (92,400)
 Utilization of net operating losses                                   7,000

    Adjustment to valuation allowance                               (812,400)
                                     -----------   -----------   -----------
Net deferred provision (benefit)        (168,700)      550,000      (699,900)
                                     -----------   -----------   -----------
Net provision (benefit) for taxes     $ (168,700)   $  568,000    $ (699,900)
                                     -----------   -----------   -----------


A reconciliation of the effective tax rates with the federal statutory tax rate is as follows:

                                     December 31,  December 31,  December 31,
                                            1994          1993          1992
                                     -----------   -----------   -----------

Expected tax expense (Benefit)       $  (218,000)  $   537,000   $   101,000

United Kingdom operations                 95,300             -             -
Goodwill amortization                     29,000        29,000        12,000
State taxes net of federal benefit       (92,400)       18,000             -
Reversal of  valuation allowance               -             -      (812,400)
Other                                     17,400       (16,000)         (500)
                                     -----------   -----------   ------------
Total provision (benefit) for
 income taxes                        $  (168,700)  $   568,000   $  (699,900)

The components of net deferred tax assets as of December 31, 1994 and 1993, are as follows:

                                                   December 31,  December 31,
                                                          1994          1993
                                                   -----------   -----------


Assets
   Provision for doubtful accounts                   $ 114,900      $ 15,300
   Inventory costs capitalized for
     tax purposes                                      736,300       510,600
   Accruals and reserves to be expensed
     as paid for tax purposes                          819,950       638,500
   Other                                                 9,300         9,300
   Net operating loss carryforwards                  2,162,300     1,932,300
   Investment tax credit carryforwards                 122,000       122,000
   Losses on foreign currency
     translation                                       217,500       229,500
                                                   -----------   -----------
                                                     4,182,250     3,457,500
   Less valuation allowance                           (416,650)            -
                                                   -----------   -----------
   Deferred tax asset, net of
     valuation allowance                             3,765,600     3,457,500
                                                   -----------   -----------

Liabilities:
   Costs deducted as paid for tax purposes            (718,300)     (900,700)
   Excess  of  tax  over  financial  accounting       (927,900)     (618,100)
depreciation and amortization
                                                   -----------   -----------
                                                    (1,646,200)   (1,518,800)

Net deferred tax asset                              $2,119,400    $1,938,700
                                                   -----------   -----------

Current portion                                     $1,966,200    $1,782,700
Noncurrent portion                                     153,200       156,000
                                                   -----------   -----------

Net deferred tax asset                              $2,119,400    $1,938,700
                                                   -----------   -----------


      At December 31, 1994, operating loss carryforwards of approximately $6,100,000 are available to offset future taxable income and will expire during the years 1997 through 2010. Investment tax credit carryforwards will expire in 1997 and 1998.





7.  SCHOOL BOOK FAIRS, INC. AND AFFILIATES (SBF) ACQUISITION

Acquisition

      Effective with the close of business on May 19, 1992, PAGES, Inc. acquired all the outstanding stock of SBF, doing business as School Book Fairs, for $8,841,000. This included the issuance of 35,000 shares of PAGES, Inc. common stock. The business combination has been accounted for as a purchase and accordingly the aggregate purchase price of $8,841,000 has been assigned as follows:

     Cash                                         $ 2,262,000
     Accounts receivable                            3,855,000
     Inventories                                   10,364,000
     Prepaid expenses and other assets              3,074,000
     Property and equipment                         4,793,000
     Accounts payable and accrued liabilities     (10,501,000)
     Debt                                          (5,006,000)
                                                  -----------
                                                  $ 8,841,000


      The unaudited pro forma combined statements of operations of PAGES, Inc. and subsidiaries and School Book Fairs, Inc. and affiliates for the ten months ended December 31, 1992 account for the acquistion of School Bookl Fairs, Inc. and affiliates as if it had occurred on March 1, 1992. The pro forma results include the historical results of the combined entities adjusted for occupancy costs, a reduction in depreciation expense, and a reduction of interest expense relating to the cancellation of indebtedness in connection with the acquisition.

       The business combination included cancellation of indebtedness of $11,031,000 (as part of the acquisition, PAGES, Inc. acquired $19,131,000 of SBF's indebtedness directly from SBF's primary lender for $8,100,000).
The corporate headquarters property with an undepreciated historical cost of $11,774,000 was deeded back to the lender in lieu of foreclosure for payment of the related $10,661,000 of debt obligations. Additionally, SBF Services, Inc. continued to occupy the premises on a month-to-month basis and subsequently moved to a different location at a more favorable occupancy rate.

      On a pro forma basis, occupancy costs increased as a result of a provision for rent, which was approximately offset by an elimination of real estate taxes. The depreciation expense reduction reflects the exclusion of the depreciation on the building deeded back to the lender. The reduction in interest expense reflects the elimination of interest expense related to debt obligations associated with the property deeded back to the lender and a reduction of interest expense on debt obligations that were cancelled as part of the acquisition.

      The operations of School Book Fairs, Inc., and affiliates and the combined pro forma statements of operations for the ten months ended December 31, 1992, include expenses associated with School Book Fairs, Inc., and affiliate's change in ownership, change in management, and change in direction; the resulting re-valuation of related assets and recognition of related liabilities (all prior to School Book Fairs, Inc., and affiliates
becoming a wholly owned subsidiary of PAGES,  Inc.).   Additionally, no income
has been recognized in the pro forma statement of operations in connection with the $11,031,000 cancellation of indebtedness that occurred in connection
with the change in ownership.  Major expenses   associated  with  change  in
ownership, management, and direction reflected in the ten months ended December 31, 1992, statement of operations of School Book Fairs, Inc., and affiliates and also included in the pro forma operating statement are summarized as follows:

Loss on disposition of real estate
  (deed in lieu of foreclosure)               $ 1,113,000
Abandonment of property, equipment
   and related improvements due to
   obsolescence and excess capacity             1,936,000
Write down of inventory to net
   realizable values                            1,188,000
Write off of goodwill and related
   costs with a previously acquired
   product line                                   752,000
                                              -----------
                                              $ 4,989,000


      Pro forma operating results reflect a statutory tax rate of 34%. The pro forma weighted average common and common equivalent shares assumes all shares, options, and warrants issued or granted in connection with the acquisition were outstanding at the beginning of the periods. However, common equivalent shares are anti-dilutive for all periods presented.

     Pro forma information does not purport to be indicative of the results that would have been obtained if the combined operations actually had been conducted during the periods presented and is not intended to be a projection of future results.


PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS    (Unaudited)
Ten months ended December 31, 1992

                                       PAGES, Inc., and    School Book Fairs,                     PAGES, Inc. and
                                           Subsidiaries   Inc. and Affiliates                        Subsidiaries
                                       March 1, 1992 to      March 1, 1992 to       Pro Forma           Pro Forma
                                      December 31, 1992          May 19, 1992     Adjustments   December 31, 1992
Revenues                                   $ 44,506,901          $ 13,757,711                        $ 58,264,612
                                           ------------          ------------     -----------        ------------
Cost and Expenses:
  Cost of goods sold                         26,442,661             9,792,177                          36,234,838
  Selling, general and administrative        15,967,028            12,108,860      $    9,064          28,084,952
  Interest                                      864,027               483,328        (338,865)          1,008,490
  Depreciation and amortization                 850,452             1,176,730         (76,613)          1,950,569
  Foreign exchange                               84,830                68,661                             153,491
                                           ------------          ------------     -----------        ------------
                                             44,208,998            23,629,756        (406,414)         67,432,340
                                           ------------          ------------     -----------        ------------
Income (loss) before taxes                      297,903            (9,872,045)        406,414          (9,167,728)
(Provision) benefit for income taxes            699,900             3,356,495        (939,367)          3,117,028
                                           ------------          ------------     -----------        ------------
Net income (loss)                              $997,803           $(6,515,550)      $(532,953)       $ (6,050,700)
                                           ------------          ------------     -----------        ------------

      During June 1993, the Company recorded a $2 million adjustment to its purchase price allocation of SBF assets, increasing the cost in excess of net assets acquired (i.e., goodwill), and recorded corresponding increases in accrued tax liabilities and related costs (refer to footnote 12).


8.   CHILDREN'S LITERATURE ACQUISITIONS


      During 1994 and 1993, the children's literature business acquired several small operations involved in the publishing and distribution of children's literature. These acquisitions were accounted for using the purchase method of accounting. The aggregate cost of these acquisitions approximated $2,870,000 in 1994 and $1,725,000 in 1993 and was allocated to the net assets acquired based upon their fair value. The Company paid cash of $2,720,000 and $150,000 in a promissory note for the 1994
acquisitions.   In  connection with  the 1993 acquisitions  and in partial payment of the purchase price, the Company issued 109,243 shares of common stock with a market value of $1,037,537 at date of issuance. The balance was paid in $568,750 cash and a $118,750 promissory note. In connection with the aforementioned acquisitions, costs assigned to cost in excess of net assets acquired approximated $2,185,000 and $649,000 in 1994 and 1993, respectively.

9.   SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION

      Cash paid for interest during the years ended December 31, 1994 and 1993 and the ten months ended December 31, 1992 aggregated $1,654,755, $1,284,564 and $621,469 and cash paid for taxes was $18,000, $3,698 and
$40,997 respectively.

      In connection with the 1993 children's literature business segment acquisitions, the Company issued 109,243 shares of common stock with a market value of $1,037,537 at date of issuance.

      In connection with the May 19, 1992 purchase of SBF, the Company issued 35,000 shares of common stock with a market value of $271,250 at date of issuance.

      During the year ended December 31, 1994, the Company acquired $9,227 in office equipment through capital leases. The Company acquired $292,080 in equipment in the ten month period ended December 31, 1992, through short-term financing and capital leases.

10.  SEGMENT REPORTING

      Subsequent to the acquisition of SBF on May 19, 1992, the Company
operates principally   in   two   lines   of   business:    children's
literature   and incentive/recognition awards.  The children's literature operation creates and distributes books, posters, audio/video products and related merchandise. The Company's markets for children's literature include elementary and junior high school fund raising events and product lines marketed directly to schools and libraries throughout the United States, Canada, the United Kingdom and Ireland. Operations in the incentive/recognition awards business consists of the design, implementation and fulfillment of incentive awards and recognition programs for businesses throughout the United States.

      Operating profit is total sales less operating expenses. In computing operating profit, none of the following items have been added or deducted: general corporate expenses, interest expense, interest income or income taxes.


PAGES INC. AND SUBSIDIARIES
INFORMATION ABOUT THE COMPANY'S OPERATIONS BY BUSINESS SEGMENTS

                                    INCENTIVE/
                                   RECOGNITION      CHILDRENS
                                        AWARDS     LITERATURE    ELIMINATIONS    CONSOLIDATED
Year Ended December 31, 1994
Revenues                           $25,157,704    $53,697,824(c) $   212,601    $79,068,129
                                   -----------    -----------    -----------    -----------
Operating profit                   $   532,922    $ 1,317,774(c) $   212,601    $ 2,063,297
                                   -----------    -----------    -----------    -----------
Interest Expense                                                                $(1,704,897)
General Corporate Expenses                                                      $  (999,532)
                                                                                -----------
Income/(loss) before Taxes                                                      $  (641,132)
                                                                                -----------
Segment Depreciation &
   Amortization                    $   282,642    $ 1,139,172                   $ 1,421,814
                                   -----------    -----------    -----------    -----------
Segment Capital Expenditures       $   277,779    $   576,617                   $   854,396
                                   -----------    -----------    -----------    -----------
Identifiable Assets at
   December 31, 1994               $25,267,281    $39,876,825                   $65,144,106
                                   -----------    -----------    -----------
Corporate Assets                                                                $ 2,590,460
                                                                                -----------

Assets at December 31, 1994                                                     $67,734,566
                                                                                -----------

Year Ended December 31, 1993

Revenues                           $29,700,082    $46,862,582    $              $76,562,664
                                   -----------    -----------    -----------    -----------
Operating profit                   $ 1,992,713    $ 1,939,378    $              $ 3,932,091
                                   -----------    -----------    -----------    -----------
Interest Expense                                                                 (1,280,761)
General Corporate Expenses                                                       (1,072,810)
                                                                                -----------
Income before Taxes                                                             $ 1,578,520
                                                                                -----------
Segment Depreciation &
   Amortization                    $   264,966    $ 1,044,492                   $ 1,309,458
                                   -----------    -----------    -----------    -----------
Segment Capital Expenditures       $   814,363    $   651,457                   $ 1,465,820
                                   -----------    -----------    -----------    -----------
Identifiable Assets at
   December 31, 1993               $24,926,327    $26,575,713                   $51,502,040
                                   -----------    -----------    -----------
Corporate assets                                                                $ 2,258,671
                                                                                -----------
Assets at December 31, 1993                                                     $53,760,711
                                                                                -----------

Year Ended December 31, 1992

Revenues                           $18,466,443(a) $26,040,458(b) $              $44,506,901
                                   -----------    -----------    -----------    -----------
Operating profit                   $ 1,103,240(a) $   715,866(b) $              $ 1,819,106
                                   -----------    -----------    -----------    -----------
Interest expense                                                                   (864,027)
General Corporate Expenses                                                         (657,176)
                                                                                -----------
Income before Taxes                                                             $   297,903
                                                                                -----------
Segment Depreciation &
   Amortization                    $   166,532(a) $   683,920(b)                $   850,452
                                   -----------    -----------    -----------    -----------
Segment Capital Expenditures       $    89,533(a) $   581,056(b)                $   670,589
                                   -----------    -----------    -----------    -----------
Identifiable Assets at
   December 31, 1992               $17,634,161    $24,277,965                   $41,912,126
                                   -----------    -----------    -----------
Corporate Assets                                                                $ 2,722,255
                                                                                -----------
Assets at December 31, 1992                                                     $44,634,381
                                                                                -----------

(a) Represents the period from March 1,1992 to December 31, 1992 for incentive/recognition awards.
(b) Represents the period from May 20, 1992 to December 31, 1992 for children's literature.
(c) Principally gain on sale of assets held for disposition and rental income.

PAGES, INC. AND SUBSIDIARIES
INFORMATION ABOUT THE COMPANY'S OPERATIONS BY GEOGRAPHIC AREAS

                                        UNITED
                                        STATES  INTERNATIONAL   ELIMINATIONS   CONSOLIDATED
                                   -----------    -----------    -----------    -----------
Year Ended December 31, 1994

Revenues                           $63,488,653    $15,579,476    $              $79,068,129
                                   -----------    -----------    -----------    -----------
Operating Profit                   $ 2,131,026    $   (67,729)   $              $ 2,063,297
                                   -----------    -----------    -----------    -----------
Interest Expense                                                                $(1,704,897)
General Corporate Expenses                                                      $  (999,532)
                                                                                -----------
Income/(loss) Before Taxes                                                      $  (641,132)
                                                                                -----------
Assets at December 31, 1994        $57,206,921    $10,527,645                   $67,734,566
                                   -----------    -----------    -----------    -----------


Year Ended December 31, 1993

Revenues                           $60,963,325    $15,599,339    $              $76,562,664
                                   -----------    -----------    -----------    -----------
Operating Profit                   $ 3,588,532    $   343,559    $              $ 3,932,091
                                   -----------    -----------    -----------    -----------
Interest Expense                                                                 (1,280,761)
General Corporate Expenses                                                       (1,072,810)
                                                                                -----------
Income Before Taxes                                                             $ 1,578,520
                                                                                -----------
Assets at December 31, 1993        $43,550,678    $10,210,033                   $53,760,711
                                   -----------    -----------    -----------    -----------

Ten  Months  Ended  December
31, 1992

Revenues                           $33,552,043    $10,954,858    $              $44,506,901
                                   -----------    -----------    -----------    -----------
Operating Profit                   $ 1,141,148    $   677,958    $              $ 1,819,106
                                   -----------    -----------    -----------    -----------
Interest Expense                                                                   (864,027)
General Corporate Expenses                                                         (657,176)
                                                                                -----------
Income Before Taxes                                                             $   297,903
                                                                                -----------
Assets at December 31, 1992        $35,720,397    $ 8,913,984                   $44,634,381
                                   -----------    -----------    -----------    -----------

11.  INTERIM FINANCIAL INFORMATION (UNAUDITED):

                                            Twelve Months Ended December 31, 1994
                                   --------------------------------------------------------
                                       Quarter        Quarter        Quarter        Quarter
                                         Ended          Ended          Ended          Ended
                                      March 31        June 30        Sept 30         Dec 31
                                   -----------    -----------    -----------    -----------
Revenues                           $19,370,192    $15,899,769    $11,435,410    $32,362,758
Gross Profit                         8,113,301      6,636,285      4,056,311     13,415,235
Income (loss) before income taxes      339,243       (731,561)    (3,255,089)     3,006,275
Net income (loss)                      211,243       (458,561)    (2,087,089)     1,861,975
Net income (loss) per share:       $      0.04    $     (0.13)   $     (0.50)   $      0.28
                                   -----------    -----------    -----------    -----------

Weighted  average  common  shares    5,831,000      3,531,000      4,160,000      6,592,000
and equivalents
                                   -----------    -----------    -----------    -----------

                                             Twelve Months Ended December 31, 1993
                                   --------------------------------------------------------
                                       Quarter        Quarter        Quarter        Quarter
                                         Ended          Ended          Ended          Ended
                                      March 31        June 30        Sept 30         Dec 31
                                   -----------    -----------    -----------    -----------
Revenues                           $17,585,185    $15,029,265    $11,108,858    $32,839,356
Gross Profit                         7,157,224      6,046,775      3,510,780     13,511,935
Income (loss) before income taxes      190,389       (888,195)    (3,377,732)     5,654,058
Net income (loss)                      121,946       (583,195)    (2,229,732)     3,701,501
Net income (loss) per share:       $      0.02    $     (0.18)   $     (0.55)   $      0.64
                                   -----------    -----------    -----------    -----------
Weighted average common
   shares and equivalents            5,754,000      3,201,000      4,020,000      5,757,000
                                   -----------    -----------    -----------    -----------


                                              Ten Months Ended December 31, 1992
                                   --------------------------------------------------------
                                                                                  One Month
                                       Quarter        Quarter        Quarter        Quarter
                                         Ended          Ended          Ended          Ended
                                        May 31         Aug 31         Nov 30         Dec 31
                                   -----------    -----------    -----------    -----------
Revenues                           $ 4,472,318    $ 5,294,105    $24,948,459    $ 9,792,019
Gross profit                         1,694,015      1,787,464     10,572,509      4,010,252
Income (loss) before income taxes     (662,521)    (4,423,259)     3,168,438      2,215,245
Net income (loss)                     (462,521)    (2,923,259)     2,118,438      2,265,145
Net income (loss) per share:       $     (0.15)   $     (0.94)   $      0.40    $      0.39
                                   -----------    -----------    -----------    -----------
Weighted average common
   shares and equivalents            3,116,000      3,116,000      5,685,000      5,733,000
                                   -----------    -----------    -----------    -----------

Per share calculations are based on the average number of shares and dilutive share equivalents outstanding for each quarter using the treasury stock method. Thus, the sum of the quarters may not necessarily be equal to the full year's earnings per share amounts.



12.  COMMITMENTS AND CONTINGENCIES

     During February 1995, a class action was filed on behalf of all persons who sold common stock during a seven day period in January 1995, against the Company and three of its officers and directors, alleging that those defendants violated Section 10(b) of the Securities and Exchange Act of 1034 and Rule 10b-5 thereunder by selectively disclosing only adverse information while in possession of material non-public positive information about the Company during the seven day period in January 1995. The action seeks class certification, a judgment declaring the conduct to be in violation of the law and an award of unspecified damages. The action is in its early stages and no discovery has been taken, accordinly, it is not possible to currently estimate a range of loss if any. The Company and the other defendants deny any wrongdoing and intend to vigorously defend the action.

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

     In December 1994, the IRS notified the Company of its preliminary intent to make adjustments to taxable income related to these issues. If the notice of proposed adjustments become a final assessment and the assessment is ultimately sustained, it could generate a tax liability of as much as approximately $5.2 million, exclusive of interest and penalties. The Company believes the IRS' position regarding the proposed adjustments to taxable income for the value of assets transferred and related impact on intercompany
interest is substantially overstated.   Accordingly, although no formal
assessment has been received from the IRS, the Company intends to vigorously defend its position against such proposed adjustments, including litigation, if necessary. The Company is unable to determine the ultimate outcome of this uncertainty and accordingly, has not provided for any additional amounts in excess of the $2 million relating to this proposed assessment in its fiscal 1994 financial statements.

     Additionally, the Company is the subject of a state sales tax audit for one of its subsidiaries. Management believes the outcome of this audit will not result in any significant adjustments that would be material to the Company's financial statement. Additionally, the Company is subject to litigation which is incidental to its business and is not considered material individually or in the aggregate to the Company's financial statement.



                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                         PAGES, INC. AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------
                COL. A                  COL. B         COL. C       COL.  D          COL. E         COL. F
----------------------------------------------------------------------------------------------------------
                                                    Additions     Additions
                                       Balance        Charged       Charged                        Balance
                                  at Beginning       to Costs      to Other                         at End
           Description               of Period   and Expenses         Accts.     Deductions      of Period
                                   -----------    -----------    -----------    -----------    -----------
Year ended December 31, 1994:
 Allowance for doubtful accounts   $    45,028    $   148,230                   $    25,258(b) $   168,000
                                   -----------    -----------    -----------    -----------    -----------
 Allowance for valuation on
  deferred tax assets              $                             $   416,650(e)                $   416,650
                                   -----------    -----------    -----------    -----------    -----------
 Allowance for loss on assets
   held for disposition            $   398,983                                  $   128,145(f) $   270,838
                                   -----------    -----------    -----------    -----------    -----------

Year ended December 31, 1993:
 Allowance for doubtful accounts   $    74,112    $    29,926                   $    59,010(b) $    45,028
                                   -----------    -----------    -----------    -----------    -----------
 Allowance for loss on assets
    held for disposition           $   521,857                                  $   122,874(f) $   398,983
                                   -----------    -----------    -----------    -----------    -----------

Year ended December 31, 1992:
 Allowance for doubtful accounts   $    40,000    $     1,384    $    57,013(a) $    24,285(b) $    74,112
                                   -----------    -----------    -----------    -----------    -----------
 Allowance for loss on assets
  held for disposition             $   115,204                   $   609,995(a) $   203,342(f) $   521,857
                                   -----------    -----------    -----------    -----------    -----------
 Allowance for valuation on
  deferred tax assets              $   812,400                                  $   812,400(d)
                                   -----------    -----------    -----------    -----------    -----------


(a) Acquisition of School Book Fairs, Inc. and affiliates.
(b) Doubtful accounts written off against reserve.
(c) Asset written off against reserve.
(d) Change in valuation allowance relating to change in assessment as to future realizability of deferred tax asset.
(e) Principally relates to a reclass of amounts previously netted against the asset.
(f) Amounts charged against the reserve.


                          EXHIBIT INDEX
                     PAGES, INC. FORM 10-K
            FOR FISCAL YEAR ENDED DECEMBER 31, 1994


      (a)   1.   Financial Statements.  See Index to Financial Statements and
                 Financial Schedules on page 38.

            2. Financial Statement Schedules. See Index to Financial Statements and Financial Statement Schedules on Page 38.

            3. Exhibits. The following exhibits are required to be filed as part of this report:

 3(a)   Certificate of Incorporation dated October 5, 1994

 3(b)   Bylaws of the Company

 3(c)1  Agreement of merger

 10(a)5 $25,000,000 Amended and Restated Loan Agreement.

 10(b)2 Stock  Purchase Agreement Dated May 16, 1992, for the Purchase of
        Stock of SBF Services, Inc. and affiliated entities

 10(c)3 Lease Dated January 1, 1993, for St. Petersburg, Florida, Office and Warehouse

 10(d)4 Unconditional Guaranty of Lease Effective January 1, 1993, for Lease of St. Petersburg, Florida, Office and Warehouse

 10(e)4 Lease Dated August 26, 1991, for Columbus, Ohio, Office and Warehouse

 10(f)4 Lease  Dated  July  13,  1987,  for Christchurch, England,  Office and
        Warehouse

 10(g)4 Lease  Dated  January 1, 1989, for Scarborough, Ontario, Canada,
        Office and Warehouse

*10(h)4 Non-Qualified Stock Option Agreement Dated July 19, 1985, between the company and Richard A. Stimmel, S. Robert Davis, and Charles R. Davis

*10(i)4 Non-Statutory Stock Option Agreement Dated March 31, 1986, between the company and Richard A. Stimmel



*10(j)4 Non-Statutory Stock Option Agreement Dated March 31, 1986, between the Company and Charles R. Davis

*10(k)4 Non-Statutory Stock Option Agreement Dated September 14, 1987, between the Company and Richard A. Stimmel

*10(l)4 Non-Statutory Stock Option Agreement Dated September 14, 1987, between the Company and S. Robert Davis

*10(m)4 Non-Statutory Stock Option Agreement Dated September 14, 1987, between the Company and Charles R. Davis

*10(n)4 Non-Statutory Stock Option Agreement Dated October 9, 1989, between the Company and Richard A. Stimmel

*10(o)4 Non-Statutory Stock Option Agreement Dated October 9, 1989, between the Company and S. Robert Davis

*10(p)4 Non-Statutory Stock Option Agreement Dated October 9, 1989, between the Company and Charles R. Davis

*10(q)4 Non-Statutory Stock Option Agreement Dated February 6, 1990, between the Company and Richard A. Stimmel

*10(r)4 Non-Statutory Stock Option Agreement Dated February 6, 1990, between the Company and S. Robert Davis

*10(s)4 Non-Statutory Stock Option Agreement Dated February 6, 1990, between the Company and Charles R. Davis

*10(t)3 Non-Statutory  Stock Option Agreement Dated May 19, 1992, between  the
        Company and Randall J. Asmo

*10(u)3 Non-Statutory  Stock Option Agreement Dated May 19, 1992, between  the
        Company and John C. Sontheimer

*10(v)3 Non-Statutory  Stock Option Agreement Dated June 3, 1992, between  the
        Company and S. Robert Davis

*10(w)3 Non-Statutory  Stock Option Agreement Dated June 3, 1992, between  the
        Company and Charles R. Davis

*10(x)3 Non-Statutory  Stock Option Agreement Dated June 3, 1992, between  the
        Company and Richard A. Stimmel

*10(y)4 Non-Statutory Stock Option Agreement Dated March 25, 1993, between the Company and Richard B. Erven

*10(z)3 PAGES, Inc. 1993 Incentive Stock Option Plan

*10(bb)3 Letter  Agreement Dated June 19, 1992, between School Book  Fairs,
         Inc. and John C. Sontheimer

*10(dd)3 Share Purchase Agreement Dated March 5, 1993, between the Company and Richard B. Erven

 11     Statement Regarding Computation of Per Share Earnings

 21     Subsidiaries of the Company

 23(a)  Consent of Hausser & Taylor

 23(b)  Consent of Arthur Andersen

 23(c)  Consent of Deloitte & Touche LLP
____________________
1 Incorporated by reference to the Company's Proxy Statement dated August 4, 1994, File Number 0-10475, Filed in Washington, D.C.

2 Incorporated by reference to the Company's Current Report on Form 8-K dated May 19, 1992, File Number 0-10475, Filed in Washington, D.C.

3 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File Number 0-10475, filed in Washington, D.C.

4 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 0-10475, filed in Washington, D.C.

5 Incorporated by reference to the Company's 10Q for the quarter ended June 30, 1994, File Number 0-10475, filed in Washington, D.C.

* Indicates a management contract or compensatory plan or arrangement required to be filed herewith. No other exhibits required by Form 10-K are listed as they are not applicable.

     (b)  Reports on Form 8-K

           The Company filed a report on Form 8-K dated November 2, 1994 and a report on Form 8-K/A dated November 15, 1994.


AVAILABILITY OF EXHIBITS TO FORM 10-K/A

Exhibits to Form 10-K/A Report are on file with the Securities and Exchange Commission and are referenced on the Exhibit Index contained hereinabove. Exhibits are available upon request, at $0.25 per page, representing the Registrants reasonable expenses in furnishing such exhibit(s). Exhibits may be obtained by writing to Charles R. Davis, Secretary, PAGES, Inc.


                           EXHIBIT II
                  PAGES, INC. AND SUBSIDIARIES
               COMPUTATION OF PER SHARE EARNINGS

                                   -----------------------------------------
                                            Year          Year          Year
                                           Ended         Ended         Ended
                                     December 31,  December 31,  December 31,
                                            1994          1993          1992
                                     -----------   -----------   -----------
Primary
Weighted average number of
   common shares outstanding           4,055,000     3,214,000     3,151,000

Adjustment   of  stock   options
which  have  a  dilutive  effect
based  upon  the average  market
price per common stock:
 Add dilutive stock options                    -     3,178,000     3,025,000
  Deduct  shares that  could  be
repurchased  from  the  proceeds
of dilutive options                            -      (635,000)     (630,000)
                                     -----------   -----------   -----------

Weighted average common and
   common equivalent shares            4,055,000     5,757,000     5,546,000
                                     -----------   -----------   -----------
Net income/(loss)                    $  (472,432)  $ 1,010,520   $   997,803
Earnings adjustment (20% rule)                 -        41,000        86,000
                                     -----------   -----------   -----------
Net income/(loss) for
 computation purposes                $  (472,432)  $ 1,051,520   $ 1,083,803
                                     -----------   -----------   -----------
Earnings/(loss) per common and
 common equivalent share             $     (0.12)  $      0.18   $      0.19
                                     -----------   -----------   -----------

Fully Diluted:
Weighted average number of
common shares outstanding              4,055,000     3,214,000     3,151,000

Adjustment  for  stock   options
which  have  a  dilutive  effect
based upon the market price  for
common stock at end of  period:
 Add dilutive stock options                    -     3,178,000     3,211,000
 Deduct shares that could be
 repurchased from the proceeds
 of the dilutive options                       -      (616,000)     (630,000)
                                     -----------   -----------   -----------
Fully diluted shares                   4,055,000     5,776,000     5,732,000
                                     -----------   -----------   -----------
Net income/(loss)                    $  (472,432)  $ 1,010,520   $   997,803
Earnings adjustment (20% rule)                 -             -        88,000
                                     -----------   -----------   -----------
Net income/(loss) for
 computation purposes                $  (472,432)  $ 1,010,520   $ 1,085,803
                                     -----------   -----------   -----------
Earnings/(loss) per common
  and common equivalent share
  assuming full dilution             $     (0.12)  $      0.18   $      0.19
                                     -----------   -----------   -----------


                           EXHIBIT 21
                        SUBSIDIARIES OF
                          PAGES, INC.


                                          State of        Percent of Stock
Name of Subsidiary                   Incorporation     Owned by Registrant
-----------------------------       --------------     -------------------
CLYDE A. SHORT COMPANY, INC         North Carolina             100%

CRAFTMARK, INC.                               Ohio             100%

SCHOOL BOOK FAIRS, INC.                    Florida             100%

GREAT BRITISH BOOK FAIRS, INC.             Florida             100%

SCHOOL BOOK FAIRS, LTD.             United Kingdom             100%

CREATIVE MEDIA APPLICATIONS, INC.         New York             100%

JDRV, INC.                                Delaware             100%

PAGES LIBRARY SERVICES, INC.               Florida             100%




INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-72294 of PAGES, Inc. on Form S-8 of our report dated March 29, 1995 (which includes an explanatory paragraph referring to an uncertainty concerning a potential income tax assessment by the Internal Revenue Service), appearing in the Annual Report on Form 10-K/A of PAGES, Inc. for the year ended December 31, 1994.

/s/  Deloitte & Touche LLP
     ---------------------
     Tampa, Florida
     February 22, 1996



                       CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the inclusion of our report dated March 25, 1994, on our audits of the consolidated financial statements of Pages, Inc. and Subsidiaries as of December 31, 1993 and for the year ended December 31, 1993 and for the ten months ended December 31, 1992 which report is included in the amended Annual Report on Form 10-K/A.


/s/ Hausser + Taylor
    ----------------
    HAUSSER + TAYLOR

    Columbus, Ohio
    January 22, 1996




To the Board of Directors of Pages, Inc.

As independent chartered accountants we hereby consent to the inclusion of our report dated 23 March 1994 on our audit of the combined financial statements of Great British Book Fairs, Inc., and School Book Fairs Limited for the year ended 31 December 1993 and the period from 20 May 1992 to 31 December 1992 which were consolidated into the financial statements of Pages, Inc., which report is included in this Annual Report on Form 10-K/A.


/s/ Arthur Andersen
    ---------------
    Arthur Andersen
    Chartered Accountants
    1 Surrey Street
    London
    WC2R 2PS



    6 February 1996