Form 10-K
period 1995-12-31
PAGES INC /OH/
filed 1996-04-02
CIK 354564

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   For the fiscal year ended December 31, 1995
                         Commission File Number 0-10475

                                    PAGES, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

            Delaware                                           34-1297143
- ------------------------------                             ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

              801 94th Avenue North, St. Petersburg, Florida     33702
            -----------------------------------------------------------
            (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code  (813) 578-3300
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.01 par value
                   -----------------------------
                          (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X      NO       .
                                         ----         ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [      ]
            ------

The aggregate market value of the voting shares held by non-affiliates of the Registrant as of March 11, 1996, was $5,393,535 (computed by reference to the average bid and asked prices of such shares on such date).

Number of Common Shares, each with $0.01 par value, of the Registrant outstanding as of March 11, 1996: 5,175,843 Common Shares.

                               PART I

ITEM 1.  BUSINESS

                              BUSINESS

General

     PAGES, Inc. (the "Company") was originally formed as an Ohio corporation, but on October 14, 1994, it reincorporated under the laws of the State of Delaware. The Company operates principally through its wholly-owned subsidiaries, School Book Fairs, Inc. and its affiliates ("SBF") and Clyde A. Short Company, Inc. ("CAS"). The Company engages in the children's literature and incentive/recognition awards businesses. SBF, which the Company acquired in 1992, publishes and distributes children's literature throughout the United States, and until the sale of its United Kingdom subsidiary and the closing of its Canadian distribution channel in March 1996, Canada (other than Quebec), the United Kingdom, and Ireland. The Company's children's literature segment accounted for 68.8%, 66.8%, and 61% of the Company's revenues in 1995, 1994, and 1993, respectively. Foreign operations accounted for 20.0%, 20.4% and 20.4 % of the Company's revenues in 1995, 1994 and 1993, respectively. CAS, which the Company acquired in 1990, creates, markets, and administers safety, sales incentive, service recognition, and holiday gift awards programs for businesses. The Company markets its awards programs throughout the United States; however, its customer base is concentrated in the Southeastern United States. The Company's incentive/recognition awards segment accounted for 31.2%, 33.2%, and 39% of the Company's revenues in 1995, 1994, and 1993, respectively. See Note 10 to the Company's Consolidated Financial Statements for certain financial information attributable to the Company's two industry segments and its operations by geographical area.

Children's Literature (School Book Fairs)

     Publishing. The Company, through SBF, publishes and markets reasonably priced, leisure-based children's printed literature and media products. The Company's books generally have a retail price ranging from $0.99 to $19.99 depending, largely, on whether the books are soft or hardcover. Most of the books sold are softcover having a retail price of less than $5.95 and an average retail price of approximately $3.55. In 1995, approximately 75% of the titles offered by the Company were purchased from other publishers or were reprints licensed from other publishers. The remaining titles offered by the Company were proprietary titles produced and published by the Company's Publishing division under its Willowisp Press (R), Hamburger Press (R), Worthington Press (R), and Riverbank Press (TMPend) imprints. In 1995, the Company published over 40 fiction and non-fiction books and related products under its proprietary imprints. The Company's proprietary titles consistently rank at the top of the best selling books in the Company's book fairs. All of the Company's proprietary books are manufactured by independent printers, which are generally selected on the basis of price and quality. The Company has no agreements or contractual arrangements with any printer other than purchase order commitments issued in the normal course of business. The Company believes that it is not dependent on any one printer.

    Market Overview. The Company markets its children's leisure-based literature primarily through book fairs held at pre-schools, elementary schools, and middle schools. There are approximately 79,600 pre-schools and day care centers, 64,000 elementary schools, and 13,000 middle schools in the United States.

      Total student enrollment in United States elementary schools is approximately 27 million and in middle schools is approximately 9 million. A relatively high number of births in the late 1980's and early 1990's is expected to result in continued growth in pre-school and elementary school enrollment and an increase in middle school enrollment during the 1990's.

     The Company also markets children's literature directly to elementary and middle school librarians and teachers. There are over 1,800,000 elementary and middle school teachers in the United States. In addition, the Company markets directly to librarians at public libraries. There are over 18,000 public libraries in the United States, Canada and the United Kingdom.

     School Book Fairs. The principal distribution channel for the Company's children's literature is through its school book fairs. The Company currently markets its book fairs under its "PAGES Book Fairs (R)" trade name. The Company sold more than 15 million children's books in 1995 through its book fairs. The Company's concentration in school-based distribution distinguishes it from other children's book publishers. Based on information obtained through the conduct of its business, the Company believes that it currently operates the second largest book fair business in the United States.

     The Company's typical book fair is generally one week in duration, is conducted at a central location on school premises, and is sponsored as a fund-raising event by parent groups, librarians, or media specialists. A school typically conducts one or two book fairs during the school year. Book fairs give students the opportunity to browse and purchase quality, reasonably-priced, leisure-based paperback books, hardcover books, and related products such as posters, pencils, erasers, and bookmarks. The Company provides to the schools child friendly display cases which are fully stocked with books and related products. The sponsor conducts the book fair, retains a percentage of the sales receipts, and remits the balance to the Company.

     Distribution. Approximately 95% of the Company's elementary and middle school book fairs are "case fairs," in which fully stocked book cases are delivered to and retrieved from the schools by the Company's independent distributors. The balance of the Company's book fairs are "box fairs," in which the books and merchandise are delivered and retrieved through the mail. Box fairs are utilized for elementary and middle schools located in sparsely populated areas with a small number of schools where a case fair would not be cost-effective and for pre-schools because fewer titles are offered. Books and related merchandise for case fairs are distributed by the Company to its distributors from its warehouses in Worthington, Ohio. Books and merchandise for box fairs are distributed directly to the schools from the Company's warehouses.

     As  of  March  25,  1996, the Company had approximately 7  company  and  69 independent distributors located in territories throughout the United States. Relationships with 34 independent distributors were severed in early March of 1996 when the Company sold its United Kingdom subsidiary and discontinued its Canadian distribution channel. The Company's independent distributors are independent contractors who are compensated by the Company on a commission basis. All distributors are responsible for the custody and care of an inventory of the Company's products and for delivery, setup, and retrieval of the products at book fairs. The Company believes its distribution structure is superior to others in the book fair business because it allows the distributor to customize the fairs to the needs of the customer and because it provides extraordinary service. The distributors are exclusive as it relates to the distribution of book fairs and related products and non exclusive as it relates to other business endeavors.

     Marketing and Customer Service. Currently, the Company markets its book fairs through approximately 41 trained telephone sales representatives located in its offices in Worthington, Ohio, St. Petersburg, Florida, and Anaheim, California, as well as through its network of distributors. The telephone sales representatives undergo extensive training, monitoring, and supervision to ensure quality control and consistency. The Company's computer system allows telephone sales representatives to sequence solicitations according to account profitability.

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

     The Company currently offers approximately 375 book titles and other items in its book fairs. The Company's Creative Services department selects book titles and other items for sale at its book fairs based upon such factors as sales potential, literary quality, and educational and entertainment value. The Company determines the sales potential for a particular book title or other item, in part, from historical sales data and from qualitative and quantitative readership surveys it conducts.

     Growth opportunities. In 1995, the Company's 52,000 book fairs gave it direct access to approximately 18 million students and teachers. This access affords the Company an opportunity to cross-market other products and to increase sales of its products directly to teachers and librarians.

     The Company believes that its existing book fair sales organization and its marketing system are capable of absorbing additional volume and can be utilized to increase its share of the existing elementary school and middle school book fair markets.

     Except for its operations in Canada, the United Kingdom, and Ireland, the Company did not operate in any foreign countries in 1995. However, countries in Western Europe and South America could offer longer-range opportunities for sales of non-English language products. There is also a demand in the United States for Spanish language products which could be easily integrated into the Company's current marketing and distribution systems.

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

Awareness and Incentive/Recognition Programs

     Safety Awareness/Incentive Programs. Accidents in the workplace injure thousands of workers each year and cost billions of dollars in worker's compensation premiums, health care costs, and lost productivity. The Company's safety programs are designed to reduce these costs by increasing awareness and promoting safe work habits. Because each client has its own unique set of safety concerns, the Company designs each safety program to meet the specific needs and goals of the client. A typical safety program would grant an award for accident-free operations over a specified period of time. As a consequence of the present regulatory environment, clients are placing increasing emphasis on safety and the Company has received a number of client testimonials regarding the efficacy of the safety programs it has designed.

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

     Birthday and Holiday Gift Programs. Although a declining portion of the Company's incentive/recognition business,many employers continue to have a long-standing tradition of giving holiday gifts to employees as a way of thanking them for their commitment and dedication throughout the year. Finding the right gift has frequently posed a challenge for those responsible for administration of the program. The Company's gift-giving solution provides clients with a program that allows employees to select exactly the gift they want, while eliminating the administrative burden associated with other types of holiday gift programs.

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

     Sales and Marketing. The Company markets its incentive/recognition awards programs through a combination of approximately 100 independent commissioned sales representatives, sales consultants, telephone sales representatives and by direct mail, trade show participation, and trade journal advertising. The Company employs a "consultative selling" or "partner" approach to marketing its programs which relieves from the client much of the design responsibilities associated with the programs. This often requires personal client contact over extended periods of time. The Company's proprietary computer software allows its sales consultants to monitor and administer the programs of its clients, relieving the client from much of the administrative burden associated with the program. Approximately 10% of the independent commission sales representatives are exclusive to the Company in all their business activities and 90% are non exclusive and may represent a competitor. Sales consultants and telephone sales representatives are Company employees.

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

Employees

     As of March 25, 1996, the Company employed a total of approximately 239 permanent and 135 seasonal persons in the United States. The number of seasonal employees fluctuated during 1995 from a high of 592 to a low of 197 due to the cyclical nature of the Company's business. None of the Company's employees is represented by a labor union. The Company considers its relationship with its employees to be excellent. As of March 25, 1996, the Company's health care plan covered 201 of its domestic employees.

Trademarks, Copyrights, and Licenses

     The Company owns or licenses the rights to the principal trademarks used in its business. The Company's principal trademarks are registered and the Company considers protection of such trademarks to be important to its business. U.S. trademarks expire ten years after they are granted, but are renewable. It is the Company's policy to renew all of its active trademarks. The names "Willowisp Press(R)," "Hamburger Press(R)," "Rainbow Book Fairs (R)," "Worthington Press(R)," "Reading Resources(R)," "Riverbank Press (TM) Pend," and others are registered trademarks or have trademark registration pending in the United States. The Company is not aware of any other pending claims of infringement or challenges to the Company's right to use its trademarks.

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

ITEM 2.   PROPERTIES

                                                                        Owned/
            Location                     Use                Size        Leased  Principally Used By
            --------                     ---                ----        ------  -------------------
St. Petersburg, Florida          Office                48,760 sq. ft.   Leased  PAGES,Inc./School Book Fairs
Worthington, Ohio                Office & Warehouse    84,000 sq. ft.   Leased  School Book Fairs
Worthington, Ohio                Office & Warehouse    61,530 sq. ft.    Owned  Under remodeling
Christchurch, England (1)        Office & Warehouse    29,700 sq. ft.   Leased  School Book Fairs
Dublin, Ohio                     Office                 4,700 sq. ft.   Leased  PAGES, Inc.
Scarborough, Ontario Canada (2)  Office & Warehouse    21,400 sq. ft.   Leased  School Book Fairs
Silver Spring, Maryland          Office & Warehouse     5,200 sq. ft.   Leased  School Book Fairs
Anaheim, California              Office & Warehouse    11,600 sq. ft.   Leased  School Book Fairs
St. Louis, Missouri              Office & Warehouse    25,000 sq. ft.   Leased  School Book Fairs
Orlando, Florida                 Office & Warehouse     1,700 sq. ft.   Leased  School Book Fairs
Wilmington, Delaware             Office & Warehouse     3,500 sq. ft.   Leased  School Book Fairs
Tampa, Florida                   Warehouse              3,500 sq. ft.   Leased  School Book Fairs
New York, New York               Office                   750 sq. ft.   Leased  School Book Fairs
Marietta, Georgia                Office & Warehouse    13,000 sq. ft.   Leased  School Book Fairs
Oklahoma City, Oklahoma          Office & Warehouse     8,900 sq. ft.   Leased  School Book Fairs
Shelby, North Carolina           Office & Warehouse   134,000 sq. ft.    Owned  Clyde A. Short Company
Kings Mountain, North Carolina   Warehouse            163,700 sq. ft.    Owned  Clyde A. Short Company

(1) On March 6, 1996, the Company sold School Book Fairs, Ltd., its United Kingdom subsidiary, terminating its lease obligation. See Item 1.
(2) On March 13, 1996, the Company discontinued its Canadian distribution channel. See Item 1.

     The leases (including renewals) on the properties set forth above expire as follows: St. Petersburg, Florida - December 31, 2002; Worthington, Ohio - December 31, 1996; Dublin, Ohio - month to month term; Scarborough, Ontario, Canada - August 31, 1997; Silver Spring, Maryland - December 31, 1997; Anaheim, California - August 31, 1997; St. Louis, Missouri - February 27, 1998; Orlando, Florida - March 31, 1998; Wilmington, Delaware - August 31,
1998;   Tampa,  Florida - January 31, 1997;  New York, New York -  February  28,
1998;   Marietta, Georgia -  May 31, 1998;  Oklahoma City, Oklahoma -  June  30,
1996. These facilities are all located in appropriately designed buildings which are kept in good repair. All of the properties owned by the Company are pledged to various lenders.

ITEM 3.      LEGAL PROCEEDINGS

Internal Revenue Service

             On October 13, 1995, the Company received a Notice of Deficiency from the Internal Revenue Service (the "IRS") relating, respectively , to (i) School Book Fairs, Inc. and Subsidiaries for the fiscal year ending July 31, 1988, asserting a deficiency of $65,020 in income taxes and penalties plus interest as provided by law, and (ii) School Book Fairs, Inc. and Subsidiaries for the fiscal year ending July 31, 1989, asserting a deficiency of $5,113,174 in income taxes and penalties plus interest as provided by law. On October 19, 1995, the IRS issued two additional notices of deficiency relating, specifically to (a) SBF Services, Inc. for the fiscal year ending July 31, 1989, asserting a deficiency of $547,104 in income taxes and penalties plus interest as provided by law, and (b) SBF Services, Inc. for the fiscal years ending July 31, 1990, and July 1991, asserting a deficiency of $327,013 in income taxes and penalties plus interest as provided by law for an aggregate of $4,693,681 in income taxes and $1,358,630 in penalties. Using a constant annual interest rate of 9%, interest payable as of December 31, 1995, on the aforementioned asserted deficiencies would approximate $4,200,000.

           On January 11, 1996, the Company filed separate petitions with United States Tax Court with respect to each of the two notices of deficiency issued on October 13, 1995. These petitions dispute the entire amount of the deficiencies asserted by the IRS. On January 16, 1996, two additional petitions were filed with the United States Tax Court with respect to the two notices of deficiency issued on October 19, 1995. These petitions also dispute the entire amount of the deficiencies asserted by the IRS.

            On March 7, 1996, the IRS filed separate answers to each of the four petitions, generally denying the allegations set forth therein. The Company intends to vigorously contest the various assertions made by the IRS in the notices of deficiency.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on August 31, 1995. The matters voted upon were the election of five directors. The number of votes cast at the meeting were as follows:

                                 Votes Cast                Broker
                      --------------------------------
       MATTER             For      Against    Withheld   Abstentions Non-Votes
      -------             ---      -------    --------   ----------- ---------
Nominees:
  S. Robert Davis     4,097,266     50,217       0          0            0
  Richard A. Stimmel  4,098,673     48,810       0          0            0
  Charles R. Davis    4,086,873     60,610       0          0            0
  Juan F. Sotos       4,097,923     49,560       0          0            0
  Robert J. Tierney   4,098,473     49,010       0          0            0

                              PART II

  ITEM 5. MARKET PRICE FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock is traded on the NASDAQ National Market under the symbol "PAGZ." The following table sets forth for the periods indicated the high and low trading prices for shares of the Common Stock, as reported on the NASDAQ National Market.



                                                        Trade Price
                                                    ------------------------
                                                    High              Low
                                                    -----             ------
Calendar Year Ended December, 1995
     Fourth Quarter  ......................         3                  1 5/8
     Third Quarter  .......................         3 5/8              2 1/2
     Second Quarter  ......................         7 1/4              3
     First Quarter  .......................         8                  3 1/4

Calendar Year Ended December 31, 1994
     Fourth Quarter  ......................         7                  4
     Third   Quarter  .....................         9 1/2              6 3/8
     Second Quarter  ......................        11                  8 1/8
     First Quarter  .......................        12 1/8             10 1/8

      As  of  March   11, 1996, the Company had approximately 443  holders  of
  record of its Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share data)

                                                                                      Ten Months
                                         Year Ended     Year Ended     Year Ended        Ended       Year Ended     Year Ended
                                        December 31,   December 31,   December 31,   December 31,   February 29,   February 28,
                                        ---------------------------------------------------------------------------------------
                                            1995           1994           1993          1992(1)         1992           1991
                                        ---------------------------------------------------------------------------------------
Consolidated Statements of Operations
 Data:
Revenues                                $72,821        $76,336        $76,531        $44,507        $22,222        $24,320
Costs and expenses                       77,045         76,743         74,963         44,209         21,982         23,711
                                        -------        -------        -------        -------        -------        -------
Income from continuing operations
   before income taxes                   (4,224)          (407)         1,568            298            240            609
(Provision) benefit for income taxes     (2,119)(6)        169           (568)           700(3)         (77)            (8)
                                        -------        -------        -------        -------        -------        -------
Income (loss) from continuing
   operations                            (6,343)          (238)         1,000              -              -              -
Income (loss) from discontinued
   operations                            (2,876)          (234)            11              -              -              -
                                        -------        -------        -------        -------        -------        -------

Income (loss) before cumulative effect
   of change in accounting principle     (9,219)          (472)         1,011            998            163            601
Cumulative effect of change in
   accounting principle                       -              -              -              -            828(2)           -
                                        -------        -------        -------        -------        -------        -------
Net income (loss)                       $(9,219)         $(472)         $1,011          $998     $      991     $      601
                                        -------        -------        -------        -------        -------        -------

Per Share Data(4):
Income (loss)  from continuing
   operations                            $(1.29)        $(0.06)          $0.18         $0.19          $0.04          $0.14
Discontinued operations                   (0.58)         (0.06)
Cumulative effect of change in
   accounting principle                       -              -               -             -           0.17              -
                                        -------        -------        -------        -------        -------        -------
Net income  (loss) per common share(5)   $(1.87)        $(0.12)          $0.18         $0.19          $0.21          $0.14
                                        -------        -------        -------        -------        -------        -------
Cash dividends per common share               -              -               -             -              -              -
Weighted average common and common
   equivalent shares                      4,930          4,055           5,757         5,546          4,941          4,855

                                             At             At             At             At             At             At
                                        December 31,   December 31,   December 31,   December 31,   February 29,   February 28,
                                            1995           1994           1993           1992           1992           1991
                                        -------        -------        -------        -------        -------        -------
Consolidated Balance Sheets Data:
Working capital                         $13,732        $13,527         $10,054        $8,456         $2,328         $4,518
Total assets                             54,849         68,005          53,761        44,634         12,092         12,103
Long-term obligations                    17,373          8,927          10,362        10,533            420          2,423
Stockholders' equity                     10,674         19,593          12,814         8,734          7,803          6,810



NOTE 1: On May 19, 1992, Pages, in a transaction accounted for as a purchase, acquired the outstanding stock of School Book Fairs, Inc. and affiliated entities. The aggregate cost of this transaction, including major debt refinancing, approximated $8,841,000. Additionally, during 1992, the Company changed its year end from February 28 to December 31.

NOTE 2: Pursuant to the Financial Accounting Standards Board (FASB) statement of Financial Accounting Standards (SFAS) No. 109, issued in February, 1992, the Company, effective March 1, 1991, recorded a deferred tax asset of $828,287 with a corresponding credit to income.

NOTE 3: For the ten months ended December 31, 1992, the tax provision included an $812,400 tax benefit attributable to the Company's reassessment of the future realizability of deferred tax assets.

NOTE 4: Adjusted to give effect to five-for-four stock split in each of April 1990 and October 1993.

NOTE 5: Represents earnings per common and common equivalent share both on a primary and a fully diluted basis. On a fully diluted basis, dilution is less than 3%.

NOTE 6: The tax provision was an allowance against previously recorded deferred tax assets.

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

     During 1994 and 1993, the Company acquired several businesses involved in the distribution and publishing of children's literature, including the Junior Library Guild, National Library Service and Cornerstone Books from Bantam Doubleday Dell Publishing Group, Inc. in 1994 and Parents Magazine Read Aloud Book Club from the publisher of Parents Magazine in 1993. The aggregate cost of these acquisitions approximated $2.9 million and $1.7 million in 1994 and 1993, respectively, and was paid with a combination of cash, Common Shares, and notes. The transactions were accounted for as purchases and, as a result, the operations of the acquired entities are included in the Company's consolidated financial statements commencing with the respective dates of acquisition. However, the Read Aloud Book Club is reflected as a discontinued operation in the accompanying consolidated financial statements.

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

    In October of 1995, the Company received four Notices of Deficiency from the IRS relating to this examination. The Notices of Deficiency assessed additional income taxes of $4,693,681 and penalties of $1,358,630. Using a constant annual interest rate of 9%, interest payable as of December 31, 1995, on the aforementioned asserted deficiencies would approximate $4,200,000.The asserted deficiencies are attributable primarily to a restructuring of SBF and related entities that occurred on August 31, 1988, in which, along with other events, certain assets were transferred between related companies. The IRS has challenged, among other things, the values assigned to those assets by the parties to the transaction, contending that the assets were undervalued and that SBF recognized a substantial taxable gain in the transaction. The Company intends to vigorously contest the various assertions made by the IRS in the notices of deficiency and believes the IRS's position regarding the adjustments to taxable income is substantially overstated. The Company has retained the law firm of Akin, Gump, Strauss, Hauer & Feld as counsel, and in January 1996, filed petitions with the Tax Court disputing the IRS valuation of the assets transferred, and other points in the IRS assessment.

     The Company is unable to determine the ultimate outcome of this uncertainty and accordingly, has not provided for any additional amounts in excess of the $2 million relating to this assessment in its fiscal 1995 financial statements. Should the IRS prevail on its entire $6.1 million of proposed income taxes and penalties and $4.2 of potential interest as of December 31, 1995, the additional $8.3 million above the $2 million recorded by the Company during 1993 would approximate $1.60 per common share outstanding.

Disposal and Phase Out of Certain Children's Literature Business Segment Distribution Channels

    During 1995, the Company disposed of or phased out the operations of several acquisitions made in 1993 and 1994 and curtailed the distribution of early childhood product through the mail to pre-schools and daycare centers. Combined revenues, included in the accompanying consolidated financial statements, of the aforementioned operations for 1995, 1994 and 1993 approximated $2,300,000, $3,400,000, and $2,300,000, respectively. The combined costs and expenses associated with the aforementioned operations including loss on disposition or phase out included in cost of goods sold and selling, general and administrative expenses in the accompanying consolidated financial statements for 1995, 1994 and 1993 approximated $2,700,000, $3,300,000 and $1,518,000, respectively.

Subsequent Events -Disposition of United Kingdom and Discontinuance of Canadian Distribution Channel

     On March 6, 1996, the Company sold its United Kingdom subsidiary. Revenues in US dollars for the United Kingdom subsidiary for the years ended December 31, 1995, 1994 and 1993 approximated $11,264,000, $12,173,000, and $11,969,000, respectively, with income/(loss) before income taxes of approximately $(1,197,000), $(276,000), and $57,000, for the same years.

     On March 13, 1996, the Company discontinued its Canadian distribution channel. Revenues in U.S. dollars for the Canadian distribution channel for the years ended December 31, 1995, 1994, and 1993 approximated $3,322,000, $3,406,000, and $3,631,000, respectively, with loss before income taxes of approximately $(386,000), $(367,000) and $(344,000) for the same years.

Trends

     The Company believes that the public's interest in education and general demographic conditions will continue for the foreseeable future to have a favorable impact on the Company's domestic operations, particularly with regard to the sale of children's literature products. Additionally,
public  elementary  and  secondary  enrollment  is  projected   to continue  to
grow through the year 2000. As the population of school children increases, the number of schools and teachers will likely increase.

     For the Spring 1996 book fair season, the number of domestic events delivered through March 25, 1996 were approximately 15% less than the same season in 1995. Additionally, the remaining scheduled events for the Spring 1996 season are 15% less than the same time in the previous year. The Company anticipates this trend to hold through the Spring 1996.

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

Discontinued Operations

    In 1995, the Company adopted plans to discontinue the operations of its Read Aloud Book Club division (the "Club"). The Club is accounted for as a discontinued operations in the accompanying consolidated statements of operations. The Club's results of operations for the years ended December 31, 1994 and 1993 have been reclassified in order to conform with the current year's presentation.

Results of Operations

     The table below sets forth certain financial data expressed as a percentage of revenues (percentage may not total 100% due to rounding):


                                          Percentage of Revenues
                               ---------------------------------------------
                               Twelve Months    Twelve Months  Twelve Months
                                   Ended            Ended          Ended
                                December 31,     December 31,   December 31,
                                    1995             1994           1993
                               ---------------------------------------------

Total revenue                      100.0%           100.0%           100.0%
Cost of goods sold                  61.8              60.0            60.5
                                   ------           ------           ------

Gross profit                        38.2              40.0            39.5
Selling, general,and                38.9              36.5            34.0
   administration
Interest                             3.0               2.2             1.7
Depreciation and amortization        2.1               1.8             1.7
Foreign exchange                       _              (0.1)            0.0
                                   ------           ------           ------

Income (loss) from continuing
operationsbefore income taxes       (5.8%)           (0.5%)           2.1%
                                   ------           ------           ------


Year Ended December 31, 1995, Compared to Year Ended December 31, 1994

     Consolidated revenues for the year ended December 31, 1995 approximated $72.8 million compared to approximately $76.3 million for the year ended December 31, 1994, a decrease of 4.6% or approximately $3.5 million. The Company's children`s literature business segment accounted for approximately $50.1 million compared to approximately $50.9 million of revenues in 1994, a decrease of 1.7%, or approximately $800,000. The decrease in children's literature business segment revenues is attributable to the following: an approximate $2 million decrease in book fair sales ($1.1 million in the domestic market and $900,000 in the foreign market) with an offset of an approximate $1.2 million increase in school and library sales.

     The Company's incentive/recognition awards business segment accounted for approximately $22.7 million in revenues for the year ended December 31, 1995, compared to $25.2 million in revenues for the year ended December 31, 1994, a decrease of 10% or approximately $2.5 million. The decline in revenue was due to disappointing year end holiday sales and a decrease in volume on certain existing customers coupled with delayed redemption on new accounts. The majority of revenues generated by the incentive/recognition awards business segment are from the sales of products, and revenues from services are insignificant.

     International revenues in U.S. dollars associated with the children's literature business segment were approximately $14.6 million for the year ended December 31, 1995, compared to $15.6 million for the year ended December 31, 1994. In local currencies, international revenues for 1995 decreased by 8.1% from 1994 revenues; however, due to foreign currency fluctuations, the 1995 U.S. dollar revenues from foreign operations declined by 6.4% from the prior year.

    Consolidated cost of goods sold was approximately $45.0 million for the year ended December 31, 1995, compared to approximately $45.9 million for the year ended December 31, 1994, a decrease of 1.9% or approximately $900,000. The Company's children's literature business segment accounted for approximately $31.2 million of costs of goods sold for the year ended December 31, 1995, compared to approximately $30.4 million for the year ended December 31, 1994, an increase of 2.6% or approximately $800,000. As a percentage of revenues from the children's literature business segment, cost of goods sold increased to 63.5% in 1995 from 59.8% in 1994. The increase in cost of goods sold in the children's literature business segment is principally due to erosion in margin, change in product mix and the related channel of product distribution.

     The Company's incentive/recognition awards business segment accounted for approximately $13.8 million of cost of goods sold for the year ended December 31, 1995, compared to approximately $15.5 million of cost of goods sold for the year ended December 31, 1994, a decrease of 10.7% or approximately $1.7 million. The decrease in cost of goods sold was attributable to the decrease in revenues. As a percentage of revenues from the incentive/recognition awards business segment, cost of goods sold improved to 61.1% in 1995 from 61.4% in 1994. The 0.3% decrease in cost of goods sold is principally attributable to the change in product mix.

     Consolidated selling, general, and administrative expense was approximately $28.3 million for the year ended December 31, 1995, compared to approximately
$27.8 million for the year ended December 31, 1994, an increase of 1.7% or approximately $500,000. Selling, general, and administrative expense associated with the Company's children's literature business segment was approximately $19.0 million for the year ended December 31, 1995, compared to approximately
$18.0 million for the year ended December 31, 1994, an increase of 5.5% or approximately $1.0 million. The increase in selling, general and administrative expenses attributable to the children's literature business segment in 1995 was due to reflecting a full year of expense relating to 1994 business acquisitions as well as additional expenses relating to the operations of the 1995 business acquisitions and expenditures to further develop historical and acquired channels of distribution. Additionally, the 1995 expense includes approximately $400,000 of costs associated with the disposal and phasing out of operations.

     Selling, general, and administrative expense associated with the Company's incentive/recognition awards business was approximately $8.2 million for the year  ended  December 31, 1995, compared to approximately $8.8 million  for  the year ended December 31, 1994, a decrease of 7% or approximately $600,000. The decrease in selling, general and administrative expenses was due to decreased sales and cost reduction efforts implemented by the Company.

     Consolidated general corporate and administrative expense was approximately $1.1 million for the year ended December 31, 1995, compared to $1.0 million for the year ended December 31, 1994, an increase of 10% or $100,000.

     Consolidated interest expense was approximately $2.2 million for the year ended December 31, 1995, compared to $1.7 million for the year ended December 31, 1994, an increase of 30% or $500,000. During 1995, the children's literature business segment had higher levels of borrowings at higher interest rates. The average outstanding debt by quarter in 1995 approximated $23.9 million compared to $23.3 million for 1994. Additionally, the average interest rate for 1995 approximated 9.3% compared to approximately 7.9% for 1994. The higher levels of borrowings resulted from seasonal needs, business acquisitions and business expansion.

     Consolidated depreciation and amortization expense was approximately $1.5 million for the year ended December 31, 1995, compared to $1.4 million for the year ended December 31, 1994, an increase of 5.2% or approximately $100,000. The increase in depreciation and amortization expense in 1995 was primarily due to the inclusion of a full year of expense in 1995 for acquisitions made in the children's literature business segment in 1994, which increased depreciable and amortizable assets. The increase is due also to the addition of depreciable and amortizable assets associated with the 1995 business acquisitions in the children's literature business segment.

     The provision for income taxes reflects a reserve for previously recorded deferred tax assets, as required by SFAS No 109.


Year Ended December 31, 1994, Compared to Year Ended December 31, 1993

     Consolidated revenues for the year ended December 31, 1994, approximated $76.3 million compared to approximately $76.5 million for the year ended December 31, 1993, a decrease of 0.2% or approximately $200,000. The Company's children's literature business segment accounted for approximately $50.9 million of revenues for the year ended December 31, 1994, compared to approximately $46.9 million of revenues for the year ended December 31, 1993, an increase of 8% or approximately $4 million. The increase in children's literature segment revenues is principally due to the inclusion of a full year of revenues in 1994 for 1993 business acquisitions as well as revenues generated from 1994 business acquisitions (book clubs and upscale book fairs). Although revenues were up, they were less than anticipated.

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

    Consolidated cost of goods sold was approximately $45.9 million for the year ended December 31, 1994, compared to approximately $46.3 million for the year ended December 31, 1993, a decrease of 1% or approximately $400,000. The Company's children's literature business segment accounted for approximately $30.4 million of costs of goods sold for the year ended December 31, 1994, compared to approximately $27.1 million for the year ended December 31, 1993, an increase of 12% or approximately $3.3 million. The increase in cost of goods sold in 1994 is due to the increase in revenues. As a percentage of revenues from the children's literature business segment, cost of goods sold increased, registering 59.6% during 1994 compared to 57.9% during 1993. The 1.7% increase in cost of goods sold as a percentage of revenues is due to the adverse effect of competitive pricing pressures somewhat offset by the favorable gross margin impact of distributing product through additional channels.

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

     Consolidated selling, general, and administrative expense was approximately $27.8 million for the year ended December 31, 1994, compared to approximately
$26.1 million for the year ended December 31, 1993, an increase of 6.8% or approximately $1.7 million. Selling, general, and administrative expense associated with the Company's children's literature business segment was approximately $18.0 million for the year ended December 31, 1994, compared to approximately $16.8 million for the year ended December 31, 1993, an increase of 7% or approximately $1.2 million. Approximately $400,000 of the increase in selling, general and administrative expenses attributable to the children's literature business segment in 1994 was due to reflecting a full year of expense relating to 1993 business acquisitions as well as an approximate $500,000 additional expenses relating to the operations of the 1994 business acquisitions and approximately $300,000 of expenditures to further develop historical acquired channels of distribution.

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

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash generated from operating activities from both of its business segments, amounts available under its existing credit facilities, and proceeds from the public offering of Common Shares during the third quarter of 1994. The Company's primary uses of funds consist of financing inventory and receivables for both business segments.


     The following table presents a historical summary of the Company's cash flows (in thousands):

                                       1995           1994           1993
                                  ---------------------------------------

Cash  provided  by (used) in
   operating activities           $   3,269       $ (6,737)     $  (4,305)
Capital expenditures                   (586)          (854)        (1,363)
Net (payments) borrowings on debt    (2,420)         3,336          3,554
   obligations
Payment for Company acquisitions       (779)        (2,720)          (558)
Proceeds from issuance of  Common       275          7,206          2,140
   Shares
Other                                   102            141              2
                                  ---------       --------      ---------
Increase(decrease) in cash        $    (139)      $    372      $    (530)
                                  ---------       --------      ---------


     During early March 1996, the Company disposed of its foreign operations. The $11,287,500 of proceeds were used to pay off the debt due Lloyds Bank, pay down the revolving lines, and for working capital. On March 27, 1996 the Company negotiated a new $16 million revolving credit facility to replace the previous $25 million of domestic bank credit line. The credit facility consists of the following: a $5 million long-term credit loan for use in the incentive/recognition awards business (the "CA Short Line"), a $11 million long-term credit loan for the use in the children's literature business (the "School Book Fairs Line"). Both lines are due in full on June 1, 1997, subject to annual renewal.

     The Company anticipates that operating cash flows during the next twelve months, coupled with the long-term credit facilities will, cover operating expenditures and meet the current maturities on long-term obligations. The Company does not anticipate any material expenditures for property, plant and equipment during the next twelve months. Should the Internal Revenue Service prevail in a potential tax assessment, it would place additional demands on the Company's cash and lines of credit.

     During 1995, Gruner + Jahr Printing and Publishing Company ("G+J") filed an action against the Company seeking in excess of $900,000 in damages which have been stayed by the court pending the resolution of an action filed by the Company in federal court against G+J and Gareth Stevens, Inc., seeking compensation arising out of the Company's purchase from G+J of the Read Aloud Book Club. Gareth Stevens, Inc., filed a counterclaim in the action seeking an unspecified amount of damages. The federal court action is in the pleading and discovery stage and it is not possible at this time to predict the outcome. However, if the Company is unsuccessful in its action and G+J and Gareth Stevens are successful, the Company's liquidity may be adversely affected.

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

     Previously reported on Form 8-K dated November 2, 1994 and Form 8-K/A relating thereto.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

     The following table sets forth certain information concerning the directors and executive officers of the Company.

                                                                  Director or
                                                                   Executive
          Name        Age              Position (1)              Officer Since

S. Robert Davis (2)   57   Chairman of the Board
                           Assistant Secretary, and Director         1990

Richard A. Stimmel    57   President,  Treasurer and  Director;
                           President of School Book Fairs, Inc.      1981

Charles R. Davis (2)  34   Executive Vice President, Secretary,
                           and Director; President of Clyde A.       1983
                           Short Company, Inc.

Randall J. Asmo       31   Vice President                            1992

Juan F. Sotos, M.D.   68   Director                                  1992

Robert J. Tierney     48   Director                                  1992






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

     The following table shows, for the fiscal years ended December 31, 1995, 1994, and 1993, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to the Company's President and each of its four other most highly paid executive officers (the "Named Executive Officers") in the principal capacity in which they served:

                           Summary Compensation Table
                                                                                             Long-term
                                                                                           Compensation
                                               Annual     Compensation
Name and                                                                 Other Annual    Number of Options
Principal Position              Year           Salary         Bonus      Compensation       Awarded(1)
S. Robert Davis,              12/31/95        $183,180         $0        $209,368(2)             0
Chairman                      12/31/94        $185,000         $0             $0                 0
                              12/31/93        $185,000         $0             $0                 0

Richard A. Stimmel,           12/31/95        $158,180         $0        $349,719(2)             0
President                     12/31/94        $160,000         $0             $0                 0
                              12/31/93        $160,000         $0             $0                 0

Charles R. Davis,             12/31/95        $147,896         $0        $103,389(2)             0
Executive Vice President      12/31/94        $140,000         $0             $0                 0
                              12/31/93        $140,000         $0             $0                 0

John C. Sontheimer,(3,4)      12/31/95        $131,261         $0          $480(4)               0
Senior Vice President         12/31/94        $150,000         $0         $2,658(4)              0
                              12/31/93        $150,000         $0         $4,990(4)           12,000

Richard B. Erven,(3,5,6)      12/31/95        $33,826          $0         $9,710(6)              0
Managing Director of          12/31/94        $166,378         $0         $5,787(6)              0
School Book Fairs, Ltd.       12/31/93        $136,963       $22,575      $4,810(6)           36,250


(1) Stock options previously granted to the Named Executive officers, by their terms, automatically adjust to reflect certain changes in the outstanding Common Shares of the Company, including stock dividends.

(2) Represents the difference between the fair market value of the Common Shares received and the stock option exercise price on the date of exercise.

(3) Mr. Erven left the Company in March of 1995 and Mr. Sontheimer left the Company in May of 1995, compensation amounts include severance.

(4) Represents, for the years ended December 31, 1995, 1994, and 1993, contributions to Mr. Sontheimer's 401(k) retirement plan in the amount of $0, $2,082 and $4,510, respectively, and life insurance premiums paid for the benefit of Mr. Sontheimer in the amounts of $480, $576 and $480, respectively. Two hundred thousand dollars in term life insurance was provided to Mr. Sontheimer as part of the health insurance plan provided to employees of SBF generally.

 (5) The amounts shown for Mr. Erven represent the estimated U.S. dollar equivalent of salary and bonus paid or accrued in Pounds Sterling per U.S. Dollar, based upon a weighted average of $1.5825 for the first three months of 1995, and, $1.542 and $1.505 for each Pound Sterling for the years ended December 31, 1994, and 1993, respectively. Conversion fluctuations during the periods, ranged from 1.839 to 1.478 Pounds Sterling per U.S. Dollar. The bonus amount paid to Mr. Erven represents a bonus arrangement established for Mr. Erven prior to the Company's acquisition of School Book Fairs, but paid subsequent to such acquisition.

(6) Represents the estimated U.S. Dollar equivalent (based upon a weighted average of $1.5825 for the first three months of 1995, and, $1.542, and $1.505 for each Pound Sterling for the years ended December 31, 1994 and 1993, respectively) of contributions to an annuity insurance retirement product purchased for the benefit of Mr. Erven prior to the Company's acquisition of School Book Fairs, the cost of a Company-provided health club membership, health benefits, and the estimated value of the personal use of a Company-provided automobile.

Compensation Committee Interlocks and Insider Participation

    Juan F. Sotos, M.D. and Robert J. Tierney served as the Executive Compensation Committee during the last fiscal year. Neither Dr. Tierney nor Dr. Sotos serve or have served as an employee of the Company or any of its subsidiaries. Richard A. Stimmel, the Company's President, served on the Executive Compensation Committee along with Drs. Tierney and Sotos during the last fiscal year. None of such persons serves on the Board of Directors of any other public company.

Executive Compensation Committee's Report on Executive Compensation

    The Executive Compensation Committee (the "Committee") has designed its executive compensation policies to provide incentives to its executives to focus on both current and long-term Company goals, with an overriding emphasis on the ultimate objective of enhancing stockholder value. The Committee has followed an executive compensation program, comprised of cash and equity-based incentives, which recognizes individual achievement and encourages executive loyalty and initiative. The Committee considers equity ownership to be an important factor in providing executives with a closer orientation to the Company and its stockholders. Accordingly, although no options were granted during 1995, the Committee encourages equity ownership by its executives through the grant of options to purchase Common Stock. Similarly, the Committee believes the Company's Employee Stock Purchase Plan encourages employees to build a meaningful stake in the Company, further aligning their interests with those of the stockholders.

    The Company believes that providing attractive compensation opportunities is necessary to assist the Company in attracting and retaining competent and experienced executives. Base salaries for the Company's executives, and the executives employed by the Company's subsidiaries, have historically been established on a case-by-case basis by the Board of Directors, based upon current market practices and the executive's level of responsibility, prior experience, breadth of knowledge, and salary requirements. Since its appointment in March, 1993, the Committee has carried forward those policies. The base salaries of executive officers have historically been reviewed annually by the Board of Directors and are now reviewed annually by the Committee. Adjustments to such base salaries have been made considering: (a) historical compensation levels; (b) the overall competitive environment for executives; and
(c) the level of compensation necessary to attract and retain executive talent. Stock options have historically been awarded upon hiring, promotion, or based upon merit considerations. As the value of a stock option is directly related to the market price of the Company's Common Stock, the Board of Directors believes the grant of stock options to executives encourages executives to take a view toward the long-term performance of the Company. Other benefits offered to executives are generally the same as those offered to the Company's other employees.

    The Committee utilizes the same policies and considerations enumerated above with respect to compensation decisions regarding the Company's President (its chief executive officer), Richard A. Stimmel. Mr. Stimmel's 1995 base salary was determined primarily by reference to his historical compensation, his level of responsibility, his historical performance, and the Company's desire to retain his continued service. The Committee believes its compensation policies with respect to its President promote the interests of the Company and its Stockholders through current motivation of the President coupled with an emphasis on the Company's long-term success.

Option Holdings

    The following table sets forth information with respect to unexercised options held by such officers as of the end of the year:

                     Year End Option Values

                      Number of Unexercised    Value of Unexercised In-the-Money
                       Options at Year End           Options at Year End (1)
                   ---------------------------    ------------------------------
Name               Exercisable   Unexercisable    Exercisable      Unexercisable
                   -----------   -------------    -----------      -------------
Richard A. Stimmel   579,622           -            $369,005              -
S. Robert Davis      462,872           -             271,192              -
Charles R. Davis     535,115           -             355,876              -


(1) The value of unexercised in-the-money options at year end represents the difference between the fair market value of the Common Shares underlying the options on December 29, 1995, and the exercise price of the options.


Performance Graph

    The following line graph compares the yearly change in the Company's total return to its Stockholders as compared to total return of the Center for Research in Securities Prices Total Return Index for the NASDAQ Stock Market (U.S.) and the Standard & Poors Publishing Group, assuming a common starting point of 100 for the five-year period from December 31, 1990 to December 31, 1995. Total stockholder return for the Company, as well as for the Indexes, was determined by adding (a) the cumulative amount of dividends for a given year (assuming dividend reinvestment), and (b) the difference between the share price at the beginning and at the end of the year, the sum of which is then divided by the share price at the beginning of such year.


COMPARISION OF FIVE YEAR CUMULATIVE RETURN AMONG PAGES, INC, NASDAQ NMS COMP,
AND S&P PUBLISHING


Fiscal Year Covered           Pages, Inc.      NASDAQ Comp      S&P Publishing
Measurment Point 12/31/90        100.00           100.00          100.00

12/31/91                         147.37           157.26          123.14
12/31/92                         326.32           181.97          143.80
12/31/93                         565.79           208.03          182.57
12/31/94                         236.84           202.97          175.89
12/31/95                          85.53           285.26          226.67


ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of March 1, 1996, with respect to the beneficial ownership of shares of the Company's common stock by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, by each director, by the President and each of the Company's four other most highly paid executive officers serving as of December 31, 1995, and by all directors and executive officers of the Company as a group:

                                        Amount and Nature
                                          of Beneficial           Percent
Name and Address                          Ownership(1)          of Class(2)
- -----------------------------             -------------         -----------

S. Robert Davis                            1,276,572 (3)             22.64%
801 94th Avenue North
St. Petersburg, Florida 33702

Richard A. Stimmel                           685,459 (4)             11.91%
801 94th Avenue North
St. Petersburg, Florida 33701

Charles R. Davis                             631,716 (5)             11.06%
801 94th Avenue North
St. Petersburg, Florida 33702

American Home Building Corporation            164,062 (6)             3.17%
5720 Avery Road
Dublin, Ohio  43016

Juan F. Sotos, M.D.                            57,812                 1.12%
4400 Squirrel Bend
Columbus, Ohio 43220

Robert J. Tierney                               2,760                 0.05%
4805 Olentangy Blvd.
Columbus, Ohio 43214

Carret and  Company, Inc.
560 Lexington Ave.
New York, New York 10022                      423,500                 8.81%

All    executive    officers    and
directors
 as a group (6 persons)                     2,889,631 (7)            42.61%


(1)  Represents sole voting and investment power unless otherwise indicated.

(2) Based on 5,175,843 shares of common stock outstanding as of March 1, 1996, plus, as to each person listed, that portion of the 2,295,516 unissued shares of common stock subject to outstanding options and warrants which may be exercised by such person, and as to all officers and directors as a group, unissued shares of common stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options.

(3) Includes 11,000 shares owned by Mr. Davis' wife as to which Mr. Davis disclaims beneficial ownership and includes 462,872 unissued Common Shares as to which Mr. Davis has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days. Does not include Common Shares owned by American Home Building Corporation as to which Mr. Davis could be deemed to have beneficial ownership.

(4) Includes 579,622 unissued Common Shares as to which Mr. Stimmel has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days. Does not include Common Shares owned by American Home Building Corporation as to which Mr. Stimmel could be deemed to have beneficial ownership.

(5) Includes 781 shares owned by Mr. Davis' wife and 3,874 shares owned by Mr. Davis' children as to which Mr. Davis disclaims beneficial ownership and includes 535,115 unissued Common Shares as to which Mr. Davis has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days. Does not include Common Shares owned by American Home Building Corporation as to which Mr. Davis could be deemed to have beneficial ownership.

(6) American Home Building Corporation is a private corporation owned equally by
S. Robert Davis, Charles R. Davis, and Richard A. Stimmel. Therefore, 54,687 of the 164,062 Common Shares owned by American Home Building Corporation could be attributed to each of Messrs. Davis, Davis, and Stimmel. Accordingly, S. Robert Davis could be deemed the beneficial owner of 1,331,259 Common Shares, constituting 23.61% of the class; Charles R. Davis could be deemed the beneficial owner of 686,403 Common Shares, constituting 12.02% of the class; and Richard A. Stimmel could be deemed the beneficial owner of 740,146 Common Shares, constituting 12.86% of the class.

(7) The number of shares of common stock beneficially owned by all officers and directors as a group includes 1,605,734 unissued shares of common stock as to which they have the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days, 4,655 shares of common stock owned by Mr. Charles Davis' wife and children as to which Mr. Davis disclaims any beneficial ownership, and 11,000 shares of common stock owned by Mrs. S. Robert Davis as to which Mr. Davis disclaims any beneficial ownership. This number also includes 7,500 shares owned and 28,125 unissued shares of common stock as to which Randall J. Asmo, an officer of the Company, has the right to acquire beneficial ownership upon exercise of stock options within the next 60 days; 57,812 shares owned by Dr. Juan Sotos, a Director of the Company; 2,760 shares owned by Dr. Tierney, a Director of the Company; 164,062 shares of common stock held by American Home Building Corporation, to which Messrs. Davis, Davis, and Stimmel could be deemed to have beneficial ownership.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements:

             Incorporated by reference to List of Financial Statements and Financial Statement Schedule following "Signatures."

     2.   Financial Statement Schedule:

            Incorporated by reference to List of Financial Statements and Financial Statement Schedule following "Signatures."

     3.  Exhibits:

               Incorporated by reference to Exhibit Index immediately following Financial Statement Schedule.

(b) Reports on Form 8-K filed by the Registrant during the quarter ended December 31, 1995.

      The Company filed a report on Form 8-K dated October 6, 1995 under Item 5 describing the settlement of the Class Action Law Suit filed on February 28, 1995.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PAGES, INC.
                                   (Registrant)

Dated:  __________________________        By:  _______________________________
                                               Richard A. Stimmel
                                               Principal Accounting and
                                               Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated:   _________________________        By:  _______________________________
                                               S. Robert Davis
                                               Chairman of the Board, and
                                               Director


Dated:  __________________________        By:  _______________________________
                                               Richard A. Stimmel
                                               President, Treasurer, and
                                               Director


Dated:  __________________________        By:  ________________________________
                                               Charles R. Davis
                                               Executive Vice President, and
                                               Director

     ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1995

     PAGES, INC. AND SUBSIDIARIES

     ST. PETERSBURG, FLORIDA

     FORM 10-K--ITEM 8, ITEM 14(a)(1), (2) AND (d)

     LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of PAGES, Inc. and Subsidiaries are included in Item 8:

Independent Auditors' Reports

     Deloitte & Touche LLP - for the years ended December 31, 1995 and 1994.

     Hausser + Taylor and Arthur Andersen - for the year ended December 31, 1993

Consolidated statements of operations--
     Years ended December 31, 1995, 1994 and  1993.

Consolidated balance sheets--
     December 31, 1995 and December 31, 1994

Consolidated statements of cash flows--
     Years ended December 31, 1995, 1994, and 1993.

Consolidated statements of stockholders' equity--
     Years ended December 31, 1995, 1994, and  1993.

Notes to the consolidated financial statements--
     Years ended December 31, 1995, 1994 and 1993.

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of PAGES, Inc.
St. Petersburg, Florida


We have audited the accompanying consolidated balance sheets of PAGES, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also include the information included in the consolidated financial statement schedule listed in the index at Item 14(d) as of and for the years ended December 31, 1995 and 1994. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits. The Company's consolidated financial statements and consolidated financial statement schedule for the year ended December 31, 1993 was audited by other auditors whose reports thereon dated March 25, 1994 and March 23, 1994 expressed unqualified opinions on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule as of and for the years ended December 31, 1995 and 1994, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Tampa, Florida
March 27, 1996

              REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
Pages, Inc.

       We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Pages, Inc. and Subsidiaries, for the year ended December 31, 1993 and the financial statement schedule as listed in Item 14 (a)(1) and (2) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the combined financial statements of Great British Book Fairs, Inc. and School Book Fairs Limited, wholly-owned subsidiaries, for the year ended December 31, 1993, which statements reflect revenues of 15.6% of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Great British Book Fairs, Inc. and School Book Fairs Limited, is based solely on the report of the other auditors.

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

      In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Pages, Inc. and Subsidiaries, their cash flows and changes in stockholders' equity for the year ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly the information required to be included therein.


/s/ Hausser + Taylor

HAUSSER + TAYLOR

Columbus, Ohio
March 25, 1994

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


/s/ Arthur Andersen

Arthur Andersen
Chartered Accountants and Registered Auditors

1 Surrey Street
London
WC2R 2PS

23 March 1994

                          PAGES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1995, 1994 and 1993
              ----------------------------------------------------

                                           1995           1994          1993
                                       -----------    -----------   -----------

Revenues                               $72,820,881     $76,336,093  $76,530,717
                                       -----------     -----------  -----------
Costs and Expenses:
   Cost of goods sold                   45,008,659      45,865,088   46,324,769
   Selling, general and administrative  28,311,408      27,835,195   26,053,812
   Interest                              2,217,580       1,704,897    1,280,761
   Depreciation and amortization         1,495,220       1,408,093    1,307,660
   Foreign exchange                         12,245         (69,804)      (4,323)
                                       -----------    -----------   -----------
                                        77,045,112      76,743,469   74,962,679
                                       -----------    -----------   -----------


Income/(loss)from continuing
   operations before income taxes       (4,224,231)       (407,376)   1,568,038

(Provision)/ benefit for income taxes   (2,119,400)        168,700     (568,000)
                                       -----------    -----------   -----------

Income/(loss) from continuing
   operations                           (6,343,631)       (238,676)   1,000,038

Discontinued operations:
   Income/(loss) from operations of
      discontinued division             (2,226,088)       (233,756)      10,482
   Loss on abandonment of
      discontinued division               (650,000)              -            -
                                       -----------    -----------   -----------

NET INCOME/(LOSS)                      $(9,219,719)   $   (472,432) $ 1,010,520
                                       -----------    -----------   -----------

Income/(loss) per common share:
Income/(loss) from continuing          $     (1.29)   $      (0.06) $      0.18
   operations
Discontinued operations                      (0.58)          (0.06)           -
                                       -----------    -----------   -----------
Income/(loss) per common share         $     (1.87)   $      (0.12) $      0.18
                                       -----------    -----------   -----------

Weighted average common and
   common equivalent shares              4,930,000       4,055,000    5,757,000
                                       -----------    -----------   -----------

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                          PAGES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994
                           --------------------------

                     ASSETS                             1995           1994
                     ------                        -----------    -----------
Current Assets:
   Cash                                            $   532,855    $   671,602
   Accounts receivable, net of allowance for
      doubtful accounts of $457,000 and $168,000
      respectively                                   9,931,548     13,965,086
   Inventory                                        27,840,561     33,014,774
   Prepaid expenses                                  2,229,829      3,394,212
   Deferred income taxes                                     -      1,966,200
                                                   -----------    -----------
      Total current assets                          40,534,793     53,011,874
                                                   -----------    -----------
Buildings and equipment:
   Buildings                                         4,256,881      4,360,079
   Equipment                                         5,810,714      5,696,782
                                                   -----------    -----------
                                                    10,067,595     10,056,861
   Less accumulated depreciation                    (3,442,661)    (3,014,424)
                                                   -----------    -----------
                                                     6,624,934      7,042,437
   Land                                                631,468        636,468
                                                   -----------    -----------
      Total property and equipment, net              7,256,402      7,678,905
                                                   -----------    -----------



Other assets:
   Cost in excess of net assets acquired, net of
      accumulated amortization of $479,075 and
      $312,345, respectively                         5,994,579      5,903,553
   Deferred income taxes                                     -        153,200
   Other                                             1,063,701      1,257,872
                                                   -----------    -----------
                                                     7,058,280      7,314,625
                                                   -----------    -----------

TOTAL ASSETS                                       $54,849,475    $68,005,404
                                                   -----------    -----------

                The accompanying notes are an integral
            part of the consolidated financial statements.

                          PAGES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                      December 31, 1995 and 1994

LIABILITIES AND STOCKHOLDERS' EQUITY                    1995             1994
                                                 -----------      -----------

Current Liabilities:
  Accounts payable                                $8,394,054      $10,887,683
  Short-term  debt  obligations                    5,635,552       16,234,074
  Accrued liabilities                              2,417,940        2,948,896
  Accrued tax liabilities                          3,216,088        3,248,821
  Deferred revenue                                 6,970,220        6,139,486
  Current installments on capitalized lease
    obligations                                      168,619           26,468
                                                 -----------      -----------
      Total current liabilities                   26,802,473       39,485,428
                                                 -----------      -----------

Long-term debt and capital lease obligations      17,373,403        8,927,312
                                                 -----------      -----------

Commitments and contingencies

Stockholders' Equity:
  Preferred shares: $.01 par value; authorized
    300,000 shares; none issued and outstanding
  Common shares: $.01 par value;
    authorized 20,000,000 shares; issued
    5,474,556 shares and 5,087,921 shares,
    respectively                                      54,746           50,879
  Capital in excess of par value                  22,760,194       22,489,048
  Foreign currency translation, net of tax          (374,654)        (400,295)
  Accumulated deficit                           ( 11,525,564)      (2,305,845)
                                                 -----------      -----------
                                                  10,914,722       19,833,787

  Less 298,713 shares of common stock in
    treasury, at cost                               (241,123)        (241,123)
                                                 -----------      -----------

    Total stockholders' equity                    10,673,599       19,592,664
                                                 -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $54,849,475      $68,005,404
                                                 -----------      -----------

                     The accompanying notes are an integral
            part of the consolidated financial statements.

                     PAGES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the years ended December 31, 1995, 1994 and 1993
        ----------------------------------------------------


                                                 1995        1994         1993
                                         ------------  ----------   ----------
Cash flows from operating activities:
  Net (loss)/income                      $ (9,219,719) $ (472,432)  $1,010,520
                                         ------------  ----------   ----------
  Adjustments to reconcile net
   (loss)/income to cash provided by
   (used in) operating activities:
    Depreciation and amortization           1,495,220   1,408,093    1,307,660
    Deferred income taxes                   2,119,400    (168,700)     550,000
    Foreign exchange                           12,245     (69,804)      (4,323)
    Loss/(gain) on sale of property and
    equipment                                  15,909         194       (4,728)
    Bad debt expense                          146,000     148,230       29,926
    Write-off of intangible assets            349,753

Changes in assets and liabilities net of effects of
  acquisitions by children's literature segment:
    (Increase) decrease in assets:
    Accounts receivable                     4,238,330  (1,941,902)  (2,371,831)
    Inventory                               5,258,045  (6,846,635)  (3,761,611)
    Prepaid expenses and other assets       1,260,362  (1,010,586)    (328,837)
    Increase (decrease) in liabilities:
    Accounts payable and accrued
    liabilities                            (2,887,614)    686,620   (1,505,424)
    Deferred revenue                          480,734   1,530,046      774,141
                                         ------------  ----------   ----------
Total adjustments                          12,488,384  (6,264,444)  (5,315,027)
                                         ------------  ----------   ----------
Net cash provided by (used in) operating
  activities                                3,268,665  (6,736,876)  (4,304,507)
                                         ------------  ----------   ----------

Cash flows from investing activities:
  Payments for purchases of property and
   equipment                                 (585,678)   (854,396)  (1,363,276)
  Proceeds from sale of property and
    equipment                                 102,129     266,282       65,818
  Payment for acquisitions by children's
    literature segment, net of cash and
    debt acquired and stock issued           (779,346) (2,720,000)    (557,596)
                                         ------------  ----------   ----------
  Cash used in investing activities        (1,262,895) (3,308,114)  (1,855,054)
                                         ------------  ----------   ----------

Cash flows from financing activities:
  Proceeds from issuance of stock, net
    of expense                                275,013   7,205,539    2,139,718
  Proceeds from debt obligations           55,890,001  58,282,852   37,454,680
  Principal payments on debt and lease
    obligations                           (58,310,350)(54,946,414) (33,900,704)
                                         ------------  ----------   ----------
  Cash provided by (used in) financing
    activities                             (2,145,336) 10,541,977    5,693,694
                                         ------------  ----------   ----------

Effect of exchange rate changes on cash           819    (125,102)     (63,758)
                                         ------------  ----------   ----------

Increase (decrease) in cash                  (138,747)    371,885     (529,625)
Cash, beginning of year                       671,602     299,717      829,342
                                         ------------  ----------   ----------
Cash, end of year                            $532,855     671,602      299,717
                                         ------------  ----------   ----------

                The accompanying notes are an integral
            part of the consolidated financial statements.

                          PAGES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1995, 1994 and 1993
              ----------------------------------------------------
                                                            Capital in        Foreign
                                                 Common      Excess of       Currency    Accumulated       Treasury
                                  Shares          Stock      Par Value    Translation        Deficit          Stock          Total
                               ---------     ----------   ------------    ----------- --------------    -----------     ----------
Balance December 31, 1992      3,459,126     $   34,591   $ 12,122,480    $ (337,560) $  (2,843,933)    $ (241,123)     $8,734,455

Year ended December 31, 1993:
  Issuance of common shares
    in connection with
    acquisitions                 109,243          1,092      1,036,445                                                   1,037,537
  Exercise of employee stock
    options                        1,000             10          3,265                                                       3,275
  Private placement issuance of
  common shares, net of expenses
  of $75,000                     260,177          2,602      2,133,903                                                   2,136,505
  Foreign currency translation                                              (107,980)                                    (107,980)
Net income                                                                                 1,010,520                     1,010,520
                               ---------     ----------   ------------    ----------- --------------    -----------     ----------
Balance December 31, 1993      3,829,546         38,295     15,296,093      (445,540)    (1,833,413)      (241,123)     12,814,312

Year ended December 31, 1994:
  Exercise of employee stock
    options                          375              4            296                                                         300
  Issuance of common stock
    through public offering,
    net of expenses of
    $671,099                   1,258,000         12,580      7,192,659                                                   7,205,239
  Foreign currency translation                                                 45,245                                       45,245
  Net loss                                                                                 (472,432)                     (472,432)
                               ---------     ----------   ------------    ----------- --------------    -----------     ----------
  Balance December 31, 1994    5,087,921         50,879     22,489,048      (400,295)    (2,305,845)      (241,123)     19,592,664

Year ended December 31, 1995:
  Exercise of employee stock
    options                      313,923          3,140        271,873                                                     275,013
  Other                           72,712            727          (727)                                                           -
  Foreign currency translation                                                 25,641                                       25,641
  Net loss                                                                               (9,219,719)                   (9,219,719)
                               ---------     ----------   ------------    ----------- --------------    -----------     ----------
Balance December 31, 1995      5,474,556        $54,746   $ 22,760,194    $ (374,654)  $(11,525,564)     $(241,123)    $10,673,599
                               ---------     ----------   ------------    ----------- --------------    -----------     ----------

                     The accompanying notes are an integral
                  part of the consolidated financial statements.

                  PAGES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements include the accounts of PAGES, Inc. and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions, collectively referred to as "the Company." The Company has operations in the United States, Canada, Ireland, and the United Kingdom. There are no material differences in the accounting principles used in the preparation of the consolidated financial statements for the locations in which the Company operates. The Company's children's literature business segment is operated principally through School Book Fairs, Inc. and related entities ("SBF") and the Company's incentive/recognition awards business segment is operated through Clyde A. Short Company, Inc. ("CAS")

Use of Management Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

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

Prepaid Expenses

      Prepaid expenses at December 31, 1995 and 1994, reflect approximately $1,600,000 and $2,340,000, respectively, of prepaid selling costs that include employee costs and incentive payments to distributors and salespeople for the scheduling of future sales events and sales of incentive and recognition awards programs. Such costs are directly attributable to obtaining specific future commitments to hold a selling event and are expensed in the year the related sales occur.

Buildings  and Equipment

      Buildings and equipment are recorded at cost and depreciated over their estimated useful life on the straight-line method. Estimated useful lives range from three to thirty-one years. Major repairs and betterments are capitalized; minor repairs are expensed as incurred. Depreciation expense for the years ended December 31, 1995, 1994, and 1993, totaled $1,236,412, $1,198,602, and
$1,180,396, respectively.

Cost In Excess of Net Assets Acquired and Other Assets

      Cost in excess of net assets acquired are amortized on a straight line basis over 40 years. Management periodically evaluates its accounting for cost in excess of net assets acquired by considering such factors as historical performance, current operating results and future operating income. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectation of nondiscounted cash flows and operating income for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 1995. Based on this periodic review, management believes that the carrying value of cost in excess of net assets acquired is reasonable and the amortization period is appropriate. Amortization expense on cost in excess of net assets acquired for the years ended December 31, 1995, 1994 and 1993 and totaled $166,730, $109,477, and $90,557, respectively.

      Other assets include payments for covenants not to compete, cash surrender value of life insurance and deferred loan costs. The covenants not to compete and deferred loan costs are amortized using the straight line method over the terms of the related contracts. Amortization expense totaled $92,078, $100,014, and $36,707, for the years ended December 31, 1995, 1994, and 1993, respectively.

      During 1995, the Company wrote off approximately $350,000 of intangible assets associated with operations in the children's literature business segment which were disposed of or phased out. These written off assets were charged to selling, general and administrative expenses in the consolidated financial statements.

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

      The Company has two noncontributory profit sharing retirement plans (the "Plans"), covering a significant number of employees for which accrued costs are funded. Company contributions to the Plans are discretionary. The Company's contributions to both plans approximated $44,000, and $81,000 for the years ended December 31, 1994 and 1993, respectively. There were no Company contributions for the year ended December 31, 1995.


Stock-Based Compensation

      In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost only if the equity instrument is issued at cost less than its fair value at the date of grant. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required SFAS No. 123 pro forma effect on net income and earnings per share.

Long-Lived Assets

      FASB has issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires adoption in 1996. The general requirements of SFAS No. 121 apply to the fixed assets of the Company and require impairment to be considered whenever assets are disposed of or whenever events or change in circumstances indicate that the carrying amount of the asset will not be recoverable based on expected future cash flows of the asset. The Company does not anticipate that the adoption of SFAS No. 121 will have a material impact on its financial position or results of operations.

Per Share Data

      Per share amounts have been computed based on the weighted average number of common and common share equivalents outstanding during the period (adjusted for the April 1990 and August 1993 five for four stock splits) using the treasury stock method for 1993. Common stock equivalents are not included in the computation for 1995 and 1994 since the effect of their inclusion would be antidilutive.

Reclassifications

      Certain reclassifications to the 1994 and 1993 consolidated financial statements have been made to conform with the current year's presentation.

2.  STOCK OPTIONS AND WARRANTS

     At December 31, 1995, 58,125 common shares of the Company were reserved for issuance under the incentive stock option plan, 2,045,016 shares were reserved under non-statutory stock options, and 250,000 shares were reserved under outstanding warrants.

     Information for the stock options is summarized as follows:

                       December 31,   December 31,   December 31,
                               1995           1994           1993
                               ----           ----           ----
Incentive Stock Option Plans
- ----------------------------
Outstanding, beginning
  of year                   122,450        139,825            375
Granted                      55,625           None        139,450
Canceled                  (119,950)       (17,000)           None
Exercised                      None          (375)           None
                          ---------      ---------       --------
Outstanding, end of year     58,125        122,450        139,825
                          ---------      ---------       --------

Exercise price range of
  options outstanding            $2.57         $10.88          $0.80
                                 to                            to
                                $10.88                        $10.88
Exercise price range of
  options exercised during
  the year                        -             $0.80           -

Non-Statutory Stock Options
Outstanding, beginning
  of year                 2,666,821      2,639,132      2,960,845
Granted                      92,308         66,064        189,662
Canceled                  (400,190)       (38,375)      (510,375)
Exercised                 (313,923)           None        (1,000)
                          ---------      ---------       --------
Outstanding, end of year  2,045,016      2,666,821      2,639,132
                          ---------      ---------       --------

Exercise price range of
  options outstanding           $ 0.80         $ 0.80         $ 0.80
                                 to             to             to
                                $11.75         $11.75         $11.25
Exercise price range of
  options exercised during
  the year                      $ 0.80        None            $ 3.20
                                 to                            to
                                $ 0.88                        $ 3.40


     The Incentive Stock Options are exercisable at the fair market value on the date of grant, and were granted from shares available for issuance from the Company's 1993 Incentive Stock Option Plan. The options outstanding at December 31, 1995 are exercisable through November 18, 1999, September 29, 2000 and November 13, 2000.

      The non-statutory options are exercisable at the fair market value on the date of grant. The non-statutory options outstanding at December 31, 1995, are all presently exercisable and expire at various dates through February 2000.

     Warrants to purchase 250,000 shares of PAGES, Inc. common stock were issued in May 1992 as part of the acquisition of SBF. The warrants were issued to the SBF primary lender. The warrants are exercisable for five years from date of issuance at $3.90 per share, market value of the common stock at date of issuance of the warrants.

  A summary of options and warrants outstanding at December 31, 1995 is as follows:

                    Date                                                   Proceeds
              Granted or        Shares         Shares       Exercise     To Company
                  Issued      Reserved    Exercisable          Price  Upon Exercise
              ----------      --------    -----------       --------   ------------
Incentive
Stock Options:


1993 Plan November 18, 1993      2,500            500            $10.88     $27,200
1993 Plan September 29, 1995    23,625              0              2.69      63,551
1993 Plan November 13, 1995     32,000              0              2.57      82,240
                               -------       --------                       -------
Non-Statutory
Stock Options:

          March 31, 1986       226,250        226,250              0.88     199,100
      September 14, 1987       195,437        195,437              0.80     156,349
         October 9, 1989       399,673        399,673              1.20     479,607
        February 6, 1990       640,624        640,624              1.12     717,498
            May 19, 1992       141,250        141,250              3.90     550,875
            June 2, 1992       131,250        131,250              4.20     551,250
           June 15, 1992        37,500         37,500              4.50     168,750
         August 31, 1992        12,500         12,500              5.30      66,250
          March 26, 1993         3,125          3,125              6.10      19,062
           April 1, 1993        90,910         90,910              6.60     600,006
          April 30, 1993         3,125          3,125              7.20      22,500
       November 22, 1993         5,000          5,000             11.00      55,000
         January 1, 1994        15,000         15,000             10.50     157,500
           March 9, 1994        51,064         51,064             11.75     600,002
          April 17, 1995        92,308         92,308              6.50     600,002
                               -------       --------                       -------
                             2,045,016      2,045,016                     4,943,751
                               -------       --------                       -------


Warrants:   May 19, 1992       250,000        250,000             $3.90     975,000
                               -------       --------                       -------

Total                        2,353,141      2,295,516                    $6,091,742
                               -------       --------                       -------

3.  STOCK SPLITS

       On August 31, 1993, the Company declared a stock split effected in the form of a 5-for-4 stock dividend payable October 15, 1993, to stockholders of record on October 15, 1993. Accordingly, the average number of shares outstanding, per share amounts and stock option data have been restated for periods prior to the split. As a result of the split, 691,825 additional shares were issued, capital in excess of par value was reduced by $6,919, and the consolidated financial statements for all years presented have been retroactively adjusted for the stock split. There was no distribution or cash payment relating to fractional shares.

4.  DEBT OBLIGATIONS

    Debt obligations consisted of the following:

                                                           1995           1994
                                                    -----------    -----------
Line of credit with interest at prime plus
1/2 percent; interest payable monthly, maturing
on June 7 , 1996, collateralized by substantially
all assets of the Company ($1,583,846 available
at December 31, 1995)                                $4,416,154     $5,888,261

Line of credit with interest at prime plus
1/2 percent; interest payable monthly, maturing on
June 7, 1996 collaterized by substantially all
assets of the Company ($3,455,600 available
at December 31, 1995)                                 3,544,400      5,741,548

United Kingdom - Lloyds Bank $2,174,200 line of
credit with with interest at base plus 2 percent
(8 1/4 per cent at December 31, 1995), payable on
demand, collateralized by substantially all assets of
the United Kingdom operations ($452,622 available
at December 31, 1995)                                 1,721,578      1,960,230

Note with interest of prime plus 1 percent;
interest payable monthly, maturing June 7, 1996       2,500,000      2,500,000

Revolving loan payable with interest at prime
plus 1/2 percent; interest payable monthly, maturing
on June 3, 1997; collateralized by substantially
all assets of  the Company ($203,725 available at
December 31, 1995)                                    9,296,275      7,576,783

Mortgage payable with interest at prime plus
1 1/4 percent; principal and interest payable in
monthly installments of $11,280, maturing on
March 1, 2008, collateralized by office and
warehouse facility                                      719,549        781,131

Second mortgage note payable with interest at
12.825 percent; principal and interest payable in
monthly installments of $5,313, maturing on
November 1, 2008, collateralized by office and
warehouse facility                                      415,063        427,665

Promissory note payable with interest at 10
percent, payable in five annual installments
due through April 29, 1998                               76,647         98,508

Promissory note payable with interest at 7
percent payable quarterly through August 16, 1997        91,270        138,658
                                                    -----------    -----------

Total debt obligations                               22,780,936     25,112,784

Less - short-term obligations                         5,635,552     16,234,074
                                                    -----------    -----------

Total long-term obligations                         $17,145,384     $8,878,710
                                                    -----------    -----------


The prime interest rate at December 31, 1995 and 1994, was 8 1/2 percent.

Future maturities on debt as of December 31, 1995 and during the next five years and thereafter are as follows:

          1996         $5,635,552
          1997         16,157,529
          1998            128,848
          1999            112,115
          2000            141,250
          Thereafter      605,642
                      -----------
                      $22,780,936
                      -----------

      On March 27, 1996, the Company entered into a $16 million long-term revolving credit facility which replaced the $6 million short-term credit line, $7 million short-term credit line, and a $9.5 million line for acquisitions and working capital. The interest rate for the facility is prime + 1. The line is due in full by June 1, 1997, subject to annual renewals.

     The maximum line amount on the long-term credit is calculated, in part, based on the Company's eligible borrowing base that includes inventory and
other  eligible accounts.   The  long-term credit agreements contain certain
restrictive provisions including, among others, maintaining a minimum tangible net worth, limitation on dividends paid on common stock to $100,000 annually and certain other restrictions on actions which require lender pre-approval.

5.  LEASE OBLIGATIONS

      The  Company  is  obligated under various noncancelable operating  and
capital leases.   Operating  leases  are  principally for office  and  warehouse facilities, equipment and vehicles. Rent expense under operating leases amounted to $1,327,840, $1,523,935, and $1,372,742 for the years ended
December 31, 1995, 1994, and 1993, respectively. Future minimum lease payments under leases are as follows:

            Year Ended
           December 31,                Capital        Operating
           ------------            -----------      -----------
               1996                $  206,311       $  847,478
               1997                   104,972          646,056
               1998                    95,612           63,450
               1999                    47,840           13,280
               2000                     7,181            7,016
            Thereafter                      -                -
                                  -----------      -----------
                                      461,916       $1,577,280
                                                   -----------

Less - amounts representing
 interest and executory costs         (65,278)
Less - current installments,
 capital lease obligations           (168,619)
                                   ----------
Long-term lease obligations        $  228,019
                                   ----------

The property and equipment under capital leases, primarily consisting of computer, telephone, office and warehouse equipment, automobiles and furniture are recorded at December 31, 1995 as follows:

Property and equipment             $   524,273
Less - accumulated depreciation       ( 69,429)
                                    ----------
                                   $   454,844
                                    ----------

6.  INCOME TAXES

     The Company is required to use SFAS No. 109 -- Accounting for Income Taxes. Under SFAS 109, the liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under SFAS No. 109, if on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Based on available evidence, a valuation allowance has been established for an amount of the asset that more likely than not, will not be recognized.

      Temporary differences between income for financial reporting purposes and tax reporting purposes relate primarily to accounting methods for doubtful accounts, inventory costs, accrued and prepaid expenses and reserves, and depreciation and amortization expense.

For the years presented, the provision (benefit) for income taxes consisted of the following:

                                   December 31,    December 31,  December 31,
                                       1995            1994          1993
                                  ----------      ----------     ----------
Current
   Federal                        $        -      $        -     $        -
   State and local                         -               -         18,000
                                  ----------      ----------     ----------

Net current                       $        -      $       -      $   18,000
                                  ----------      ----------     ----------

Deferred
   Federal                        $1,966,200      $  (76,300)    $  550,000
   State and local                   153,200         (92,400)             -

Adjustment to valuation allowance          -               -              -
                                  ----------      ----------     ----------
Net deferred provision (benefit)   2,119,400        (168,700)       550,000
                                  ----------      ----------     ----------
Net provision (benefit) for taxes $2,119,400      $ (168,700)     $ 568,000
                                  ----------      ----------     ----------


A reconciliation of income taxes based upon the application of the federal statutory tax rate is as follows:

                                    December 31,   December 31,   December 31,
                                        1995           1994           1993
                                  ----------      ----------     ----------

Provision (benefit) for  taxes  at
statutory rate                     $(2,414,100)    $  (218,000)   $   537,000

United Kingdom operations              406,900          95,300              -
Goodwill amortization                   29,000          29,000         29,000
State taxes net of federal benefit    ( 86,100)        (92,400)        18,000
Establishment of  valuation
   allowance                         4,385,600               -              -
Stock options exercised               (225,200)              -              -
Other                                   23,300          17,400        (16,000)
                                    ----------      ----------     ----------
Total provision (benefit) for
   income taxes                    $ 2,119,400     $  (168,700)   $   568,000
                                    ----------      ----------     ----------


The components of net deferred tax assets as of December 31, 1995 and 1994, are as follows:

                                                   December 31,  December 31,
                                                       1995          1994
                                                   -----------   -----------
Assets
   Provision for doubtful accounts                 $   275,100   $   114,900
   Inventory costs capitalized for tax purposes        657,500       736,300
   Accruals and reserves to be expensed as paid
      for tax purposes                                 743,800       819,950
   Other                                                21,700         9,300
   Net operating loss carryforwards                  3,968,400     2,162,300
   Investment tax credit carryforwards                 122,000       122,000
   Losses on foreign currency translation              203,600       217,500
                                                   -----------   -----------
                                                     5,992,100     4,182,250
   Less valuation allowance                         (4,802,300)     (416,650)
                                                   -----------   -----------
  Deferred tax asset, net of valuation allowance     1,189,800     3,765,600
                                                   -----------   -----------


Liabilities:
   Costs deducted as paid for tax purposes            (332,000)     (718,300)
   Excess of tax over financial accounting
      depreciation and amortization                   (857,800)     (927,900)
                                                   -----------   -----------
                                                    (1,189,800)   (1,646,200)
                                                   -----------   -----------
Net deferred tax asset                             $         -   $ 2,119,400
                                                   -----------   -----------
Current portion                                              -   $ 1,966,200
Noncurrent portion                                           -       153,200
                                                   -----------   -----------
Net deferred tax asset                             $         -   $ 2,119,400
                                                   -----------   -----------


      At December 31, 1995, operating loss carryforwards of approximately $11,200,000 are available to offset future taxable income and will expire during the years 1997 through 2010. Investment tax credit carryforwards will expire in 1997 and 1998.

7.   CHILDREN'S LITERATURE ACQUISITIONS AND DISPOSALS

      During 1995, 1994 and 1993, the children's literature business acquired several small operations involved in the publishing and distribution of children's literature. These acquisitions were accounted for using the purchase method of accounting. The aggregate cost of these acquisitions approximated $779,000, $2,870,000 and $1,725,000 in 1995, 1994, and 1993, respectively, and was allocated to the net assets acquired based upon their fair values. The Company paid cash of $779,000 for the 1995 acquisition. The Company paid cash of $2,720,000 and $150,000 in a promissory note for the 1994 acquisitions. In connection with the 1993 acquisitions and in partial payment of the purchase price, the Company issued 109,243 shares of common stock with a market value of $1,037,537 at date of issuance. The balance was paid in $568,750 cash and a $118,750 promissory note. In connection with the aforementioned acquisitions, costs assigned to cost in excess of net assets acquired approximated $471,000, $2,185,000 and $649,000 in 1995, 1994 and 1993, respectively.

    During 1995, the Company disposed of or phased out the operations of several acquisitions made in 1993 and 1994 and curtailed the distribution of early childhood product through the mail to pre-schools and daycare centers. Combined revenues, included in the accompanying consolidated financial statements, of the aforementioned operations for 1995, 1994 and 1993 approximated $2,300,000, $3,400,000, and $2,300,000, respectively. The combined costs and expenses associated with the aforementioned operations including loss on disposition or phase out included in cost of goods sold and selling, general, and administrative expense in the accompanying consolidated financial statements for 1995, 1994 and 1993 approximated $2,700,000, $3,300,000 and $1,518,000, respectively.

8.  DISCONTINUED OPERATIONS

            In 1995, the Company adopted a plan to discontinue the operations of its Read Aloud Book Club division (the "Club"). The Company anticipates that operations of the Club will cease in the second quarter of 1996. The Club is accounted for as discontinued operations, and accordingly, its operations are segregated in the accompanying consolidated statements of operations. The Club's results of operations for the years ended December 31, 1994 and 1993 have been reclassified in order to conform with the current year's presentation. Losses anticipated to be incurred between the measurement date (December 31,
1995) and the expected date on which operations will cease are also included as discontinued operations as part of the loss on abandonment of discontinued division. These losses include estimated operating and phase out costs of the Club expected to be incurred during 1996. Revenues associated with the discontinued club operation for 1995, 1994, and 1993 were $2,451,965, $2,732,036, and $ 31,947, respectively.

9.   SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION

      Cash paid for interest during the years ended December 31, 1995, 1994 and 1993 aggregated $2,189,859, $1,654,755, and $1,284,564 and cash paid for taxes was $0, $18,000, and $3,698 respectively.

      During the years ended December 31, 1995 and 1994, the Company acquired $434,882 and $9,227, respectively, in office furniture and equipment through capital financing leases. Additionally, in 1995, the Company sold $21,800 of net fixed assets in return for a promissory note.

      In connection with the 1993 children's literature business segment acquisitions, the Company issued 109,243 shares of common stock with a market value of $1,037,537 at date of issuance.

10.  SEGMENT REPORTING

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

PAGES INC. AND SUBSIDIARIES
INFORMATION ABOUT THE COMPANY'S OPERATIONS BY BUSINESS SEGMENTS
                                           INCENTIVE/
                                          RECOGNITION     CHILDRENS
                                             AWARDS      LITERATURE    ELIMINATIONS   CONSOLIDATED
                                          -----------   -----------    ------------   -----------
- -------------------------------------------------------------------------------------------------
Year Ended December 31, 1995
Revenues                                  $22,720,122    $50,100,759   $              $72,820,881
                                          -----------   -----------    ------------   -----------
Operating profit/(loss)                   $   390,388    $(1,287,039)  $              $  (896,651)
                                          -----------   -----------    ------------
Interest expense                                                                       (2,217,580)
General Corporate Expenses                                                             (1,110,000)
                                                                                      -----------
Loss before Taxes                                                                      (4,224,231)
                                                                                      -----------
Segment Depreciation & Amortization       $   312,415    $ 1,182,805                  $ 1,495,220
                                          -----------   -----------    ------------   -----------
Segment Capital Expenditures              $   162,529    $   423,149                  $   585,678
                                          -----------   -----------    ------------   -----------
Identifiable Assets at December 31, 1995  $19,847,895    $34,551,530                  $54,399,425
                                          -----------   -----------    ------------
Corporate Assets                                                                      $   450,050
                                                                                      -----------
Assets at December 31, 1995                                                           $54,849,475
                                                                                      -----------
- -------------------------------------------------------------------------------------------------
Year Ended December 31, 1994

Revenues                                  $25,157,704    $50,965,788(a)$212,601       $76,336,093
                                          -----------   -----------    ------------   -----------
Operating profit                          $   532,922    $ 1,551,530(a)$212,601       $ 2,297,053
                                          -----------   -----------    ------------
Interest Expense                                                                       (1,704,897)
General Corporate Expenses                                                               (999,532)
                                                                                      -----------
Loss before Taxes                                                                     $  (407,376)
                                                                                      -----------
Segment Depreciation & Amortization       $   282,642    $ 1,125,451                 $  1,408,093
                                          -----------   -----------    ------------   -----------
Segment Capital Expenditures              $   277,779    $   576,617                 $    854,396
                                          -----------   -----------    ------------   -----------
Identifiable Assets at December 31, 1994  $25,267,281    $40,147,663                  $65,414,944
                                          -----------   -----------    ------------
Corporate Assets                                                                      $ 2,590,460
                                                                                      -----------
Assets at December 31, 1994                                                           $68,005,404
                                                                                      -----------
- -------------------------------------------------------------------------------------------------
Year Ended December 31, 1993

Revenues                                  $29,700,082    $46,830,635   $              $76,530,717
                                          -----------   -----------    ------------   -----------
Operating profit                          $ 1,992,713    $ 1,928,896   $              $ 3,921,609
                                          -----------   -----------    ------------   -----------
Interest Expense                                                                       (1,280,761)
General Corporate Expenses                                                             (1,072,810)
                                                                                      -----------
Income before Taxes                                                                   $ 1,568,038
                                                                                      -----------
Segment Depreciation & Amortization       $   264,966    $ 1,042,694                  $ 1,307,660
                                          -----------   -----------    ------------   -----------
Segment Capital Expenditures              $   814,363    $   651,457                  $ 1,465,820
                                          -----------   -----------    ------------   -----------
Identifiable Assets at December 31, 1993  $24,926,327    $26,575,713                  $51,502,040
                                          -----------   -----------    ------------
Corporate assets                                                                      $ 2,258,671
                                                                                      -----------
Assets at December 31, 1993                                                           $53,760,711
                                                                                      -----------
- -------------------------------------------------------------------------------------------------

(a) Principally gain on sale of assets held for disposition and rental income.

PAGES, INC. AND SUBSIDIARIES
INFORMATION ABOUT THE COMPANY'S OPERATIONS BY GEOGRAPHIC AREAS
                                            UNITED
                                            STATES     INTERNATIONAL  ELIMINATIONS    CONSOLIDATED
                                          -----------   -----------    ------------   -----------
- -------------------------------------------------------------------------------------------------
Year Ended December 31, 1995
Revenues                                 $58,231,327   $14,589,554    $              $72,820,881
                                         -----------   -----------    ------------   -----------
Operating Profit/(Loss)                  $   277,279   $(1,173,930)   $              $  (896,651)
                                         -----------   -----------    ------------   -----------
Interest Expense                                                                      (2,217,580)
General Corporate Expenses                                                            (1,110,000)
                                                                                     -----------
Loss Before Discontinued Operations
   and Taxes                                                                         $(4,224,231)
                                                                                     -----------
Assets at December 31, 1995              $42,362,640   $12,486,835                   $54,849,475
                                         -----------   -----------    ------------   -----------
- ------------------------------------------------------------------------------------------------
Year Ended December 31, 1994
Revenues                                 $60,756,617   $15,579,476    $              $76,336,093
                                         -----------   -----------    ------------   -----------
Operating Profit/(Loss)                  $ 2,364,782   $   (67,729)   $              $ 2,297,053
                                         -----------   -----------    ------------   -----------
Interest Expense                                                                     $(1,704,897)
General Corporate Expenses                                                           $  (999,532)
                                                                                     -----------
Loss before Discontinued
 Operations Taxes                                                                    $  (407,376)
                                                                                     -----------
Assets at December 31, 1994              $57,477,759   $10,527,645                   $68,005,404
                                         -----------   -----------    ------------   -----------
- ------------------------------------------------------------------------------------------------
Year Ended December 31, 1993

Revenues                                 $60,931,378   $15,599,339    $              $76,530,717
                                         -----------   -----------    ------------   -----------
Operating Profit                         $ 3,578,050   $   343,559    $              $ 3,921,609
                                         -----------   -----------    ------------   -----------
Interest Expense                                                                      (1,280,761)
General Corporate Expenses                                                            (1,072,810)
                                                                                     -----------
Income Before Taxes                                                                  $ 1,568,038
                                                                                     -----------
Assets at  December 31, 1993             $43,550,678   $10,210,033                   $53,760,711
                                         -----------   -----------    ------------   -----------
- ------------------------------------------------------------------------------------------------

11.  INTERIM FINANCIAL INFORMATION (UNAUDITED):

                                         Twelve Months Ended December 31, 1995
                                         --------------------------------------------------------
                                         Quarter       Quarter        Quarter        Quarter
                                         Ended         Ended          Ended          Ended
                                         March 31      June 30        Sept. 30       Dec. 31
                                         -----------   -----------    -----------    ------------
Revenues                                 $18,913,877   $16,571,657    $ 9,568,999    $ 27,766,348
Gross Profit                               7,701,018     6,695,629      3,030,269      10,385,306
Income (loss) from continuing
   operations before income taxes           (896,073)     (892,531)    (3,781,033)      1,345,406
Income (loss) from discontinued
   operations                               (175,494)       43,398       (275,510)     (2,468,482)
Net income (loss)                           (721,567)     (699,133)    (2,859,543)     (4,939,476)
Income/(loss) per common share:
   Discontinued operations                     (0.04)         0.01          (0.05)          (0.48)
Net income (loss)                              (0.15)        (0.15)         (0.56)          (0.97)
                                         -----------   -----------    -----------    ------------
Weighted average common
   shares and equivalents                  4,789,000     4,806,000      5,105,000       5,109,000
                                         -----------   -----------    -----------    ------------

                                         Twelve Months Ended December 31, 1994
                                         --------------------------------------------------------
                                         Quarter       Quarter        Quarter        Quarter
                                         Ended         Ended          Ended          Ended
                                         March 31      June 30        Sept. 30       Dec. 31
                                         -----------   -----------    -----------    ------------
Revenues                                 $19,249,247   $15,670,529    $ 9,962,262    $31,454,055
Gross Profit                               8,040,871     6,463,140      3,186,573     12,780,421
Income (loss) from continuing
   operations before income taxes            357,206      (846,498)    (3,181,697)     3,263,613
Income (loss) from discontinued
   operations                                (17,963)      114,937        (73,392)      (257,338)
Net income (loss)                            211,243      (458,561)    (2,087,089)     1,861,975
Income/(loss) per common share:
   Discontinued operations                         -          0.03          (0.02)         (0.04)
Net income (loss)                               0.04         (0.13)         (0.50)          0.28
                                         -----------   -----------    -----------    ------------
Weighted average common
   shares and equivalents                  5,831,000     3,531,000      4,160,000      6,592,000
                                         -----------   -----------    -----------    ------------


                                         Twelve Months Ended December 31, 1993
                                         --------------------------------------------------------
                                         Quarter       Quarter        Quarter        Quarter
                                         Ended         Ended          Ended          Ended
                                         March 31      June 30        Sept. 30       Dec. 31
                                         -----------   -----------    -----------    ------------
Revenues                                 $17,585,185   $15,029,265    $11,108,858    $32,807,409
Gross Profit                               7,157,224     6,046,775      3,510,780     13,491,169
Income (loss) from continuing
   operations before income taxes            190,389      (888,195)    (3,377,732)     5,643,576
Income (loss) from discontinued
   operations                                                                             10,482
Net income (loss)                            121,946      (583,195)    (2,229,732)     3,701,501
Income/(loss) per common share:
   Discontinued operations
Net income (loss)                               0.02         (0.18)         (0.55)          0.64
                                         -----------   -----------    -----------    ------------
Weighted average common
   shares and equivalents                  5,754,000     3,201,000      4,020,000      5,757,000
                                         -----------   -----------    -----------    ------------


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

      In October of 1995, the Company received four Notices of Deficiency from the IRS relating to this examination. The Notices of Deficiency assessed additional income taxes of $4,693,681 and penalties of $1,358,630. Using a constant annual interest rate of 9%, interest payable as of December 31, 1995, on the aforementioned asserted deficiencies would approximate $4,200,000. The asserted deficiencies are attributable primarily to a restructuring of SBF and related entities that occurred on August 31, 1988, in which, along with other events, certain assets were transferred between related companies. The IRS has challenged, among other things, the values assigned to those assets by the parties to the transaction, contending that the assets were undervalued and that SBF recognized a substantial taxable gain in the transaction. The Company intends to vigorously contest the various assertions made by the IRS in the notices of deficiency and believes the IRS's position regarding the adjustments to taxable income is substantially overstated. The Company has retained the law firm of Akin, Gump, Strauss, Hauer & Feld as counsel, and in January 1996, filed petitions with the Tax Court disputing the IRS valuation of the assets transferred, and other points in the IRS assessment. The Company is unable to determine the ultimate outcome of this uncertainty and accordingly, has not provided for any additional amounts in excess of the $2 million relating to this proposed assessment in it fiscal 1995 financial statements.

     Additionally, the Company is the subject of a state sales tax audit for one of its subsidiaries. Management believes the outcome of this audit will not result in any significant adjustments that would be material to the Company's consolidated financial statements. Additionally, the Company is subject to litigation which is incidental to its business and is not considered material individually or in the aggregate to the Company's consolidated financial statements.

13. SUBSEQUENT EVENTS

           On March 6, 1996, the Company sold to Scholastic Limited, a United Kingdom subsidiary of Scholastic, Inc. and its affiliates ("Scholastic") all the capital stock of School Book Fairs, Limited ("Limited") , the Company's United Kingdom subsidiary for $5,016,531 cash. Additionally, as part of the transaction, (i) Scholastic paid in full (1) the outstanding balance of $2,129,846 due by Limited to Lloyds Bank and (2) an intercompany payable due from Limited to the Company in the amount of $2,066,122, and (ii) the Company signed a Non-Competition Agreement pursuant to which, in return for the payment of $1,500,000 in cash, the Company agreed for a five-year period not to compete with the book fair business of Scholastic and its affiliates in the following countries: Canada, the United Kingdom, Ireland, Germany, Italy, Greece, Eastern Europe, including without limitation, the Commonwealth of Independent States, Turkey, the countries of the Middle East and Africa.

           On March 6, 1996, the Company closed its distribution channel in Canada and on March 13, 1996, the Company sold a portion of its inventory in Canada to Scholastic Canada, Ltd., a corporation organized under the laws of Canada for $575,000 cash.

          The net proceeds to the Company of the above-described transactions of $8,950,000 after the pay off of the Lloyds Bank debt and estimated transactions costs were used to reduce the Company's domestic bank indebtedness. The Company has preliminarily determined there is an approximate $2,000,000 gain on the transaction, however, the final calculation has not been made and the actual gain could be materially different. The gain will be recorded in the first quarter of 1996.

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                         PAGES, INC. AND SUBSIDIARIES
- ---------------------------------------------------------------------------------------------------------------------
                   COL. A                         COL. B         COL. C         COL. D.        COL. E.        COL. F
- ---------------------------------------------------------------------------------------------------------------------
                                                                Additions      Additions
                                                 Balance         Charged        Charged                       Balance
                                               at Beginning     to Costs       to Other                       at End
                Description                     of Period     and Expenses      Accts.       Deductions      of Period
- ---------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:
   Allowance for doubtful accounts            $   168,000     $   146,000    $  885,000(e)  $  742,000(a)  $   457,000
                                              -----------     -----------    ----------     ----------     -----------
   Allowance for valuation on deferred
      tax assets                              $   416,650      $2,119,400(b)                               $ 2,536,050
                                              -----------     -----------    ----------     ----------     -----------



Year ended December 31, 1994:
   Allowance for doubtful accounts            $    45,028     $   148,230                   $   25,258(a)  $   168,000
                                              -----------     -----------    ----------     ----------     -----------
   Allowance for valuation on deferred
      tax assets                              $                              $  416,650(c)                 $   416,650
                                              -----------     -----------    ----------     ----------     -----------
Year ended December 31, 1993:
   Allowance for doubtful accounts            $    74,112     $    29,926                   $   59,010(a)  $    45,028
                                              -----------     -----------    ----------     ----------     -----------

(a) Doubtful accounts written off against reserve.
(b) Change in valuation allowance relating to change in assessment as to future realizability of deferred tax asset.
(c) Principally relates to a reclass of amounts previously netted against the asset.
(d)  Amounts charged against the reserve.
(e)  Amounts charged through discontinued operations.

     EXHIBIT INDEX
     PAGES, INC. FORM 10-K
     FOR FISCAL YEAR ENDED DECEMBER 31, 1995


      (a)   1.    Financial Statements.  See Index to Financial  Statements  and
Financial Schedule on page 33.

          2. Financial Statement Schedules. See Index to Financial Statements and Financial Statement Schedule on page 33.

           3. Exhibits. The following exhibits are required to be filed as part of this report:

 3(a)1    Certificate of Incorporation dated October 5, 1994

 3(b)1    Bylaws of the Company

 3(c)2    Agreement of merger

 10(a)4 Lease  Dated  January 1, 1993, for St. Petersburg, Florida,  Office  and
        Warehouse

 10(b)5 Unconditional Guaranty of Lease Effective January 1, 1993, for Lease  of
        St. Petersburg, Florida, Office and Warehouse

 10(c)5 Lease Dated August 26, 1991, for Columbus, Ohio, Office and Warehouse

 10(d)5 Lease Dated January 1, 1989, for Scarborough, Ontario, Canada, Office and Warehouse

*10(e)5 Non-Qualified Stock Option Agreement Dated July 19, 1985, between the company and Richard A. Stimmel, S. Robert Davis, and Charles R. Davis

*10(f)5 Non-Statutory Stock Option Agreement Dated March 31, 1986, between the company and Richard A. Stimmel

*10(g)5 Non-Statutory Stock Option Agreement Dated March 31, 1986,  between  the
        Company and Charles R. Davis

*10(h)5 Non-Statutory Stock Option Agreement Dated September 14, 1987, between the Company and Richard A. Stimmel

*10(i)5 Non-Statutory Stock Option Agreement Dated September 14, 1987, between the Company and S. Robert Davis

*10(j)5 Non-Statutory Stock Option Agreement Dated September 14, 1987, between the Company and Charles R. Davis

*10(k)5 Non-Statutory Stock Option Agreement Dated October 9, 1989, between  the
        Company and Richard A. Stimmel

*10(l)5 Non-Statutory Stock Option Agreement Dated October 9, 1989, between  the
        Company and S. Robert Davis

*10(m)5 Non-Statutory Stock Option Agreement Dated October 9, 1989, between  the
        Company and Charles R. Davis

*10(n)5 Non-Statutory Stock Option Agreement Dated February 6, 1990, between the Company and Richard A. Stimmel

*10(o)5 Non-Statutory Stock Option Agreement Dated February 6, 1990, between the Company and S. Robert Davis

*10(p)5 Non-Statutory Stock Option Agreement Dated February 6, 1990, between the Company and Charles R. Davis

*10(q)4 Non-Statutory  Stock Option Agreement Dated May 19,  1992,  between  the
        Company and Randall J. Asmo

*10(r)4 Non-Statutory  Stock Option Agreement Dated May 19,  1992,  between  the
        Company and John C. Sontheimer

*10(s)4 Non-Statutory  Stock Option Agreement Dated June 3,  1992,  between  the
        Company and S. Robert Davis

*10(t)4 Non-Statutory  Stock Option Agreement Dated June 3,  1992,  between  the
        Company and Charles R. Davis

*10(u)4 Non-Statutory  Stock Option Agreement Dated June 3,  1992,  between  the
        Company and Richard A. Stimmel

*10(v)4 Non-Statutory Stock Option Agreement Dated March 25, 1993,  between  the
        Company and Richard B. Erven

*10(w)4 PAGES, Inc. 1993 Incentive Stock Option Plan

10(x)     Amended and Restated Loan Agreement  dated March 27, 1996

10(y) Stock Purchase Agreement dated as of March 6, 1996 P - (with respect to certain Schedules)

10(z)     Non-Competition Agreement dated as of March 6, 1996

11           Statement Regarding Computation of Per Share Earnings

13 1       Annual  Report  to  Stockholders for Last  Fiscal  Year.   Letter  to
Stockholders and List of Officers, Directors and Locations. The remainder of the report is a reproduction of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

16(a)6    Letter from Hausser + Taylor Dated November 3, 1994

16(b)6    Letter from Arthur Andersen Dated November 11, 1994

21           Subsidiaries of the Company

23(a)   Consent of Hausser & Taylor

23(b)   Consent of Arthur Andersen

23(c)   Consent of Deloitte & Touche LLP
____________________

1 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File Number 0-10475, filed in Washington, D.C.

2   Incorporated by reference to the Company's Proxy Statement dated  August  4,
1994, File Number 0-10475, Filed in Washington, D.C.

3   Incorporated by reference to the Company's Current Report on Form 8-K  dated
May 19, 1992, File Number 0-10475, Filed in Washington, D.C.

4 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File Number 0-10475, filed in Washington, D.C.

5 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 0-10475, filed in Washington, D.C.

6 Incorporated by reference to the Company's Form 8-K/A dated November 2, 1994, File Number 0-107475, filed in Washington, D.C.

* Indicates a management contract or compensatory plan or arrangement required to be filed herewith. No other exhibits required by Form 10-K are listed as they are not applicable.

     (b)  Reports on Form 8-K

           The  Company filed a report on Form 8-K dated October 6,  1995  under
Item 5 describing the settlement of the Class Action Law Suit filed on February 28, 1995.

AVAILABILITY OF EXHIBITS TO FORM 10-K

Exhibits to Form 10-K Report are on file with the Securities and Exchange Commission and are referenced on the Exhibit Index contained hereinabove. Exhibits are available upon request, at $0.25 per page, representing the Registrants reasonable expenses in furnishing such exhibit(s). Exhibits may be obtained by writing to Charles R. Davis, Secretary, PAGES, Inc.

   EXHIBIT 10(x)



                  THE HUNTINGTON NATIONAL BANK
                      Amended and Restated
                         Revolving Note


- -------------------------------------------------------------------------------
City Office             Division             Branch                 [X] Secured
            -----------         ------------        --------------
Account No.                Note No.                              [  ] Unsecured
            -------------           ---------------------------
Account Name:  School Book Fairs, Inc.
               ----------------------------------------------------------------
[X]  Corporation     [  ] Partnership   [  ] Individual/Proprietorship

[  ] Other
            -------------------------------------------------------------------

- -------------------------------------------------------------------------------
$12,000,000.00                Columbus, Ohio                  March 27, 1996


     FOR VALUE RECEIVED, the undersigned promises to pay to the order of The Huntington National Bank (hereinafter called the "Bank," which term shall include any holder hereof) at such place as the Bank may designate or, in the absence of such designation, at any of the Bank's offices, the sum of Twelve Million Dollars ($12,000,000.00) or so much thereof as shall have been advanced by the Bank at any time and not thereafter repaid (hereinafter referred to as "Principal Sum") together with interest as hereinafter provided and payable at the time and in the manner hereinafter provided. The proceeds of the loan evidenced hereby may be advanced, repaid and readvanced in partial amounts during the term of this revolving note (this "Note") and prior to maturity. Each such advance shall be made to the undersigned upon receipt by the Bank of the undersigned's application therefor and disbursement instructions, which shall be in such form as the Bank shall from time to time prescribe. The Bank shall be entitled to rely on any oral or telephonic communication requesting an advance and/or providing disbursement instructions hereunder, which shall be received by it in good faith from anyone reasonably believed by the Bank to be the undersigned, or the undersigned's authorized agent. The undersigned agrees that all advances made by the Bank will be evidenced by entries made by the Bank into its electronic data processing system and/or internal memoranda maintained by the Bank. The further agrees that the sum or sums shown on the most recent printout from the Bank's electronic data processing system and/or on such memoranda shall be rebuttably presumptive evidence of the amount of the Principal Sum and of the amount of any accrued interest.

     This Note is executed and the advances contemplated hereunder are to be made pursuant to an Amended and Restated Loan Agreement by, between and among the undersigned, Pages, Inc., Clyde A. Short Company and the Bank dated as of August 2, 1994, and all amendments, modifications, and supplements thereto from time to time, including without limitation, a certain First Amendment to Amended and Restated Loan Agreement dated as of June 28, 1995, and a certain Second Amendment to Amended and Restated Loan Agreement dated as of March 27, 1996 (hereinafter collectively called the "Loan Agreement"), and all the covenants, representations, agreements, terms, and conditions contained therein, including but not limited to additional conditions of default, are incorporated herein as if fully rewritten.

     This Note is an amendment and restatement of a certain Revolving Note dated June 28, 1995, in the original principal sum of Seven Million Dollars ($7,000,000.00). Notwithstanding the Principal Sum referenced above, the maximum amount that the undersigned may borrow hereunder is limited by the terms of the Loan Agreement.

INTEREST

     The undersigned agrees to pay interest in like money and in immediately available funds at such office on the unpaid Principal Sum hereof from time to time from the date hereof until such amount shall become due and payable (whether at the stated maturity, by acceleration or otherwise) on the dates and at the applicable rates per annum as provided in the Loan Agreement.

MANNER OF PAYMENT

     The Principal Sum shall be due and payable on June 1, 1997, and at maturity, whether by demand, acceleration or otherwise. Accrued interest shall be due and payable monthly beginning on May 1, 1996, and continuing on the first day of each month thereafter, and at maturity, whether by demand, acceleration or otherwise.

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

DEFAULT

     Upon the occurrence of any of the following events:

          (a) the undersigned fails to make any payment of interest or of the Principal Sum on or before the date such payment is due;

          (b) an "Event of Default" under the Loan Agreement shall have occurred;


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

GENERAL PROVISIONS

     The undersigned, and any indorser, surety, or guarantor, hereby severally waive presentment, notice of dishonor, protest, notice of protest, and diligence in bringing suit against any party hereto, and consent that, without discharging any of them, the time of payment may be extended an unlimited number of times before or after maturity without notice. The Bank shall not be required to pursue any party hereto, including any guarantor, or to exercise any rights against any collateral herefor before exercising any other such rights.

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

WAIVER OF RIGHT TO TRIAL BY JURY

     THE UNDERSIGNED HEREBY EXPRESSLY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (1) ARISING UNDER THIS NOTE OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR (2) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE UNDERSIGNED OR THE BANK WITH RESPECT TO THIS NOTE OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR THE TRANSACTIONS RELATED HERETO OR THERETO, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE; AND THE UNDERSIGNED HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY, AND THAT THE UNDERSIGNED OR THE BANK MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE UNDERSIGNED TO THE WAIVER OF THE RIGHT OF THE UNDERSIGNED TO TRIAL BY JURY.

WARRANT OF ATTORNEY

     The undersigned authorizes any attorney at law to appear in any Court of Record in the State of Ohio or in any state or territory of the United States after the above indebtedness becomes due, whether by acceleration or otherwise, to waive the issuing and service of process, and to confess judgment against the undersigned in favor of the Bank for the amount then appearing due together with costs of suit, and thereupon to waive all errors and all rights of appeal and stays of execution.

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

                                   Borrower:


                                   SCHOOL BOOK FAIRS, INC.


                                   By:   /s/ S. Robert Davis

                                   Its:   Chairman


COLUMBUS/0224714.01


                             - 17 -


                      SECOND AMENDMENT TO
              AMENDED AND RESTATED LOAN AGREEMENT


     THIS SECOND AMENDMENT (this "Amendment") to the Amended  and

Restated Loan Agreement is entered into as of the 27th  day  of

March, 1996, by and between Pages, Inc. ("Pages"), Clyde A. Short

Company  ("Clyde Short"), School Book Fairs, Inc.  ("School  Book

Fairs")  (Pages,  Clyde  Short and School  Book  Fairs  shall  be individually referred to as a "Borrower" and collectively as  the

"Borrowers"), and The Huntington National Bank ("Bank").

                           RECITALS:

     A.    As  of  August 2, 1994, the Borrowers, Craftmark  Inc.

("Craftmark"),  School  Book Fairs, Limited  ("Limited"),  Graham

Hamilton   Properties,  an  Ohio  general  partnership   ("Graham

Hamilton")  and the Bank executed a certain Amended and  Restated

Loan Agreement, which was amended by a certain First Amendment to

Amended  and Restated Loan Agreement dated as of June  28,  1995,

and  certain  letter  agreements  dated  October  13,  1995,  and

November  2, 1995, respectively relating to temporary waiver  and modification  of certain covenants (hereinafter collectively  the

"Loan  Agreement"), setting forth the terms of certain loans  and extensions of credit to the Borrowers; and

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

Third  Note Modification and Extension Agreement dated  June  29,

1994,  by a Fourth Note Modification Agreement dated as of August

2,  1994, and by a Fifth Note Modification Agreement dated as  of

June 28, 1995 (hereinafter collectively the "Short Note"); and

     C.    As  of  August  2,  1994, the Borrowers  executed  and

delivered  to the Bank, inter alia, a certain Revolving  Note  in

the   original   principal   sum   of   Seven   Million   Dollars

($7,000,000.00)  that  was replaced by a certain  Revolving  Note dated  June  28,  1995, in the original principal  sum  of  Seven

Million  Dollars  ($7,000,000.00) (hereinafter the  "School  Book

Fairs Note"); and

     D.    As  of  August  2,  1994, the Borrowers  executed  and

delivered  to the Bank, inter alia, a certain Revolving  Note  in the  original principal sum of Nine Million Five Hundred Thousand

Dollars ($9,500,000.00), that was replaced by a certain Revolving

Note  dated June 28, 1995, in the original principal sum of  Nine

Million    Five    Hundred   Thousand   Dollars   ($9,500,000.00)

(hereinafter the "Pages Revolving Note"); and

     E.    As  of  July  21,  1994, the  Borrowers  executed  and

delivered  to the Bank, inter alia, a certain Time  Note  in  the original  principal  sum  of Two Million  Five  Hundred  Thousand

Dollars ($2,500,000.00), that was replaced by a certain Time Note dated June 28, 1995, in the original principal sum of Two Million

Five  Hundred  Thousand Dollars ($2,500,000.00) (hereinafter  the

"Pages  Time Note") (the Short Note, the School Book Fairs  Note,

the  Pages Revolving Note and the Pages Time Note are hereinafter collectively referred to as the "Notes"); and

     F.    In  connection with the Loan Agreement and the  Notes,

the  Borrowers,  Craftmark, Limited and Graham Hamilton  executed

and   delivered  to  the  Bank  certain  other  loan   documents,

promissory  notes,  a  deed of trust,  assignment  of  rents  and security  agreement,  lockbox agreements, consents,  assignments,

security   agreements,  agreements,  instruments  and   financing

statements in connection with the indebtedness referred to in the

Loan Agreement (all of the foregoing, together with the Notes and the  Loan Agreement, are hereinafter collectively referred to  as the "Loan Documents"); and

     G.   Graham Hamilton was dissolved in August, 1994; and

     H.    The  common stock in Limited was sold as of  March  5,

1996; and

     I     Craftmark merged into School Book Fairs on November 1,

1995; and

     J.    The  Borrowers are currently in default  of  the  Loan

Agreement pursuant to the following Sections:

     1.   The  failure  of the Borrowers to comply  with  Section
          7.13 of the Loan Agreement with respect to working capital;

     2.   The  failure  of the Borrowers to comply  with  Section
          7.14 of the Loan Agreement with respect to the ratio of total liabilities to consolidated tangible net worth;

     3.   The  failure  of the Borrowers to comply  with  Section
          7.15 of the Loan Agreement with respect to the ratio of cash flow to debt service;

     4.   The  failure  of the Borrowers to comply  with  Section
          7.21 of the Loan Agreement with respect to obtaining a participant; and

     5.   The  failure  of the Borrowers to comply  with  Section
          7.23 of the Loan Agreement with respect to resting the Clyde A. Short Company and School Book Fairs, Inc.
          revolving loans.

 (collectively the "Identified Defaults"); and

     K.    The  Borrowers have requested that the Bank amend  and

modify  certain  terms and covenants in the  Loan  Agreement  and waive  the Identified Defaults, and the Bank is willing to do  so upon the terms and conditions contained herein.

     NOW,  THEREFORE,  in consideration of the mutual  covenants,

agreements  and  promises  contained  herein,  the  receipt   and

sufficiency of which are hereby acknowledged, and intending to be legally bound, each of the Borrowers and the Bank, for themselves and  their  successors  and  assigns  do  hereby  agree,  recite,

represent and warrant as follows:

     1.    All  capitalized  terms not otherwise  defined  herein

shall  have the same meanings ascribed as such terms in the  Loan

Agreement.

     2.    The  Bank hereby waives all of the Identified Defaults

through the date of the execution of this Amendment.

     3.    Section  1.2,  "The Loans," of the Loan  Agreement  is

hereby amended to recite in its entirety that:

          1.2   The  Loans.  The Bank, subject  to  the
          terms  and conditions hereof, will make loans
          and  advances on a revolving basis  and  will
          extend  commercial letters of credit  to  the
          Borrowers   up  to  the  aggregate   sum   of
          $16,000,000.00  (the  "Loans").   The   Loans
          shall  be comprised of (a) credit extensions,
          subject  to the terms and conditions  hereof,
          to  Clyde A. Short Company in an amount up to
          the   aggregate  sum  of  $5,000,000.00  (the
          "Short   Revolving  Credit"),   and   (b)   a
          revolving  credit facility,  subject  to  the
          terms  and conditions hereof, to School  Book
          Fairs in an amount up to the principal sum of
          $12,000,000.00   (the  "School   Book   Fairs
          Revolving Credit"), provided, however, that notwithstanding the principal sums referenced herein or in the promissory notes evidencing the Short Revolving Credit and the School
          Book Fairs Revolving Credit, respectively, the aggregate principal balances of the Short
          Revolving  Credit and the School  Book  Fairs
          Revolving  Credit  shall at  no  time  exceed
          $16,000,000.00.

     4.    Section  1.3,  "Short  Revolving  Credit,"  is  hereby

amended to recite in its entirety that:

          1.3    Short  Revolving  Credit.   The  Short
          Revolving  Credit shall be a  revolving  loan
          not   to   exceed   the  principal   sum   of
          $5,000,000.00,  provided, however,  that  the
          principal  balance  of such  revolving  loan,
          shall  not exceed the lesser of $5,000,000.00
          or  the sum of (a) the Short Borrowing  Base,
          plus   (b)  the  School  Book  Fairs   Unused
          Availability.   "School  Book  Fairs   Unused
          Availability"   shall  mean  the   difference
          between  (i) the School Book Fairs  Borrowing
          Base and (ii) the aggregate principal balance of the School Book Fairs Revolving Credit.

     5.    Section  1.4,  "Short Lending Formula,"  of  the  Loan

Agreement is hereby amended to recite in its entirety that:

          1.4  Short Lending Formula.  "Short Borrowing
          Base" shall mean the sum of (a) up to 60%  of
          Eligible  Inventory owned by Clyde  A.  Short
          Company,  up  to the Short Maximum  Inventory
          Advance,  plus  (b)  up to  80%  of  Eligible
          Accounts  owned  by Clyde A.  Short  Company,
          plus  (c)  up to 75% of Eligible Real  Estate
          owned  by  Clyde  A. Short  Company.   "Short
          Maximum Inventory Advance" shall mean  up  to
          the sum of $3,500,000.00 beginning January  1
          and  continuing through and including May  31
          of each calendar year, and up to the sum of $6,500,000.00 beginning June 1 and continuing through and including December 31 of each calendar year.

     6.    Section 1.5, "School Book Fairs Revolving Credit,"  of

the  Loan  Agreement is hereby amended to recite in its  entirety that:

          1.5  School Book Fairs Revolving Credit.  The
          principal  sum  of  the  School  Book   Fairs
          Revolving Credit shall not exceed the lesser of $12,000,000.00 or the sum of (a) the School Book Fairs Borrowing Base, plus (b) the Short Unused Availability. "Short Unused
          Availability" shall mean, at the time of determination, the difference between (i) the Short Borrowing Base and (ii) the aggregate principal balance of the Short Revolving
          Credit.

     7.    Section 1.6, "School Books Fairs Lending Formula,"  of

the  Loan  Agreement is hereby amended to recite in its  entirety that:

          1.6   School  Books  Fairs  Lending  Formula.
          "School Book Fairs Borrowing Base" shall mean
          the  sum  of  (a) the applicable School  Book
          Fairs  Inventory Advance Rate, multiplied  by
          Eligible  Inventory  owned  by  School   Book
          Fairs,  Inc.,  up  to the School  Book  Fairs
          Maximum  Inventory Advance, plus (b)  75%  of
          Eligible Accounts owned by School Book Fairs,
          Inc.   "School  Book Fairs Inventory  Advance
          Rate" shall mean up to 50% beginning June  1,
          and  continuing  through January  31  of  the
          immediately succeeding calendar year, and  up
          to  30%  beginning February 1 and  continuing
          through May 31 of each calendar year. "School
          Book  Fairs Maximum Inventory Advance"  shall
          mean  up  to $9,000,000.00 beginning June  1,
          and  continuing  through January  31  of  the
          immediately  succeeding  calendar  year   and
          $6,500,000.00  beginning  February   1,   and
          continuing through May 31 of each calendar year.


     8.    Section  1.7, "Pages Revolving Credit and  Pages  Time

Credit," of the Loan Agreement is hereby deleted in its entirety.

     9.    Section  1.8,  "Pages Lending Formula,"  of  the  Loan

Agreement is hereby deleted in its entirety.

     10.  Section 2.1(d) of Section 2.1, "Eligible Accounts,"  of

the Loan Agreement is hereby amended to recite:

          (d)  the account does not, when added to  all
          other  accounts  of School Book  Fairs,  Inc.
          arising  from consumer transactions,  produce
          an  aggregate  indebtedness  to  School  Book
          Fairs,   Inc.   from   Account   Debtors   in
          connection with consumer transactions, or an aggregate indebtedness to School Book Fairs, Inc. that is reflected on its books and records as unpaid fair accrual, in excess of $5,000,000.00.

All other provisions of Section 2.1 shall remain as originally written.

     11.   Notwithstanding anything to the contrary contained  in

the  Loan Agreement, the Borrowers shall have no right to  borrow at the LIBO Rate.

     12.   Section 3.2(a) of Section 3.2, "Prime Interest  Rate,"

of the Loan Agreement is hereby amended to recite:

          (a) one percentage point (1%) in excess of the Prime Commercial Rate of the Bank, from time to time in effect, in respect of the Short Revolving Credit and the School Book
          Fairs Revolving Credit;

All other provisions of Section 3.2 shall remain as originally written.

     13.   The  definition  of "Termination Date"  set  forth  in

Section 3.3, "LIBO Rate," of the Loan Agreement is hereby amended to recite in its entirety that:

          "Termination  Date"  shall  mean,  (a)   with
          respect  to  any  Advances  under  the  Short
          Revolving   Credit  or  School   Book   Fairs
          Revolving Credit, June 1, 1997.

     14.  Section 3.11, "Interest Rate After Default" of the Loan

Agreement is hereby amended to recite in its entirety:

          3.11  Interest Rate After Default.  Upon  the
          occurrence of any Pending Default or Event of
          Default, interest shall thereafter accrue  on
          the  outstanding  principal  balance  of  all
          Advances made pursuant to this Agreement at a
          rate   equal   to  (a)  three  and   one-half
          percentage points per annum in excess of the Prime Interest Rate, with respect to any Prime Interest Rate Advances.

      15.   Section 3.12, "Fees," of the Loan Agreement is hereby

amended to recite in its entirety that:

          3.12  Fees.   (a) The Borrowers  jointly  and
          severally  agree to pay a fee in  respect  of
          the  Short Revolving Credit equal to one-half
          of  one  percent  per  annum  (1/2%)  of  the
          difference, if any, between $5,000,000.00 and
          the  average daily principal balance  of  the
          Short  Revolving Credit during  any  full  or
          partial  calendar quarter the Short Revolving
          Credit  is  in  effect, payable quarterly  in
          arrears, beginning on the first day of  July,
          1996, and continuing on the first day of each
          October, January, April, and July, thereafter
          during  the period the Short Revolving Credit
          is  in  effect, and (b) the Borrowers jointly
          and  severally agree to pay a fee in  respect
          of  the  School  Book Fairs Revolving  Credit
          equal  to  one-half of one percent per  annum
          (1/2%)  of  the difference, if  any,  between
          $11,000,000.00   and   the   average    daily
          principal  balance of the School  Book  Fairs
          Revolving  Credit during any full or  partial
          calendar   quarter  the  School  Book   Fairs
          Revolving   Credit  is  in  effect,   payable
          quarterly in arrears, beginning on the first day of July, 1996, and continuing on the first day of each October, January, April and July thereafter during the period the School
          Book Fairs Revolving Credit is in effect.

     16.   The  fourth  sentence of Section  3.13,  "Evidence  of

Loans,  Advance  Requests  and Costs  and  Expenses,"  is  hereby amended to recite that:

          The  Companies further jointly and  severally
          agree to pay analysis fees, audit fees in the
          amount of $500.00 per auditor per day,  which
          in the absence of extraordinary circumstances
          or  a  Pending Default will not  exceed  four
          audits  per year, plus out-of-pocket expenses
          of  such auditors, and all costs and expenses
          incidental to or in connection with  (i)  the
          Loans,  (ii)  the enforcement of  the  Bank's
          rights  in  connection therewith,  (iii)  any
          amendment  or modification of this  Agreement
          or   any  other  loan  documents,  (iv)   any
          litigation, contest, dispute, proceeding or action in any way relating to the Collateral or to this Agreement, whether the same are incurred prior to or after maturity, an Event of Default, or judgment.

All other provisions of Section 3.13 shall remain as originally written.

     17.   Section  3.15,  "Maturity," of the Loan  Agreement  is

hereby amended to recite in its entirety that:

          3.15  Maturity.   The Short Revolving  Credit
          and School Book Fairs Revolving Credit shall be due and payable on June 1, 1997, and as extended from time to time in the sole discretion of the Bank.


     18.   Section 5.1, "Organization and Authority," of the Loan

Agreement is hereby amended to recite in its entirety that:

          5.1    Organization  and   Authority.    Such
          Company (a) is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction set forth below:

               Pages, Inc. -- Delaware
               Clyde A. Short Company -- North Carolina
               School Book Fairs, Inc. -- Florida


          (b) has all requisite power and authority and
          all necessary licenses and permits to own and
          operate  its properties and to carry  on  its
          business  as  now conducted and as  presently
          proposed to be conducted in the locations set
          forth in Exhibit C to the Second Amendment to
          Amended and Restated Loan Agreement; and  (c)
          to  the best of such Company's knowledge,  by
          reason   of  ownership  or  lease   of   real
          property, has qualified to do business in each jurisdiction in which it owns or leases such real property.

     19.   Section 7.2, "Maintenance of Properties and  Corporate

Existence," of the Loan Agreement is hereby amended to recite  in its entirety that:

          7.2         Maintenance  of  Properties   and
          Corporate Existence.  Such Company shall  (a)
          maintain  its property in good condition  and
          make  all  renewals, replacements, additions,
          betterments and improvements thereto which it
          deems    necessary;   (b)   maintain,    with
          financially sound and reputable insurers, (i)
          insurance with respect to its properties  and
          business   against   such   casualties    and
          contingencies,  of such types (including  but
          not  limited  to  fire and  casualty,  public
          liability,   products   liability,   larceny,
          embezzlement      or      other      criminal
          misappropriation insurance) in  such  amounts
          as  is  customary in the case of entities  of
          established reputations engaged in  the  same
          or a similar business and similarly situated,
          (ii)  life  insurance  with  respect  to  the
          individuals  managing such  Company  in  such
          amounts  as  is  customary  in  the  case  of
          corporations   of   established   reputations
          engaged in the same or a similar business and
          similarly  situated; (c) keep true  books  of
          records  and  accounts  in  which  full   and
          correct  entries  will be  made  of  all  its
          business  transactions, and  reflect  in  its
          financial  statements adequate  accruals  and
          appropriations to reserves; (d) do  or  cause
          to  be  done  all  things  necessary  (i)  to
          preserve  and keep in full force  and  effect
          its  existence,  rights and  franchises,  and
          (ii)  to maintain its status as a corporation
          duly  organized  and  existing  and  in  good
          standing under the laws of the state  of  its
          incorporation; and (e) not be in violation of
          any  laws, ordinances, or governmental  rules
          and   regulations  or  fail  to  obtain   any
          licenses,   permits,  franchises   or   other
          governmental authorizations necessary to  the
          ownership of its properties or to the conduct
          of  its  business, which violation or failure
          to  obtain  might  materially  and  adversely
          affect   the  business,  prospects,  profits,
          properties   or   condition   (financial   or
          otherwise) of such Company.

     20.   Section  7.3,  "Sale of Assets, Merger;  Subsidiaries;

Tradenames," of the Loan Agreement is hereby amended to recite in its entirety that:

          7.3          Sale    of    Assets;    Merger;
          Subsidiaries; Tradenames.  Such Company  will
          not,   except  in  the  ordinary  course   of
          business,  sell, lease, transfer or otherwise
          dispose  of,  any of its assets, except  that
          (i)   such  Company  may  sell  or  otherwise
          dispose  of  its  inventory in  the  ordinary
          course of its business, and (ii) such Company
          may  sell  or  trade-in  specific  items   of
          equipment each year up to an annual aggregate
          amount  of  $250,000.00,  provided  that   no
          individual item being traded is in excess  of
          $100,000.00 in value.  Such Company will not,
          without the prior written consent of the Bank
          and  the  execution of such documents  deemed
          necessary by the Bank, which consent  of  the
          Bank shall not be unreasonably withheld,  and
          will  not  permit any of its  affiliates  to,
          consolidate   with,  merge  into,   or   make
          investments  in any other entity,  or  permit
          any other entity to consolidate with or merge
          into  it.  Without the prior written  consent
          of  the  Bank, Pages, Inc. shall not  acquire
          all  or  substantially all of the  assets  or
          business  of  any  other company,  person  or
          entity  or  make  investments  in  any  other
          company,  person or entity.  With respect  to
          any  acquisition of or investment in  all  or
          substantially all of the assets  or  business
          of  any  other  company,  person  or  entity,
          Pages, Inc. shall execute and deliver to  the
          Bank  such documents deemed necessary by  the
          Bank.  No other Company shall acquire all  or
          substantially all of the assets  or  business
          of  any  other company, person or  entity  or
          make investments in any other company, person
          or  entity.  Except for the entities  as  set
          forth  in Exhibit F to this Agreement (herein
          an   "Affiliate"),  such   Company   has   no
          subsidiaries  and conducts business  only  in
          the  name(s)  of such Company.  Such  Company
          will  not  create or acquire any subsidiaries
          without  the  prior written  consent  of  the
          Bank,  which  consent will  not  be  withheld
          unreasonably.    If  such  Company   conducts
          business  under  tradenames  other  than  the
          names  of  such  Company, such Company  shall
          provide  to the Bank notice of such tradename
          or   tradenames  within  thirty  days   after
          beginning the use of the same and shall execute such documents deemed necessary by the Bank in connection therewith.

     21.  Section 7.12, "Consolidated Tangible Net Worth," of the

Loan Agreement is hereby amended to recite in its entirety that:

          7.12  Consolidated Tangible Net  Worth.   The
          Parent, on a combined and consolidated basis, shall achieve a Consolidated Tangible Net
          Worth of not less than the amounts specified below as of the dates also specified below:

               As of March 31, 1996 - not less than $5,250,000.00
               As of June 30, 1996 - not less than $4,750,000.00
               As   of  September  30,  1996  -  not  less   than
$3,375,000.00
               As   of   December  31,  1996  -  not  less   than
$5,000,000.00
               As of March 31, 1997 - not less than $4,400,000.00

     22.   Section 7.13, "Working Capital," of the Loan Agreement

is hereby deleted in its entirety.

     23.    Section   7.14,  "Ratio  of  Total   Liabilities   to

Consolidated Tangible Net Worth," of the Loan Agreement is hereby deleted in its entirety.

     24.   Section  7.15, "Debt Service Coverage Ratio,"  of  the

Loan Agreement is hereby deleted recite in its entirety.

     25.   Section  7.16,  "Capital Expenditures,"  of  the  Loan

Agreement is hereby amended to recite in its entirety that:

          7.16 Capital Expenditures.  The Companies  in
          the  aggregate will not make any  expenditure
          for fixed or capital assets, including by way
          of   the  incurrence  of  capitalized   lease
          obligations, expenditures for maintenance and
          repairs   which  should  be  capitalized   in
          accordance with generally accepted accounting
          principles   or  otherwise   in   excess   of
          $500,000.00.

     26.   Section  7.17,  "Loans  and  Advances,"  of  the  Loan

Agreement is hereby amended to recite in its entirety that:

          7.17       Loans and Advances.  The Companies
          in  the aggregate will not make any loans  or
          advances  (except for inventory advances)  to
          any  person,  corporation or entity  if  such
          loans   or  advances  (except  for  inventory
          advances)  will  exceed  an  aggregate  total
          outstanding  at any one time of  $100,000.00,
          except   for  intercompany  advances  between
          entities comprising the Companies.

     27.   Section 7.18, "Operating Lease Rentals," of  the  Loan

Agreement is hereby amended to recite in its entirety that:

          7.18        Operating  Lease  Rentals.    The
          Companies  in the aggregate will not  without
          the  prior written approval of the Bank enter
          into   operating  leases  providing  in   the
          aggregate  for  annual rentals  which  exceed
          $1,000,000.00.

     28.   Section  7.21, "Prospective Participant or Co-Lender,"

of the Loan Agreement is hereby deleted in its entirety.

     29.   Section 7.23, "Resting of Short Revolving  Credit  and

School  Book  Fairs Revolving Credit," of the Loan  Agreement  is

hereby deleted in its entirety.

     30.    A  new  Section  7.25,  entitled  "Maximum  Operating

Losses," is here added to the Loan Agreement and shall recite  in its entirety as set forth below:

          7.25  Maximum  Operating  Losses.   Beginning
          with  the quarter ending March 31, 1996,  and
          continuing  as  of  the end  of  each  fiscal
          quarter  thereafter,  the  Borrowers   on   a
          consolidated and combined basis, shall not incur an Accumulated Operating Loss during any fiscal year in excess of the amounts set forth below:

          As  of  March 31, 1996, Accumulated Operating
          Loss not to exceed $1,100,000.00
          As  of  June 30, 1996, Accumulated  Operating
          Loss not to exceed $1,850,000.00
          As   of   September  30,  1996,   Accumulated
          Operating Loss not to exceed $3,950,000.00
          As   of   December   31,  1996,   Accumulated
          Operating  Loss  not to exceed $1,350,000.00;
          and
          As  of  March 31, 1997, Accumulated Operating
          Loss not to exceed $1,000,000.00

          Accumulated   Operating   Loss    shall    be
          determined  on  a fiscal year-to-date  basis,
          beginning  on  the first day of  each  fiscal
          year and shall be calculated through the date
          of   determination.   "Accumulated  Operating
          Loss"  shall mean, with respect to the period
          of  determination, the following  calculation
          which results in a number less than zero, (a)
          the  sum  of  the Borrower's net  income  (or
          loss) after taxes as determined in accordance
          with GAAP, plus, the sum of all extraordinary
          losses   (and  any  unusual  losses   arising
          outside the ordinary course of business not included in extraordinary losses determined in accordance with GAAP), minus (b) the sum of all extraordinary gains (and any unusual gains arising outside the ordinary course of business not included in extraordinary gains determined in accordance with GAAP), is less than $0.00.

     31.   Section 8(a) of Section 8, "Financial Information  and

Reporting," of the Loan Agreement is hereby amended to recite:

          (a)  within  30 days after the  end  of  each
          month,  financial  statements,  including   a
          balance  sheet and statements of  income  and
          surplus,  of  each  of the  Companies,  which
          shall   include,   without   limitation,   an
          itemization of all of Clyde Short's or School
          Book  Fairs loans/advances to Affiliates  and
          each     Borrower's    loans/advances    from
          Affiliates,  certified by  the  president  or
          chief  financial  officer of  the  Parent  (a
          "Financial  Officer") as fairly  representing
          each Company's financial condition as of  the
          end  of such period, and within 45 days after
          the    end   of   each   quarter,   financial
          statements, including a balance sheet and statements of income and surplus, and a statement of cash flows of the Companies, on a combined and consolidated basis, certified by a Financial Officer as fairly representing the Companies' financial condition as of the end of such period;



All other provisions of Section 8 shall remain as originally written.

     32.   Section  10.1,  "Notices," of the  Loan  Agreement  is

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

               The Huntington National Bank
               41 South High Street
               Columbus, Ohio 43215
               Attn:  Mark A. Koscielski, Vice President

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

     33.   Concurrently  with the execution  of  this  Amendment,

Clyde  Short  shall  execute  and deliver  to  the  Bank  a  Note

Modification  Agreement, a Deed of Trust Modification  Agreement,

and  a Continuing Guaranty Unlimited in form satisfactory to  the

Bank.

     34.   Concurrently  with the execution  of  this  Amendment,

Pages shall execute and deliver to the Bank Continuing Guaranties

Unlimited of the obligations of Clyde Short and School Book Fairs in form satisfactory to the Bank.

     35.   Concurrently  with the execution  of  this  Amendment,

School  Book  Fairs  shall execute and deliver  to  the  Bank  an

Amended  and  Restated Promissory Note and a Continuing  Guaranty

Unlimited in form satisfactory to the Bank.

     36.   Concurrently with the execution of this Amendment, the

Borrowers shall indefeasibly pay in full all outstanding  amounts the  Pages  Revolving  Credit, and the Borrowers  shall  have  no further rights to seek advances under the Pages Revolving  Credit or the Pages Term Credit.

     37.   All  references in the Loan Agreement to  School  Book

Fairs, Limited, a United Kingdom corporation, shall hereafter  be of no further force and effect and School Book Fairs, Limited,  a

United  Kingdom corporation, shall hereafter cease to be a  party to the Loan Agreement.

     38.  Each reference to the Loan Agreement, whether by use of

the   phrase  "Loan   Agreement,"  "Amended  and  Restated   Loan

Agreement,"  "Agreement," the prefix "herein" or any other  term,

and  whether  contained  in the Loan Agreement  itself,  in  this

Amendment  or any document executed concurrently herewith  or  in any  loan documents executed hereafter, shall be construed  as  a reference to the Loan Agreement as amended by this Amendment.

     39.   Each of the Borrowers hereby reaffirms each and  every

warranty and representation made in the Loan Documents as if  the same  were  made as of the date this Amendment becomes effective,

except  to  the  extent that such warranties and  representations expressly relate to an earlier date.

     40.   Except  as  modified herein, the Loan Agreement,  Loan

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

     41.  Each of the Borrowers agrees to perform and observe all of  the covenants, agreements, stipulations, and conditions to be performed under the Loan Agreement, Loan Documents, and all other related agreements, as amended hereby.

     42.  Each of the Borrowers represents and warrants that upon the  execution  of  this  Amendment, no  "Event  of  Default"  or

"Pending Default," as defined in the Loan Agreement, has occurred and  is  continuing,  nor will any occur  immediately  after  the execution  and  delivery of this Amendment by the performance  or observance of any provision hereof.

     43.  Each of the Borrowers hereby represents and warrants to the Bank that (a) such Borrower has legal power and authority  to execute  and  deliver  the  within  Amendment;  (b)  the  officer executing  the  within Amendment on behalf of such  Borrower  has been  duly  authorized to execute and deliver the same  and  bind such Borrower with respect to the provisions provided for herein;

(c)  the  execution and delivery hereof by such Borrower and  the performance  and  observance by such Borrower of  the  provisions

hereof   do  not  violate  or  conflict  with  the  articles   of

incorporation,   memorandum   and   articles   of    association,

regulations or by-laws of such Borrower or any law applicable  to such  Borrower  or result in the breach of any  provision  of  or constitute a default under any agreement, instrument or  document binding  upon or enforceable against such Borrower; and (d)  this

Amendment constitutes a valid and legally binding obligation upon such Borrower in every respect.

     44.   Each  of  the  undersigned  Borrowers  authorizes  any

attorney-at-law to appear in any court of record in the State  of

Ohio or in any state or territory of the United States after  the indebtedness  referred  to  in the Loan  Agreement  becomes  due,

whether  by  acceleration or otherwise, to waive the issuing  and service  of process, and to confess judgment against any  one  or more  of  the undersigned Borrowers in favor of the Bank for  the amount  then  appearing due, together with  costs  of  suit,  and thereupon to waive all errors and all rights of appeal  in  stays of  execution.  No such judgment or judgments against  less  than all  the  undersigned Borrowers shall be a bar  to  a  subsequent judgment  or judgments against any one or more of the undersigned

Borrowers  against  whom judgment has not been  obtained  hereon,

this  being  a joint and several warrant of attorney  to  confess

judgment.   The attorney-at-law authorized hereby to  appear  for

the  undersigned Borrowers may be an attorney-at-law representing the  Bank, and each of the undersigned Borrowers hereby expressly waives any conflict of interest that may exist by virtue of  such representation.

     45.   THIS  AMENDMENT shall become effective only  upon  its

execution by all parties hereto.

     IN  WITNESS WHEREOF, each of the Borrowers and the Bank have hereunto  set their hands at Columbus, Ohio as of the date  first set forth above.



                                   BORROWERS:

                                   PAGES, INC.

                                   By: /s/ S. Robert Davis
                                       -----------------------
                                   Its:  Chairman of the Board


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

                                   Its:  Assistant Secretary


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

                                   Its:  Assistant Secretary

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


                                   BANK:

                                   THE HUNTINGTON NATIONAL BANK


                                   By:

                                   Its:  Vice President


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


COLUMBUS/0221683.04

       SIXTH NOTE MODIFICATION AGREEMENT -- $5,000,000.00


     This Sixth Note Modification Agreement (this "Agreement") is entered into as of the 27th day of March, 1996, by and between The Huntington National Bank (hereinafter the "Bank") and
Clyde A. Short Company (hereinafter the "Company").

                          WITNESSETH:

     A. As of February 28, 1990, the Bank and the Company entered into and executed a certain Loan and Security Agreement
(hereinafter the "First Loan Agreement"); and

     B. As of February 28, 1990, the Company executed and delivered to the Bank, inter alia, a certain revolving note in the original principal amount of Ten Million Dollars ($10,000,000), which was modified by a First Note Modification Agreement dated June 12, 1992, thereby decreasing the principal amount to Six Million Dollars ($6,000,000.00), by a Second Note Modification Agreement dated June 30, 1993, by a Third Note Modification and Extension Agreement dated June 29, 1994, by a Fourth Note Modification Agreement dated August 2, 1994, and by a Fifth Note Modification Agreement -- $6,000,000.00 dated June 28, 1995 (hereinafter collectively the "Note"); and

     C. To secure the repayment of the Note, the Company granted to the Bank, inter alia, a security interest in (a) the collateral described in the First Loan Agreement, and (b) a Deed of Trust, Assignment of Rents and Security Agreement upon certain real property owned by the Company and located in Cleveland County, North Carolina, (hereinafter collectively the "Real and Personal Property"); and

     D. The Bank's security interests and deed of trust in the Real and Personal Property were perfected properly by the filing of financing statements and the recording of a deed of trust with various recording authorities; and

     E. In connection with the First Loan Agreement and the Note, the Company executed and delivered to the Bank certain other loan documents, promissory notes, agreements, instruments and financing statements in connection with the indebtedness referred to in the First Loan Agreement (all of the foregoing, together with the Note and the First Loan Agreement, are hereinafter collectively referred to as the "First Loan Documents"); and

     F. On or about June 12, 1992, the Company, the Bank and certain affiliates of the Company entered into a certain Loan
Agreement (the "Second Loan Agreement"), thereby amending and restating the terms of the First Loan Agreement; and

     G. In connection with the Second Loan Agreement, the Company executed and delivered to the Bank certain other loan documents, promissory notes, agreements, and instruments in connection with the indebtedness referred to in the Second Loan Agreement, including, but not limited to, a Security Agreement (the "Security Agreement") with respect to the Personal Property (all of the foregoing, together with the Second Loan Agreement, are hereinafter collectively referred to as the "Second Loan Documents"); and

     H. As of August 2, 1994, the Company, the Bank and certain affiliates of the Company entered into a certain Amended and Restated Loan Agreement, that was amended by a certain First Amendment to Amended and Restated Loan Agreement dated as of June 28, 1995, and by a certain Second Amendment to Amended and Restated Loan Agreement dated as of March 27, 1996 (collectively, the "Third Loan Agreement"), which Third Loan Agreement amended and restated the terms of the Second Loan Agreement; and

     I. In connection with the Third Loan Agreement, the Company executed and delivered to the Bank certain other loan documents, promissory notes, agreements and instruments in connection with the indebtedness referred to in the Third Loan Agreement (hereinafter collectively the "Third Loan Documents") (all of the foregoing, together with the First Loan Documents, the Second Loan Documents and the Third Loan Agreement are hereinafter collectively referred to as the "Loan Documents").

     J.    The Company remains the owner of the Real and Personal
Property and the Bank holds the Loan Documents; and

     K. The Company and the Bank desire and are willing to amend and modify the terms of the Note.

     NOW, THEREFORE, in consideration of the mutual covenants, agreements and promises contained herein, the receipt and sufficiency of which are hereby acknowledged, and intending to be legally bound, the Company and the Bank, for themselves and their successors and assigns do hereby agree, recite, represent and warrant as follows:

     1. The first paragraph on page one of the Note is hereby amended to recite in its entirety that:

               FOR  VALUE  RECEIVED,  the  undersigned,
          promises   to  pay  to  the  order   of   The
          Huntington National Bank (hereinafter  called
          the  "Bank,"  which  term shall  include  any
          holder hereof) at such place as the Bank  may
          designate   or,  in  the  absence   of   such
          designation,  at  any of the Bank's  offices,
          the    sum    of    Five   Million    Dollars
          ($5,000,000.00) or so much thereof  as  shall
          have  been advanced by the Bank at  any  time
          and   not   thereafter  repaid   (hereinafter
          referred to as "Principal Sum") together with
          interest as hereinafter provided and  payable
          at  the  time  and in the manner  hereinafter
          provided.  The proceeds of the loan evidenced
          hereby may be advanced, repaid and readvanced
          in  partial amounts during the term  of  this
          revolving  note (this "Note")  and  prior  to
          maturity.  Each such advance shall be made to
          the  undersigned upon receipt by the Bank  of
          the  undersigned's application  therefor  and
          disbursement instructions, which shall be  in
          such form as the Bank shall from time to time
          prescribe.   The  Bank shall be  entitled  to
          rely  on any oral or telephonic communication
          requesting   an   advance  and/or   providing
          disbursement  instructions  hereunder,  which
          shall  be  received by it in good faith  from
          anyone reasonably believed by the Bank to  be
          the   undersigned,   or   the   undersigned's
          authorized  agent.   The  undersigned  agrees
          that  all advances made by the Bank  will  be
          evidenced  by entries made by the  Bank  into
          its  electronic data processing system and/or
          internal  memoranda maintained by  the  Bank.
          The  undersigned further agrees that the  sum
          or  sums  shown  on the most recent  printout
          from  the  Bank's electronic data  processing
          system  and/or  on  such memoranda  shall  be
          rebuttably presumptive evidence of the amount
          of the Principal Sum and of the amount of any
          accrued   interest.    Notwithstanding    the
          Principal  Sum referenced above, the  maximum
          amount   that  the  undersigned  may   borrow
          hereunder is limited by the terms of the Loan
          Agreement.

     2. The second paragraph on page one of the Note is hereby amended to recite in its entirety that:

               This  Note is executed and the  advances
          contemplated  hereunder  are   to   be   made
          pursuant  to  an  Amended and  Restated  Loan
          Agreement by, between and among, inter  alia,
          the  undersigned  and the Bank  dated  as  of
          August   2,   1994,   and   all   amendments,
          modifications, and supplements  thereto  from
          time to time, including, without limitation a
          certain   First  Amendment  to  Amended   and
          Restated Loan Agreement dated as of June  28,
          1995,  and  a  certain  Second  Amendment  to
          Amended and Restated Loan Agreement dated  as
          of    March    27,   1996    (hereinafter
          collectively  called the  "Loan  Agreement"),
          and   all   the  covenants,  representations,
          agreements,  terms, and conditions  contained
          therein,   including  but  not   limited   to
          limitations   upon   the   maximum   advances
          available  to the undersigned and  additional
          conditions   of  default,  are   incorporated
          herein as if fully rewritten.

     3. The Company hereby covenants and agrees that the Bank's agreement in this Agreement to modify the Note shall not be construed and shall not be the Bank's agreement to further modify the Note.

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

                            COMPANY:

                            CLYDE A. SHORT COMPANY

                            By:

                            Its:   Assistant Secretary

                            BANK:

                            THE HUNTINGTON NATIONAL BANK


                            By:

                            Its:  Vice President
COLUMBUS/0224650.01

                                       -3-

     GUARANTOR:          SCHOOL BOOK FAIRS, INC.  DEBTOR:   CLYDE A. SHORT
     COMPANYADDRESS:     801 94th Street          ADDRESS:4205 East Dixon Blvd
                         St. Petersburg, FL  33702          Shelby, NC 28150

 CONTINUING GUARANTY
 UNLIMITED

For the purpose of inducing The Huntington National Bank (hereinafter referred to as "Bank") to lend money or extend credit to Clyde A. Short Company (hereinafter referred to as "Debtor"), the undersigned (hereinafter referred to as "Guarantor") hereby unconditionally guarantees the prompt and full payment to Bank when due, whether by acceleration or otherwise, of all Obligations of any kind for which Debtor is now or may hereafter become liable to Bank in any manner.

The word "Obligations" is used in its most comprehensive sense and includes, without limitation, all indebtedness, debts and liabilities (including principal, interest, late charges, collection costs, attorneys' fees and the like) of Debtor to Bank, either created by Debtor alone or together with another or others, primary or secondary, secured or unsecured, absolute or contingent, liquidated or unliquidated, direct or indirect, whether evidenced by note, draft, application for letter of credit, agreements of guaranty or otherwise, and any and all renewals of, extensions of or substitutes therefor. The word "Obligations" shall include, BUT NOT BE LIMITED TO, all indebtedness owed by Debtor to Bank by reason of credit extended or to be extended to Debtor in the principal amount of $5,000,000.00, pursuant to one or more instruments of indebtedness and related documents.

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

In the event Guarantor shall any time pay any sums on account of any Obligations or take any other action in performance of any Obligations, Guarantor shall be subrogated to the rights, powers, privileges and remedies of the Debtor in respect of such Obligation; provided that all such rights of subrogation and all claims and indebtedness arising therefrom shall be, and Guarantor hereby agrees that the same are, and shall be at all times, in all respects subordinate and junior to all Obligations, and provided, further, that Guarantor hereby agrees that he shall not seek to exercise any such rights of subrogation, reimbursement, exoneration, or indemnity whatsoever or any rights of recourse to any security for any of the Obligations unless or until all Obligations shall have been indefeasibly paid in full in cash and duly and fully performed.

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

Executed  and delivered at Columbus, Ohio, as of  the 27th  day  of March, 1996.

                              GUARANTOR:


                              SCHOOL BOOK FAIRS, INC.

                              BY:

                              ITS:  Assistant Secretary


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





COLUMBUS/0224731.01

                                        3

GUARANTOR: PAGES, INC.             DEBTOR:   CLYDE A. SHORT COMPANY

ADDRESS:   801 94th Street         ADDRESS:  4205 East Dixon Blvd.
           St. Petersburg, FL  33702        Shelby, NC  28150

 CONTINUING GUARANTY
 UNLIMITED


For the purpose of inducing The Huntington National Bank (hereinafter referred to as "Bank") to lend money or extend credit to Clyde A. Short Company (hereinafter referred to as "Debtor"), the undersigned (hereinafter referred to as "Guarantor") hereby unconditionally guarantees the prompt and full payment to Bank when due, whether by acceleration or otherwise, of all Obligations of any kind for which Debtor is now or may hereafter become liable to Bank in any manner.

The word "Obligations" is used in its most comprehensive sense and includes, without limitation, all indebtedness, debts and liabilities (including principal, interest, late charges, collection costs, attorneys' fees and the like) of Debtor to Bank, either created by Debtor alone or together with another or others, primary or secondary, secured or unsecured, absolute or contingent, liquidated or unliquidated, direct or indirect, whether evidenced by note, draft, application for letter of credit, agreements of guaranty or otherwise, and any and all renewals of, extensions of or substitutes therefor. The word "Obligations" shall include, BUT NOT BE LIMITED TO, all indebtedness owed by Debtor to Bank by reason of credit extended or to be extended to Debtor in the principal amount of $5,000,000.00, pursuant to one or more instruments of indebtedness and related documents.

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

Guarantor waives any claims or other rights which Guarantor might now have or hereafter acquire against Debtor or any other person that is primarily or contingently liable on the Obligations that arise from the existence or performance of Guarantor's obligations under this Guaranty, including, without limitation, any right of subrogation, reimbursement, exoneration, contribution, indemnification, or any right to participate in any claim or remedy of Bank against Debtor or any collateral security therefor which Bank now has or hereafter acquires; whether such claim, remedy or right arises in equity, under contract or statute, at common law, or otherwise.

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

Executed  and  delivered at Columbus, Ohio, as of  the 27th day  of March, 1996.

                              GUARANTOR:


                              PAGES, INC.

                              BY:

                              ITS:  Chairman of the Board


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



COLUMBUS/0224741.01


          FIRST DEED OF TRUST MODIFICATION AGREEMENT


     This  First  Deed  of Trust Modification  Agreement  (this

"Agreement")  is  made as of the 27th day of  March,  1996,  by

Clyde  A.  Short  Company,  a North Carolina  corporation,  aka

Clyde  A.  Short  Company, Inc., aka Clyde A. Short  Co.,  Inc.

(herein  "Borrower"), W. Jeffrey Cecil, Trustee, 41 South  High

Street,  Columbus,  Ohio   43215 (herein  "Trustee"),  and  The

Huntington National Bank, a national banking association, whose address  is 41 South High Street, Columbus, Ohio 43215  (herein

"Beneficiary" or "Lender").

                         WITNESSETH:

     WHEREAS,  Borrower  executed  a  certain  Deed  of  Trust,

Assignment  of Rents and Security Agreement in favor of Lender,

dated   the   28th  day  of  February,  1990,  and  filed   for

registration  and registered February 28, 1990, in  Book  1082,

Page  1815,  Register of Deeds Office, Cleveland County,  North

Carolina  (the "Deed of Trust"), to secure certain indebtedness evidenced by (a) Borrower's revolving note dated as of February

28,  1990, in the original principal sum of Ten Million Dollars

($10,000,000.00) (the "Revolving Loan"); (b) Borrower's certain

Commercial  Letter  of  Credit  Reimbursement  Agreement  dated

February  28,  1990;  and  (c)  a  certain  Loan  and  Security

Agreement between Lender and Borrower dated as of February  28,

1990 (the "1990 Loan Agreement"); and

     WHEREAS,  as  of August 2, 1994, the Lender  and  Borrower

entered into a certain Amended and Restated Loan Agreement,  as amended  by  a certain First Amendment to Amended and  Restated

Loan  Agreement  dated as of June 28, 1995, and  by  a  certain

Second  Amendment to Amended and Restated Loan Agreement  dated as of March 27, 1996, thereby amending and replacing the 1990

Loan Agreement; and

     WHEREAS,  as  of even date herewith, Lender  and  Borrower have  entered into a certain Sixth Note Modification  Agreement

- --  $5,000,000.00 (the "Revolving Note Modification Agreement")

whereby certain terms of the Revolving Loan were revised; and

     WHEREAS,   in   connection   with   the   Revolving   Note

Modification Agreement, Lender and Borrower desire to amend the

Deed of Trust to reflect certain revised terms of the Revolving

Loan.

     NOW,  THEREFORE, for and in consideration of the covenants set forth herein, Lender and Borrower hereby agree as follows:

     1.   The fourth paragraph of the first page of the Deed of

Trust  is  hereby  deleted in its entirety  and  the  following paragraph is hereby inserted in its place:

               TO  SECURE TO LENDER (a) the repayment
          of the indebtedness evidenced by Borrower's
          revolving  note  dated as of  February  28,
          1990,  in  the original aggregate principal
          sum      of     Ten     Million     Dollars
          ($10,000,000.00),  as  modified  by  (i)  a
          certain First Note Modification Agreement -
          -   $6,000,000.00  dated  June  12,   1992,
          thereby decreasing the principal sum of the
          note     to     Six     Million     Dollars
          ($6,000,000.00), (ii) a certain Second Note
          Modification Agreement dated June 30, 1993,
          (iii) a certain Third Note Modification and
          Extension Agreement -- $6,000,000.00  dated
          as  of June 29, 1994, (iv) a certain Fourth
          Note     Modification     Agreement      --
          $6,000,000.00 dated as of August  2,  1994,
          (v)   a  certain  Fifth  Note  Modification
          Agreement -- $6,000,000.00 dated as of June
          28,  1995,  and (vi) a certain  Sixth  Note
          Modification   Agreement  --  $5,000,000.00
          dated  as  of  March  27,  1996,  thereby
          decreasing the principal sum of the note to
          Five    Million   Dollars   ($5,000,000.00)
          (collectively   the   "Note"),   and    all
          renewals,   extensions  and   modifications
          thereof;   (b)  the  performance   of   the
          covenants   and  agreements   of   Borrower
          contained in a Commercial Letter of  Credit
          Reimbursement Agreement between Lender  and
          Borrower dated as of February 28, 1990,  in
          the  aggregate principal sum of Two Million
          Dollars  ($2,000,000.00), as  amended  from
          time    to    time,   including,    without
          limitation,  a certain First  Amendment  to
          Commercial  Letter of Credit  Reimbursement
          Agreement dated as of August 2, 1994  (such
          Commercial  Letter of Credit  Reimbursement
          Agreement,  as amended, together  with  the
          Note  are  herein collectively  called  the
          "Obligation"); (c) the performance  of  the
          covenants   and  agreements   of   Borrower
          contained in a certain Amended and Restated
          Loan  Agreement dated as of August 2, 1994,
          as  amended  from time to time,  including,
          without   limitation,   a   certain   First
          Amendment  to  Amended  and  Restated  Loan
          Agreement dated as of June 28, 1995, and  a
          certain  Second  Amendment to  Amended  and
          Restated  Loan Agreement dated as of  March
          27,  1996  (collectively the  "Loan  and
          Security   Agreement"),  as   provided   in
          paragraph 28 hereof; (d) the payment of all
          other  sums with interest thereon  advanced
          in   accordance  herewith  to  protect  the
          security of this Instrument; and (e) the performance of the covenants and agreements of Borrower herein contained.

     2.   Paragraph 31 of the Deed of Trust, "Obligatory Future

Advances," is hereby deleted in its entirety and the  following paragraph is hereby inserted in its place:

          31.    OBLIGATORY  FUTURE  ADVANCES.   This
          Instrument  secures all present and  future
          loan  advances  made by  Lender  under  the
          Obligation, and all other sums from time to
          time owing to Lender by Borrower under  the
          Loan and Security Agreement as provided  in
          paragraph   28  hereof.   Contemporaneously
          with   the  date  of  recording   of   this
          Instrument,  there will be  an  advance  of
          loan  proceeds.  The maximum  amount  which
          may  be  secured hereby at any one time  is
          Seven Million Dollars ($7,000,000.00).  The
          time   period  within  which  such   future
          advances  are  to  be made  is  the  period
          between the date hereof and a date ten (10)
          years from the date hereof.  The making  of
          future  advances  hereunder  is  obligatory
          within  the meaning of such term in Section
          45-70(a)  North  Carolina General  Statutes
          but subject to the conditions contained  in
          the  Loan and Security Agreement.  Advances
          secured hereby shall not be required to  be
          evidenced  by  a  "written  instrument   or
          notation" as described in Section 45-68(2) of the North Carolina General Statutes, it being the intent of the parties that the requirements of Section 45-68(2) for a "written instrument or notation" for each advance shall not be applicable to advances made under the Loan and Security Agreement and the Obligation.

     3.    All covenants, terms and conditions set forth in the

Deed  of  Trust,  except those amended hereby,  are  and  shall remain  in  full  force  and effect and  are  hereby  ratified,

assumed and reaffirmed.

     IN  WITNESS WHEREOF, the parties hereto have executed this

Agreement as of the day and year first above written.

                              LENDER:

Signed and Acknowledged       THE HUNTINGTON NATIONAL BANK
  in the presence of:



By: /s/ Mark A. Koscielski
Its:   Vice President


                              BORROWER:

Signed and Acknowledged       CLYDE A. SHORT COMPANY
  in the presence of:



By: /s/ S. Robert Davis
Its:  Assistant Secretary

                              TRUSTEE:

Signed and Acknowledged
  in the presence of:

/s/  W.  Jeffrey   Cecil,
     Trustee

STATE OF OHIO,
COUNTY OF FRANKLIN  SS.


   On this 27th day of March, 1996, before me, a Notary Public in and for said County and State, personally appeared Mark A. Koscielski, who acknowledged himself to be Vice President of The Huntington National Bank, the national banking association which executed the foregoing instrument, and who acknowledged that he, as such officer of said association, being duly authorized by the Board of Directors of said association, did execute the foregoing instrument for and on behalf of said association and that such signing is the free act and deed of said association for the uses and purposes therein mentioned.

   IN WITNESS WHEREOF, I have hereunto set my hand and official seal.



                            Notary Public



STATE OF OHIO,
COUNTY OF FRANKLIN, SS.


   On this 27th  day of March, 1996, before me, a Notary
Public in and for said County and State, personally appeared S. Robert Davis, known to me to be the person who as Assistant Secretary of Clyde A. Short Company, the corporation which executed the foregoing instrument, signed the same, and acknowledged to me that he did so sign said instrument in the name and upon behalf of said corporation as such officer, and by authority of the resolution of its Board of Directors; and that the same is his free act and deed as such officer, and the free and corporate act and deed of said corporation.



                                 Notary Public


STATE OF OHIO,
COUNTY OF FRANKLIN, SS:

     On this March day of March, 1996, before me, a Notary Public in and for said County and State, personally appeared W. Jeffrey Cecil, Trustee, personally known to me or satisfactorily identified to be the person who executed the foregoing instrument, signed the same, and, being first duly sworn, acknowledged to me that he did so sign said instrument his free act and deed.

     IN WITNESS WHEREOF, I have hereunto set my hand and official seal.


                                 Notary Public



This Instrument Prepared By:

Timothy E. Grady, Attorney-at-Law
PORTER, WRIGHT, MORRIS & ARTHUR
41 South High Street
Columbus, Ohio 43215



COLUMBUS/0224764.01

                                        3

 GUARANTOR:        PAGES, INC.              DEBTOR:   SCHOOL BOOK FAIRS, INC.
 ADDRESS: 801 94th Street              ADDRESS:  801 94th Street
          St. Petersburg, FL 33702               St. Petersburg, FL   33702

 CONTINUING GUARANTY
 UNLIMITED


For the purpose of inducing The Huntington National Bank (hereinafter referred to as "Bank") to lend money or extend credit to School Book Fairs, Inc. (hereinafter referred to as "Debtor"), the undersigned (hereinafter referred to as "Guarantor") hereby unconditionally guarantees the prompt and full payment to Bank when due, whether by acceleration or otherwise, of all Obligations of any kind for which Debtor is now or may hereafter become liable to Bank in any manner.

The word "Obligations" is used in its most comprehensive sense and includes, without limitation, all indebtedness, debts and liabilities (including principal, interest, late charges, collection costs, attorneys' fees and the like) of Debtor to Bank, either created by Debtor alone or together with another or others, primary or secondary, secured or unsecured, absolute or contingent, liquidated or unliquidated, direct or indirect, whether evidenced by note, draft, application for letter of credit, agreements of guaranty or otherwise, and any and all renewals of, extensions of or substitutes therefor. The word "Obligations" shall include, BUT NOT BE LIMITED TO, all indebtedness owed by Debtor to Bank by reason of credit extended or to be extended to Debtor in the principal amount of $12,000,000.00, pursuant to one or more instruments of indebtedness and related documents.

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

Guarantor waives any claims or other rights which Guarantor might now have or hereafter acquire against Debtor or any other person that is primarily or contingently liable on the Obligations that arise from the existence or performance of Guarantor's obligations under this Guaranty, including, without limitation, any right of subrogation, reimbursement, exoneration, contribution, indemnification, or any right to participate in any claim or remedy of Bank against Debtor or any collateral security therefor which Bank now has or hereafter acquires; whether such claim, remedy or right arises in equity, under contract or statute, at common law, or otherwise.

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

If at the time of payment of the Obligations and any discharge hereof, Guarantor shall be then directly or contingently liable to Bank as maker, indorser, surety or guarantor of any other loan or obligation whether the same shall be evidenced by a note, bill of exchange, agreement of guaranty or other instrument, then Bank may continue to hold any collateral of Guarantor as security therefor, even though this Guaranty shall have been surrendered to Guarantor. Bank shall not be bound to take any steps necessary to preserve any rights in the collateral against prior parties. If any Obligations hereunder are not paid when due, Bank may, at its option, demand, sue for, collect or make any compromise or settlement it deems desirable with reference to any collateral, and shall have the rights of a secured party under the law of the State of Ohio. Guarantor shall be liable for any deficiency.
Executed  and  delivered at Columbus, Ohio, as of  the 27th day  of March, 1996.


                              GUARANTOR:


                              PAGES, INC.

                              BY: /s/ S. Robert Davis
                              ITS:  Chairman of the Board


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



COLUMBUS/0224953.01

                                        3

GUARANTOR:CLYDE A. SHORT          DEBTOR:   SCHOOL BOOK FAIRS, INC.
COMPANY
 ADDRESS:  4205 East Dixon Blvd.   ADDRESS:  801 94th Street
           Shelby, NC 28150                 St. Petersburg, FL   33702

 CONTINUING GUARANTY
 UNLIMITED


For the purpose of inducing The Huntington National Bank (hereinafter referred to as "Bank") to lend money or extend credit to School Book Fairs, Inc. (hereinafter referred to as "Debtor"), the undersigned (hereinafter referred to as "Guarantor") hereby unconditionally guarantees the prompt and full payment to Bank when due, whether by acceleration or otherwise, of all Obligations of any kind for which Debtor is now or may hereafter become liable to Bank in any manner.

The word "Obligations" is used in its most comprehensive sense and includes, without limitation, all indebtedness, debts and liabilities (including principal, interest, late charges, collection costs, attorneys' fees and the like) of Debtor to Bank, either created by Debtor alone or together with another or others, primary or secondary, secured or unsecured, absolute or contingent, liquidated or unliquidated, direct or indirect, whether evidenced by note, draft, application for letter of credit, agreements of guaranty or otherwise, and any and all renewals of, extensions of or substitutes therefor. The word "Obligations" shall include, BUT NOT BE LIMITED TO, all indebtedness owed by Debtor to Bank by reason of credit extended or to be extended to Debtor in the principal amount of $12,000,000.00, pursuant to one or more instruments of indebtedness and related documents.

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

Guarantor waives any claims or other rights which Guarantor might now have or hereafter acquire against Debtor or any other person that is primarily or contingently liable on the Obligations that arise from the existence or performance of Guarantor's obligations under this Guaranty, including, without limitation, any right of subrogation, reimbursement, exoneration, contribution, indemnification, or any right to participate in any claim or remedy of Bank against Debtor or any collateral security therefor which Bank now has or hereafter acquires; whether such claim, remedy or right arises in equity, under contract or statute, at common law, or otherwise.

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

Executed  and  delivered at Columbus, Ohio, as of  the 27th day  of March, 1996.


                              GUARANTOR:


                              CLYDE A. SHORT COMPANY

                              BY:

                              ITS:  Assistant Secretary


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



COLUMBUS/0224979.01

  EXHIBIT 10(y)


                            STOCK PURCHASE AGREEMENT


STOCK PURCHASE AGREEMENT (the "Agreement"), dated as of March 6, 1996, by and among Scholastic Limited, a corporation organized under the laws of England and Wales ("Buyer"), and (ii) Pages, Inc., a Delaware corporation ("Pages"), and School Book Fairs, Inc., a Florida corporation ("SBFS" and together with Pages, "Sellers").

                                   WITNESSETH:

     WHEREAS, School Book Fairs Ltd., a corporation organized under the laws of England and Wales (the "Company") engages in a school book fair business consisting of distributing and selling books and other products to teachers, students and parents through book fairs (including case fairs and box fairs) that are held or sponsored by schools or other educational organizations or institutions, and other businesses as described in Schedule 5(t) (the "Book Fair Business") in the United Kingdom and Ireland; and

     WHEREAS, Sellers are the beneficial and record owners of all of the Shares (as hereafter defined); and

     WHEREAS, Sellers wish to sell the Shares to Buyer, and Buyer wishes to purchase the Shares from Sellers, on the terms and conditions and for the consideration described in this Agreement.

     NOW THEREFORE, in consideration of the mutual agreements and covenants contained herein, the parties hereto hereby agree as follows:

     Section 1.     Definitions.

     "Affiliate" shall mean, with respect to any person or entity, any other person or entity directly or indirectly controlling, controlled by or under common control with such person or entity, or any director, officer or employee of such person or entity.

     "Audited Financial Statements" shall mean, with respect to any period, the audited balance sheet and profit and loss account of an entity, and the notes thereto, and the Directors' and Auditors' reports thereon, at and for such period.

     "Christchurch Property" shall mean the warehouse and office space located at Units 5, 6 and 12 Priory Industrial Park, Christchurch, England, leased pursuant to, respectively, (i) the Lease, dated July 13, 1987, between Postel Properties Limited, as lessor, and the Company, as lessee, (ii) the Lease, dated February 28, 1989, between Lloyds Bank plc, as lessor, and Gelson Industries (UK) Limited, as lessee; and (iii) the Lease, dated April 13, 1988, between Postel Properties Limited, as lessor, and Gelson Industries (UK) Limited, as lessee (which leases shall together be referred to as the "Christchurch Leases").

     "Encumbrances" shall mean, any and all liens (including tax liens), security interests, pledges, charges, claims, liabilities, obligations, title defects, charges (including tax charges), restrictions, licenses, leases and other encumbrances.

     "Environmental Laws" shall mean any Law relating to environmental matters, and any hazardous substance, wastes, materials or constituents, including, but not limited to, any such materials defined, listed, identified under or described in any such laws.

     "Law" shall mean any law, statute, subordinate legislation, rule, regulation, ordinance, code, judgment, order, ruling, stipulation, decree, writ, injunction, decree or other requirements of any court, tribunal or arbitrator or of any governmental body, agency or authority.

     "Material Adverse Effect" shall mean any event, occurrence, change in facts, conditions or other change or effect materially adverse to the business, operations, results of operations, condition (financial or otherwise), properties (including intangible properties), assets (including intangible assets) or liabilities of the Company, taken as a whole.

     "Related Agreements" shall mean any and all instruments, certificates and agreements required to be executed and delivered by either party at the Closing pursuant to this Agreement, including, but not limited to, the TOMINY Software Agreement.

     "Relief" shall mean any loss, relief, allowance, exemption, set-off, deduction, right to repayment or credit or other relief of a similar nature granted by or available in relation to Tax pursuant to any legislation or otherwise.

     "Shares" means the issued and allotted shares of the Company comprising (i) 1,000 ordinary shares of 1 pd ster each and 182,817 "A" ordinary shares of 1 pd ster each, which are, in each case, held by SBFS, and (ii) 1,831,408 ordinary shares of 1 pd ster each, which are held by Pages.

     "Tax" shall mean any form of taxation, levy, duty, charge, contribution or impost of whatever nature imposed by a Tax Authority (including all interest and penalties thereon and additions thereto whether disputed or not). For the purposes of Section 5(y) and Section 8, "liability to Tax" or "Tax for which the Company is liable" (or any analogous expression) shall include liability with respect to Tax for which the Company would have been liable but for the utilization or set off of any Relief available to the Company or any member of Buyer's group (including the Buyer) for the purposes of any Tax (whether arising before or after Closing).

     "Tax Authority" shall mean any local, municipal, governmental, state, federal or other fiscal, revenue, customs or excise authority, body or official anywhere in the world including, but not limited to, the U.K. Inland Revenue and H.M. Customs and, Excise.

     "Taxes Act" shall mean the U.K. Income and Corporation Taxes Act 1988, including any re-enactment or modification thereof or subordinate legislation thereunder.

     "TAM" means the United Kingdom Taxes Management Act 1970, including any re-enactment or modification thereof or subordinate legislation thereunder.

     "U.K. Book Fair Business" shall mean the Book Fair Business conducted by or for the benefit of the Company in the United Kingdom and Ireland.

     "VAT Act 1994" shall mean, in the United Kingdom, the Value Added Tax Act 1994 and, in any other jurisdiction, any equivalent legislation, in each case, including any re-enactment or modification thereof or subordinate legislation thereunder.

     "Warranties relating to Tax" means the warranties set out in Sections 5(y), 5(ab)(xiv) to (xix) inclusive and any other warranty in so far as any claim arising under the same relates to Tax.

     As used in this Agreement, the phrase "to the knowledge of Sellers or the Company," or any permutation thereof, shall mean the actual knowledge of any of the following individuals: Philip Hodson, Fiona Waters, Geoffrey Bevis, S. Robert Davis, Steve Canan and Richard A. Stimmel.

     Section 2. Purchase and Sale of the Shares. Subject to the terms and conditions hereof, Sellers shall sell, as beneficial owners, all of the Shares to Buyer, and Buyer shall purchase all of the Shares (together with all rights attaching thereto) from Sellers, for an aggregate purchase price (the "Purchase Price") equal to $5,016,531.71. Each Seller hereby waives any rights of preemption conferred upon it by the Articles of Association of the Company or in any other way in respect of those Shares agreed to be sold by the other Seller.

     Section 3. Closing. The closing of the sale and purchase of the Shares (the "Closing") shall take place at the offices of counsel to Buyer, or at such other location mutually agreeable to Buyer and Sellers, on March 5, 1996 or at such other date and time as the parties may agree in writing (the "Closing Date"). At the Closing, Sellers will (a) deliver to Buyer, free and clear of any Encumbrances, one or more certificates representing all of the Shares, together with stock transfers in common form relating to all the Shares, duly executed in favor of Buyer or as Buyer may direct; and (b) procure the passing of Board Resolutions of the Company which (i) sanction for registration (subject where necessary to due stamping) the transfers in respect of the Shares; (ii) appoint such persons as Buyer may nominate to be the Directors and Secretary of the Company; (iii) modify all mandates to the Company's bankers to give authority in favor of the Directors appointed under sub-section (ii) above or such other persons as Buyer may nominate to operate the Company's bank accounts; and (iv) change the Company's accounting reference date to May 31.

     Section 4. Payment. Buyer shall pay to Sellers an amount equal to $5,016,531.71 at the Closing. Any such amounts shall be paid by wire transfer of immediately available funds to an account or accounts of Sellers, which account or accounts shall be designated by either Seller at least three (3) business days prior to the Closing Date.

     Section   5.      Representations  and  Warranties.   Each  Seller   hereby
represents and warrants of the date hereof and effective as of the Closing Date, and agrees as follows:

            (a) Organization, Authorization. SBFS is a corporation duly organized, validly existing and in good standing under the laws of the State of Florida. Pages is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. The Company is a corporation duly organized, validly existing and in good standing (to the extent of applicable law) under the laws of England and Wales. True and complete copies of the Memorandum and Article of Associations of the Company, including any amendments thereof, have been delivered to Buyer. Each Seller has full power and authority and legal right to execute, deliver and perform this Agreement and any Related Agreements to which such Seller is a party, and to consummate the transactions contemplated hereby and thereby. All corporate action to be taken by or on the part of each of Sellers and the Company to authorize and permit the execution and delivery by such Seller or the Company, as the case may be, of this Agreement and all other Related Agreements required to be executed and delivered pursuant hereto by such Seller or the Company, as the case may be, the performance by such Seller or the Company of its respective obligations hereunder and thereunder, and the consummation of the transactions contemplated hereby and thereby, have been duly and properly taken. This Agreement and the Related Agreements are valid and binding obligations on each Seller and enforceable in accordance with their respective terms.

           (b) Capitalization; Title to Shares. As of the Closing Date, the authorized share capital of the Company consists of 2,000,000 ordinary shares of F-I each and 500,000 "A" ordinary shares of l pd ster each. The Shares constitute the entire issued share capital of the Company and the Register of Members  of  the Company  contains true and accurate records of the members
from time to time  of the  Company.   All  of the Shares were duly authorized
and validly  issued  and fully  paid.   Each Seller owns legally and
beneficially free and clear of any Encumbrances, and has full power and authority to transfer free and clear of any Encumbrances except with respect to any Encumbrance held by Huntington National Bank which is to be released at Closing, the Shares owned by it and, upon delivery of and payment for the Shares as herein provided, Buyer will acquire good and valid title to such Shares, free and clear of any Encumbrances.

     (c) No Equity Rights. Except as set forth in the Articles of Association of the Company, there are no preemptive or similar rights on the part of any holders of any class of shares or securities of the Company. Except for this Agreement, no subscriptions, options, warrants, conversion or other rights, agreements, commitments, arrangements or understandings of any kind obligating either Seller or the Company, contingently or otherwise, to issue or sell, or cause to be issued or sold, any shares, other equity interests or loan capital of the Company, or any securities convertible into or exchangeable for any such shares, are outstanding, and no authorization therefor has been given. There are no outstanding contractual or other rights or obligations to or of such Seller or the Company to repurchase, redeem or otherwise acquire any outstanding shares or other equity interests of the Company.

           (d)   Subsidiaries.   The  Company owns no  shares  or  other  equity
interests or securities of, or interest in, any company, corporation, partnership, joint venture or other entity, and the Company has never had any subsidiary.

           (e) No Conflicts, etc. The execution and delivery of this Agreement and the Related Agreements by each Seller and the consummation of the transactions contemplated hereby and thereby, will not (i) conflict with, result in a breach or violation of, or constitute a default (with or without notice or the passage of time) under, (x) any Law applicable to such Seller or the Company or to any of the Company's assets and properties, (y) any provision of any of the charter documents of such Seller or the Memorandum and Articles of Association of the Company or (z) except any agreements with Huntington National Bank to the extent any consent required thereunder is satisfied by the delivery of a "Release, Cancellation and Discharge" pursuant to Section 9(b)(viii), any mortgage, charge, debenture, loan or credit agreement, guarantee, or any agreement or instrument to which such Seller or the Company or any of their respective Affiliates is a party or by which any of their respective assets and properties may be bound or affected, or (ii) result in the creation of, or give any person or entity the right to create, any Encumbrance upon the properties and assets of the Company.

           (f) Consents. No permit, license, exemption, consent, authorization or approval of, or the giving of any notice by, either Seller or the Company to, any governmental or regulatory body, agency or authority is required in connection with the execution, delivery and performance of this Agreement or any Related Agreement by such Seller or the Company, and the consummation of the transactions contemplated hereby or thereby.

           (g) Compliance with Law-, Permits. The Company has at all times conducted its operations and business including the U.K. Book Fair Business, in full compliance with all applicable Laws (other than any Environmental Laws). The Company possesses all governmental registrations, licenses, permits, authorizations and approvals (including, but not limited to, any licenses, authorizations or approvals required by U.K. Data Protection or Consumer Credit legislation) necessary to carry on, as currently conducted, its operations and business, including the U.K. Book Fair Business.

           (h) Financial Statements. Subject as provided hereafter, true and complete copies of the Audited Financial Statements of the Company for each of the periods ending December 31, 1994 and December 31, 1995 (the "Audited 1994 Financial Statements" and the "Audited 1995 Financial Statements," respectively, and together, the "Financial Statements") have been delivered to Buyer. The audited 1995 Financial Statements have been delivered in draft form prior to Closing, and shall be delivered in final form at the Closing. Each of the Financial Statements (including the notes thereto, if any) (i) gives a true and fair view of the assets and liabilities of the Company as at December 31, 1994 and 1995 respectively and its profits and losses for the period ending on that date, (ii) is consistent with the Company's books and records (which, in turn, are complete and correct in all material respects), as of the times and for the periods referred to therein and (iii) makes full provision or reserve for depreciation, bad or doubtful debts and other liabilities (whether actual contingent, postponed or deferred) and has been prepared in accordance with U.K. generally accepted accounting principles ("GAAP") applied on a consistent basis from year to year.

          (i) Assets. The Company owns, or otherwise has fun, exclusive, valid and legally enforceable rights to use, all of the properties and assets (real, personal or mixed, tangible or intangible), used or held for use in connection with, necessary for, or otherwise material to the conduct of the U.K. Book Fair Business (collectively, the "Assets"). The Company has, and immediately after the Closing will have good and valid title to or, in the case of leased Assets, good and valid leasehold interests in, all Assets that are material to the U.K. Book Fair Business, including, but not limited to, all such Assets reflected in the Audited 1995 Financial Statements or acquired since the date thereof (except as may be disposed of in the ordinary course of business after the date hereof and in accordance with this Agreement), in each case (and except as otherwise disclosed in Schedule 5(i)) free and clear of any Encumbrances. Schedule 5(i) lists all Assets which are the subject of a lease, license, retention of title arrangement or which otherwise belong to any other Person, and with respect to any such Assets to the knowledge of Sellers or the Company, no event has occurred which entitles or which upon intervention or notice by any other Person may entitle any such Person to repossess the Asset concerned, or terminate the lease, license or other agreement in respect of the same. The Assets comprise all of the assets and properties necessary for or material to the conduct of the U.K. Book Fair Business as currently conducted. Except for inventory (which is the subject of Section 5(1)) and the Christchurch Property (which is the subject of Section 5 (m)), all of the tangible Assets that are material to the U.K. Book Fair Business have been maintained in good condition and are free from defects (reasonable wear and tear excepted), and, except as set forth in Schedule 5(i), are physically located at the Christchurch Property. Schedule 5(i) sets forth a complete and correct list of all tangible Assets that (x) have a book value (net of depreciation) equal to or greater than $5,000 or (y) are material to the U.K. Book Fair Business, except that Schedule 5(i) need not list Assets comprising of inventory, which is the subject of disclosures pursuant to Section 5(1). Except as set forth in Schedule 5(i), there is no judgment, order, ruling, stipulation, decree, writ, injunction, decree or other requirements of any court, tribunal or arbitrator or of any governmental body, agency or authority relating to or affecting any of the Assets or to which any of the Assets are subject.

           (j) Contracts. Schedule 50) sets forth a complete and correct list of all contracts, agreements, arrangements, commitments and understandings (whether written or oral) (A) to which the Company is a party, (B) by which any of the Assets are bound or affected or (C) to which any of Sellers or any of their respective Affiliates (other than the Company) is a party or subject in connection with the U.K. Book Fair Business (in the case of (C), such contracts shall be assigned to the Company prior to the Closing), in each case, of the types listed in clauses (i) through (xii) below :

                (i) any leases, permits, franchises, insurance policies and other agreements concerning or relating to the personal property or real property (including the Christchurch Property);

                 (ii)   any   employment  agreements  for  officers,  directors,
     management   or  key  personnel,  consulting,  severance  or   compensation
     agreements, collective bargaining or other similar agreements;

                 (iii) any agreement with any sales representatives, distributors, dealers, agents or independent contractors, including sales agency or distributorship agreements or arrangements, for the sale of any of the products or services, or brokers or finder's agreements;

                 (iv)   any  loan  agreements,  indentures,  letters  of  credit
     (including related letter of credit applications and reimbursement obligations), mortgages, security agreements, pledge agreements, deeds of trust, bonds, notes, guarantees, instruments and other contracts relating to the borrowing of money or the obtaining of or extension of credit;

                (v) any licenses, licensing arrangements and other agreements providing in whole or in part for the use of, or limiting the use of, any Intellectual Property (as defined in Section 5(n));

                (vi) any joint venture, partnership and similar agreements involving a sharing of profits or expenses;

                (vii) asset purchase agreements or other acquisition or divestiture agreements (other than for sale or purchase of inventory in the ordinary course of business);

                (viii) any agreements relating to the sale, lease or disposal of any capital assets in the amount of $50,000 or more;

                (ix) any non-competition or other agreement prohibiting or materially restricting the ability of the Company to conduct the U.K. Book Fair Business, to engage in any other business or to operate in any geographical area or to compete with any person or entity;

               (x) any (A) order or other agreement for the purchase or sale of books or other products or services from any vendor or supplier, involving payments in excess of $20,000 individually or $150,000 in the aggregate or
     (B) other agreements or series of related agreements with respect to which the aggregate amount that could reasonably expected to be paid or received thereunder in the future exceeds $20,000 per annum or $150,000 during the term of the agreement;

                (xi) any orders and other agreements with or for the direct or indirect benefit of either Seller or any of such Seller's Affiliates (other than the Company) (whether or not legally binding and whether or not in the ordinary course of business); and

               (xii) any other agreements that are material to the U.K. Book Fair Business or the operations or financial condition of the Company.

Any  and  all of the foregoing contracts that are listed or should be listed  in
Schedule 50) shall be known, individually, as a "Material Contract" and collectively, as the "Material Contracts." Each Material Contract is legal, valid and binding and in full force and effect, and, to the knowledge of Sellers or the Company, there exists no default or breach or event or condition (including the consummation of the transactions contemplated hereby) which, whether with notice or passage of time or otherwise, would constitute a material breach or default or permit termination, modification or accelerated payment thereunder, except as set forth in Schedule 5(j). The Company (and in the case of (C), such Seller or its Affiliate, as the case may be) has not violated any of the terms or conditions of any Material Contract and, to the knowledge of such Seller or the Company, all of the covenants in any Material Contract to be performed by any other party thereto have been performed to date, except as set forth in Schedule 5(j). There are no oral agreements between the Company and any other person or entity, except as set forth and summarized in Schedule 50). Sellers have delivered to Buyer true and complete copies of all Material Contracts.

           (k) Cases. Schedule 5(k) sets forth a complete and correct list of the location and a complete and correct list of the age of any and all book fair cases at the Closing Date, together with a list of all leases pursuant to which any cases have been leased for use in the U.K. Book Fair Business. The cases listed in Schedule 5(k) are the only cases used in connection with the U.K. Book Fair Business. Immediately after the Closing, Buyer will own all right, title and interest in and to each case fisted in Schedule 5(k), and any and all leases for any such cases shall have been terminated effective as of the Closing Date.

          (l) Inventory. Sellers have delivered a list, by title, complete and correct as of December 31, 1995, of any and all inventories of the U.K. Book Fair Business (collectively, the "Inventories"), together with the location and the quantity at each such location of all such Inventories. At the Closing, Sellers shall deliver to Buyer a complete and correct list updated to list all Inventories as of the Closing Date. Except to the extent that any items may be subject to standard retention of title arrangements negotiated in the ordinary course of business, all of the inventories consist of items which are of good title. All inventories are recorded on the books at the lower of cost or market value determined in accordance with GAAP.

           (m) Real Property. The Company does not own, lease, occupy, license or use any real property (other than leasehold interests in the Christchurch Property) in the United Kingdom or Ireland. sellers have delivered to Buyer true and complete copies of the Christchurch Leases, and there is no documentation supplemental to any such Leases other than those provided to Buyer's U.K. solicitors. Each of the Christchurch Leases is legal, valid, binding, enforceable, and in full force and effect, and neither the Company nor, to the knowledge of Sellers or the Company, any other party is in breach or default, and there exists no event or condition (including the consummation of the transactions contemplated hereby) which, with notice or passage of time, would constitute a breach or default or permit termination, modification or acceleration thereunder. All leases which are required to be registered are registered at H.M. Land Registry, as set out in the registered title of unit 12 (title no. DT 157818). Except as set forth in Schedule 5(m), the Company has not assigned, transferred, conveyed, deeded in trust or otherwise encumbered any interest in the Christchurch Property or the Company's leasehold interest therein other than as revealed by Buyer's Land Charges Registry search dated February 27, 1996 and, with respect to unit 12, the entries subsisting on the registers of registered title number DT 157818 as of February 28, 1996, nor to the knowledge of the Company or Sellers is the Christchurch Property subject to any Encumbrance including, but not limited to, an overriding interest (as defined in sub-section 70(1) of the U.K. Land Registration Act 1925). Each of the Christchurch Leases grants, and after the Closing will grant, the Company the exclusive right to use and occupy the Christchurch Property, and there is appurtenant to the Christchurch Property each right and easement necessary for its existing use (which use is permitted under the relevant Christchurch Lease and any applicable planning legislation). The rent payable in respect of the Christchurch Property is not as the date hereof being reviewed. The Company has received no notices, orders, proposals, applications, requests or schedules of dilapidation affecting or relating to the Christchurch Property which have been served or made by any authority or other persons or by the Company and, to the knowledge of Sellers or the Company, there are no circumstances which are likely to result in any of the foregoing being served or made. There is no dispute between the Company and any of its landlords or the owner or occupier of any adjoining premises to the Christchurch Property (or any part thereof) and there are, to the knowledge of Sellers or the Company, no circumstances which might give rise to any such disputes. There is no outstanding monetary claim or asserted liability, contingent or otherwise, affecting the Christchurch Property or any other property, land or buildings previously owned, occupied or otherwise used by the Company or in respect of which the Company has had any interest, except as may relate to a malodorous condition at the Christchurch Property.

           (n) Intellectual Property. Schedule 5(n) sets forth a complete and correct list of any and all trademarks, service marks, design rights (whether registerable or otherwise), trade dress, logos, trade names, patents, copyrights, software, trade secrets, know-how, data, inventions, technology and other intellectual property and proprietary rights, and any registrations of and applications for any of the foregoing (the "Intellectual Property") owned or used or held for use, necessary for the conduct of or otherwise material to the conduct of the U.K. Book Fair Business as currently conducted or conducted in the past twelve months (the "Company Intellectual Property"), provided, that
Schedule 5(n) need not list, although "Company Intellectual Property" shall be deemed to include, any copyrights (other than registered copyrights owned by the Company), trade secrets, trade dress, know-how, data, inventions or technology. Except as set forth in Schedule 5(n) and as provided in the TOMINY System Agreement, the Company owns, and immediately after the Closing will own and have the full and exclusive right in the United Kingdom and Ireland to use, all right, title and interest in, under and to all of the Company Intellectual Property, free and clear of any Encumbrances. Renewal fees payable in respect of any registered Company Intellectual Property owned by the Company, Sellers or any of their Affiliates have been paid, and each other action required to maintain and protect any such owned Company Intellectual Property has been taken. The conduct of the U. K. Book Fair Business on or prior to the Closing Date does not, and immediately after the Closing, will not as a result of consummating the transactions contemplated hereby, infringe or otherwise conflict with the rights of any person or entity in respect of any Intellectual Property. To the knowledge of Sellers or the Company, none of the Company Intellectual Property owned by the Company, Sellers or any of their Affiliates is being infringed, misappropriated or used without authority by any person or entity.

           (o) Customers. Sellers have delivered to Buyer a list, complete and correct as of a day not more than one week prior to the Closing Date, of the names, phone numbers, names of any contact persons and addresses of schools, institutions, organizations, individuals and other customers to which the Company (by itself or through any of its agents) has within the past two years sold or provided any goods or services in connection with the U.K. Book Fair Business (the "Customer List"), and shall make available (through the TOMINY System or otherwise) the total amounts invoiced to or remitted by each such customer during the last completed fiscal year.

The Company possesses all such Customer Lists in a form and medium that is humanly intelligible and usable without the aid of any software, equipment or other device (other than the TOMINY System or any other software, equipment or other device approved by Buyer prior to the delivery thereof). Sellers have disclosed to Buyer prior to the Closing Date any and all unresolved or pending claims, demands and complaints in respect of which the amounts claimed, demanded or subject to dispute exceed $2,000 individually (or the sterling equivalent thereof), that are received by any of Sellers or the Company in writing from any customer on or prior to the Closing Date.

           (p) Book Fairs. Sellers have delivered to Buyer a complete and correct list of all book fairs scheduled or proposed to be held within thirty
(30) days after the Closing Date and otherwise made available through the TOMINY System any and all book fairs scheduled or proposed to be held thereafter (other than, in each case, any scheduled book fairs canceled within the one (1) week prior to the Closing Date), together with the name, phone number, names of any contact persons and address of each customer, the type of each such book fair (i.e., box fair or case fair), summary description of the terms (including financial) thereof and the Distributor, if any, responsible therefor.

           (q) Distributors, Agents. Sellers have delivered to Buyer a list, complete and correct as of Closing Date, of any and all distributors or other sales agents responsible for the account of any customer of the U.K. Book Fair Business as currently conducted or as conducted during the past two years (the "Distributors"), indicating with respect to each such Distributor the type of account or geographical territory serviced by such Distributor and the aggregate value of goods and services sold by the Company to the customers for whose accounts such Distributor was responsible. Sellers have delivered to Buyer a true and complete copy of the model agreement that is the basis of the Company's agreements with its Distributors (the "Model Distributor Agreement") and at the Closing shall deliver to Buyer true and complete copies of any and all agreements with any Distributors. None of the Company's agreements with its Distributors contain any terms or conditions that are different than, and materially unfavorable to the Company when compared to, the terms and conditions of the Model Distributor Agreement except as set forth on Schedule 5(Q).

           (r) Bank Accounts-, Powers of Attorney. Schedule 5(r) sets forth a complete and correct list of (i) each bank in which the Company has an account or safe deposit or lock box, the account or box number, as the case may be, and the name of every person authorized to draw thereon or having access thereto, and (ii) the names of all persons or entities holding powers of attorney from the Company and a summary statement of the terms thereof.

          (s) operation of Business. Except as set forth on Schedule 5(s): (i) no part of the U.K. Book Fair Business is conducted by any Seller or any Affiliate of any Seller or any other person or entity (other than the Company and Distributors); and (ii) none of Sellers and their Affiliates (other than the Company) owns or possesses the right to use (whether or not for the benefit of the Company) any assets or properties relating to the U.K. Book Fair Business.

           (t) Scope of Business. Except as set forth on Schedule 5(t), the Company does not currently conduct, and has not within the past twelve months conducted, any business other than the Book Fair Business.

           (u) Insurance. Schedule 5(u) sets forth a complete and correct list of insurance policies carried by, or covering, the Company or its assets or businesses, together with a description with respect to each policy of the amount and types of coverage, limits and deductibles, inception and expiration dates and insurance carrier. Sellers have delivered to Buyer true and complete copies of all such policies together with all riders and amendments thereto. To the knowledge of Sellers or the Company, all such policies are in full force and effect. The Company is not aware of any act or omission which might make any of the policies void or voidable. All premiums due on each such policy have been paid. To the knowledge of such Seller or the Company, no claim is outstanding under any of the policies and no matter exists which might give rise to a claim under any of the policies, except as set forth in Schedule 5(u).

           (v) No Litigation. Except as set forth in Schedule 5(v), neither Seller nor the Company have received notice of any pending claim, action, suit, proceeding at law or in equity, arbitration or administrative or other proceeding by or before (or, to the knowledge of such Seller or the Company, any investigation by) any governmental or other instrumentality or agency, nor is any such claim, action, suit or proceeding, to the knowledge of such Seller or the Company, threatened, against or affecting the Company or its properties or assets or a person or entity for whose acts or defaults the Company may be vicariously liable or the U.K. Book Fair Business, or, to the extent involving the Company or any of Sellers or their Affiliates, seeking to prevent or challenging the transactions contemplated by this Agreement, and such Seller knows of no valid basis for any such claim, action, suit, proceeding or investigation.

           (w) Guarantees. Except as set forth in Schedule 5(w): (i) none of the obligations or liabilities of the U.K. Book Fair Business or of either Seller or the Company or any of their respective Affiliates incurred in connection with the U.K. Book Fair Business is guaranteed by, or subject to a similar contingent obligation of, any other person or entity; (ii) the Company has not guaranteed, nor become subject to a similar contingent obligation in respect of, the obligations or liabilities of any other person or entity; and
(iv) there are no outstanding letters of credit, surety bonds or similar instruments for the benefit of the U.K. Book Fair Business.

           (x) Affiliate Transactions. Schedule 5(x) sets forth a complete and correct list of all agreements, contracts, transfers of assets or liabilities or other transactions or commitments therefor, whether or not entered into in the ordinary course of business, to or by which the Company, on the one hand, and either Seller or any of such Seller Affiliates (other than the Company), on the other hand, are a party or otherwise bound or affected.

          (y)  Taxes.

                (i) The Company has paid all Tax for which it is liable and which is due and payable, and is not liable to pay a penalty, surcharge, fine or interest in connection with any Tax. The Company has within applicable time limits made all returns, provided all information and maintained all records in relation to Tax as it is so required to make, provide or maintain. No return (and nothing in a return) is disputed or is yet to be determined by, or is subject to agreement with, a Tax Authority. The Company is not, and none of Sellers and the directors, officers, and agents of the Company knows of any valid basis upon which the Company would be, involved in a dispute in relation to Tax with respect to events occurring on or prior to the Closing.

                (ii) The Company has properly operated the Pay-As-You-Earn and national insurance systems and has complied with each reporting obligation in connection with benefits provided for the Company's directors, other officers and employees.

                (iii) All documents by virtue of which the Company has any right which are required to be stamped have been duly stamped, or if appropriate, adjudicated not liable to stamp duty on the basis of full disclosure of all material facts, and all duty, interest and penalties on those documents have been paid. The Company has no unsatisfied liability to stamp duty reserve tax or interest or penalties on stamp duty reserve tax.

                (iv) On disposal of an asset of the Company for a consideration equal to the value attributed to the asset in the Audited Financial Statements, no liability to Tax (including without limitation corporation tax on chargeable gains or balancing charges) will arise (disregarding a statutory right to claim an allowance or Relief).

                (v) The Company is registered for the purposes of the VAT Act 1994, has made, given, obtained and kept up-to-date, full and accurate records, invoices and documents appropriate or required for the purposes of the VAT Act 1994, is not in arrears with payment or returns due under the VAT Act 1994, and has not been required by a Tax Authority to give security under the VAT Act 1994.

                (vi) The Audited Financial Statements reserve or provide in full for all Tax liable to be assessed on the Company, or for which it is or may become accountable, for any period ending on or before December 31, 1995 (whether or not the Company has or may have a right of reimbursement against any other person) and/or by reference to any income, profits or gains accrued or deemed to have accrued prior to such date, and the latest Audited Financial
Statements also make proper provision in accordance with generally accepted accounting principles applicable in the U.K. for all contingent or deferred liabilities to Tax for any such period. All Reliefs which have been shown as an asset in the Audited 1995 Financial Statements or which have been taken into account in computing any provision for Tax in those Audited 1995 Financial Statements (including deferred tax) or which have resulted in no such provision (or deferred tax provision) being shown are available to the Company and are not liable (now or in the future) to loss, modification, reduction or cancellation.

                (vii) All claims and disclaimers assumed for the purposes of the Audited Financial Statements have been duly submitted within applicable time limits.

                (viii) No event, transaction, act or omission has occurred which is likely to result in the Company becoming liable for Tax which is primarily or directly chargeable against or attributable to a person or entity, other than the Company or which is charged by reference to the income, profits or gains of another person, including, but not limited to, any liabilities arising as a consequence of the Company having been a member of any group for Tax purposes at any time up until and including the Closing and any liabilities under section 767A Taxes Act.

                (ix) The Company has no liability, actual, contingent or prospective, to indemnity or reimburse any other Person for or in respect of any liability to Tax.

                (x) There are no security interests or liens on any of the assets of either Seller and/or any of its U.S. Affiliates that arise in connection with any failure to pay any Tax.

                (xi) The activities of the Company as carried out at the Closing Date in any jurisdiction other than the United Kingdom have not and do not expose the Company to any liability to Tax in such jurisdiction nor have they or do they involve any liability to register for the purposes of any tax in such jurisdiction.

          (z)  Employees.

                (i) Schedule 5(z) sets forth a complete and correct list of all employees of the Company together with details of all remuneration payable and other benefits (including profit sharing, incentive and bonus arrangements) provided or which the Company is bound to provide (whether now or in the future) to each employee.

               (ii) There are no employment agreements or contracts for services between the Company and any of its employees, consultants or agents which is not terminable by the Company without compensation (other than any compensation payable by statute) on one month's notice given at any time.

                (iii) There is no outstanding claim against the Company by any person who is now or has been an employee of the Company and no compensation or awards or damages are due by the Company to any employee or former employee.

                 (iv) The Company has not recognized any trade union or association of trade unions or any other organization of employees in respect of its employees at any time.

          (v) The Company is under no legal or moral liability or obligation to pay pensions, gratuities, superannuation allowances or the like, or otherwise to provide "relevant benefits" within the meaning of section 612(1) of the Taxes Act to any of its past or present officers or employers and/or dependents and, save for the pension arrangements set forth in Schedule 5(z) (the "Scheme"), the Company is not party to any scheme or arrangement having as its purpose or one of its purposes the making of payments or the provision of benefits as aforesaid. All contributions due by the Company in connection with the Scheme have been duly paid. Full particulars of the Scheme are set out in Schedule 5(z).

           (aa)  Insolvency.  During the two (2) years prior to the date hereof:
(i) No order in the U.K. has been made, petition presented or resolution passed for the winding up of the Company, for the appointment of a provisional liquidator of the Company, or for an administration order in respect of the Company, and none of the Company, Sellers and their respective Affiliates has contemplated to seek any such order, present any such petition or pass any such resolution for any of the same. No receiver or receiver and manager has been appointed in the U.K. of the whole or part of the Company's business or assets, and none of the Company, Sellers and their respective Affiliates has contemplated to appoint the same. No voluntary arrangement has been proposed, or contemplated to be proposed by the Company, any of Sellers or their respective Affiliates, under Section 1 of the U.K. Insolvency Act 1986 in respect of the Company. No compromise or arrangement has been contemplated, proposed, agreed to or sanctioned under Section 425 of the U.K. Insolvency Act 1986 in respect of the Company. With financial assistance from its shareholders, the Company is not insolvent or unable to pay its debts (without taking into account any intercompany liability reflected in the Audited Financial Statements or Schedule 5(bb)) within the meaning of Section 123 of the U.K. Insolvency Act 1986.

                (ii) No filing of a voluntary or involuntary or involuntary petition in bankruptcy has been made by either of Sellers or any of their respective Affiliates, and none of Sellers and their Affiliates has contemplated to make any such filing. Neither Seller has admitted in writing its inability to pay its debts generally as they become due. No receiver, trustee, assignee, liquidator, sequestrator or similar official of either of the Sellers or of all or any substantial portion of either Seller's assets or any of its property has been appointed in any proceeding brought against either of Sellers nor has any such official been applied for, and none of Sellers and their Affiliates has contemplated to appoint or apply for the same. Neither Seller has made, nor does any Seller contemplate that it win make, any assignment for the benefit of any of its creditors, and neither Seller has entered into, nor has any Seller contemplated at any time entering into, any agreement of composition with any of its creditors. Neither Seller is insolvent or unable to pay its debts as they become due.

          (ab) Absence of Changes. Except as set forth in Schedule 5(bb), since December 31, 1995, the Company has not:

                (i) declared, set aside, made or paid any dividend or other distribution in respect of its capital stock or otherwise purchased or redeemed, directly or indirectly, any shares of its capital stock;

               (ii) issued or sold any shares of any class of its capital stock, or any securities convertible into or exchangeable for any such shares, or issued, sold, granted or entered into any subscriptions, options, warrants, conversion or other rights, agreements, commitments, arrangements or understandings of any kind, contingently or otherwise, to purchase or otherwise acquire any such shares or any securities convertible into or exchangeable for any such shares;

               (iii) incurred any indebtedness for borrowed money, issued or sold any debt securities or prepaid any debt (including, without limitation, any borrowings from or prepayments to any Seller or any of such Seller's Affiliates) (other than any of the foregoing incurred, issued, sold or prepaid in connection with the credit facility with Lloyds Bank plc or any intercompany indebtedness listed on Schedule 5(bb));

                (iv) (save for any contractual arrangements entered into in the ordinary course of business whereby any inventory is acquired on the basis that the supplier retains title until payment in fun has been made for such inventory) mortgaged, pledged or otherwise subjected to any Encumbrance any of its properties or assets, tangible or intangible;

                (v) other than in the ordinary course of business in respect of any customer for any amount not more than $10,000 individually, forgiven, canceled, compromised, waived or released any debts, claims or rights, against any person or entity (including, but not limited to, any Seller or any of such Seller's Affiliates);

               (vi) modified any existing contract or other agreement or entered into (x) any agreement, commitment or other transaction, other than agreements entered into in the ordinary course of business and involving an expenditure of less than $10,000, individually or in the aggregate, or (y) any agreement or commitment that, pursuant to its terms, is not cancelable without penalty on less than thirty (30) days' notice;

                (vii) paid any bonus to any officer, director, employee, sales representative, agent or consultant (other than any 1995 year-end bonuses paid to any Distributors and any customary and normal bonuses paid to any employees, including any telemarketers), or granted to any officer, director, employee, sales representative, agent or consultant any other increase in compensation in any form, or entered into, adopted or amended any employment, consulting, retention, change-in-control, collective bargaining, bonus or other incentive compensation, profit-sharing, health or other welfare, stock option or other equity, pension, retirement, vacation, severance, deferred compensation or other employment, compensation or benefit plan, policy, agreement, trust, fund or arrangement for the benefit of any officer, director, employee, sales representative, agent, consultant or Affiliate (whether or not legally binding);

                (viii) changed in any respect its accounting practices, policies or principles;

                (ix)  other  than  purchase orders in  the  ordinary  course  of business, incurred, assumed, guaranteed or otherwise become directly or indirectly liable with respect to any liability or obligation in excess of $10,000, individually or in the aggregate, at any one time outstanding (whether absolute, accrued, contingent or otherwise and whether direct or indirect, or as guarantor or otherwise with respect to any liability or obligation of any other person or entity);

                (x) transferred or granted any rights or licenses under, or entered into any settlement regarding the infringement of, Company Intellectual Property or entered into any licensing or similar agreements or arrangements;

                (xi) sold any assets with a value in excess of $10,000, individually or in the aggregate, other than inventory in the ordinary course of business;

                (xii) made any purchase commitments with respect to any inventories or supplies in excess of the normal, ordinary and usual requirements of its business or at a price or upon terms and conditions more onerous than those usual and customary in the industry, except to the extent that the Company shall have replenished the inventories and supplies in a normal and customary manner consistent with its prior practice;

                (xiii) made any material changes in policies or practices relating to selling practices, returns, discounts or other terms of sale or accounting therefor or in policies of employment; or

                (xiv) incurred any liability to Tax otherwise than in the ordinary course of conducting the U.K. Book Fair Business (which shall not, for the avoidance of doubt, include any disposal of capital assets);

               (xv) entered into any transaction where the consideration for Tax purposes is or could be treated as different from the consideration actually paid or received;

                (xvi) to the knowledge of Sellers or the Company, made or undertaken to make any payments which will not be fully deductible in computing its liability to Tax;

                (xvii) acquired any asset which would, if disposed of for a consideration equal to the consideration actually paid, give rise to a liability for Tax;

               (xviii)   engaged in any transaction which has or could give rise
to any liability under Part VIII Taxes Management Act 1970 (charges arising on non-residents); or

                (xix) paid or made any dividend or other distribution (including a deemed distribution) for Tax purposes.

           (ac) Brokers, Finders etc. All negotiations relating to this Agreement and the transactions contemplated hereby and thereby have been carried on without the participation of any person or entity acting on behalf of either Seller in such a manner as to, and the transactions contemplated hereby and thereby will not otherwise, give rise to any valid claim against Buyer for any brokerage or finder's commission, fee or similar compensation.

     Section 6.     Representations and Warranties of Buyer.

           (a) Organization; Authorization. Buyer is a corporation duly organized, validly existing and in good standing under the laws of England and Wales. Buyer has full power and authority and legal right to execute, deliver and perform this Agreement and the Related Agreements to which Buyer is a party, and to consummate the transactions contemplated hereby and thereby. All corporate action to be taken by or on the part of Buyer to authorize and permit the execution and delivery by Buyer of this Agreement and the Related Agreements to which Buyer is a party, the performance by Buyer of its obligations hereunder and thereunder, and the consummation of the transactions contemplated hereby and thereby, have been duly and properly taken. This Agreement and the Related Agreements to which the Buyer is a party are valid and binding obligations of Buyer and enforceable in accordance with their respective terms.

           (b) No Conflicts, etc. The execution and delivery of this Agreement and the con and the Related Agreements by Buyer, summation of the transactions contemplated hereby and thereby, will not (i) conflict with, result in a breach or violation of, or constitute a default (with or without notice or the passage of time) under, (x) any Law applicable to Buyer or to any of Buyer's assets and properties, (y) any provision of the Memorandum and Articles of Association of Buyer or (z) any mortgage, indenture, loan or credit agreement, guarantee, or any agreement or instrument to which Buyer is a party or by which any of its assets and properties may be bound or affected, or (ii) result in the creation of, or give any person or entity the right to create, any Encumbrance upon the properties and assets of Buyer.

           (c) Brokers, Finders, etc. All negotiations relating to this Agreement, and the transactions contemplated hereby, have been carried on without the participation of any person or entity acting on behalf of Buyer in such a manner as to, and the transactions contemplated hereby and thereby will not otherwise, give rise to any valid claim against either Seller for any brokerage or finder's commission, fee or similar compensation.

          (d) Acquisition for Investment. Buyer is acquiring the Shares solely for investment, with no present intention to resell or offer for resale the Shares, or engage in any distribution of the Shares within the meaning of
Section 2(11) of the Securities Act of 1933, as amended (the "Act"). The Buyer acknowledges that the Shares have not been registered pursuant to the Act, and may not be transferred in the absence of such registration or an exemption therefrom under the Act.

     Section 7.     Covenants.

           (a) Filings and Authorizations. Each party shall use its best efforts, and shall cooperate with the other party, to secure all necessary consents, approvals, authorizations, exemptions and waivers from third parties as shall be required in order to effect the transactions contemplated hereby.

           (b) Trademarks. Following the Closing Date, neither Buyer nor the Company shall use the SCHOOL BOOK FAIRS design mark and logo in the United States, except that Buyer, the Company and their respective Affiliates may use the SCHOOL BOOK FAIRS design mark and logo in connection with making any truthful statement for disclosure or other non-promotional purposes.

           (c) TOMINY System Arrangement. Seller shall license the right to continue to use the TOMINY software systems (the "TOMINY System") in connection with the conduct of the U.K. Book Fair Business pursuant to a software and support agreement in substantially the form of Exhibit 1 hereto (the "TOMINY System Agreement").

     Section 8.     Taxes.

           (a) Subject only to Section 8(i), Sellers shall, jointly and severally, be liable for, and shall pay on the Due Date (as defined below) and reimburse, indemnity, defend and hold harmless Buyer and its Affiliates from and against, any liability for any and all Taxes that are imposed at any time (i)
relating to or resulting from the transaction pursuant to which the Shares are sold (other than any stamp duty payable thereon) and (ii) on Buyer or any of Buyer's Affiliates (including, but not limited to, after the Closing, the Company), or any of their respective successors or assigns to whom any of them may have an obligation to reimburse any impact of such Taxes, relating to or resulting from any business operations, transactions or other activities either
(x) by Sellers or any of their respective Affiliates (other than the Company) at any time or (y) by the Company on or prior to the Closing Date, expressly excluding  any and all Taxes that are both (A) imposed on the Company  (but  not yet due on or prior to the Closing Date) relating to or resulting from the conduct of the U.K. Book Fair Business in the ordinary course and (B) accrued or provided in the Financial Statements. Notice to Buyer or any of its Affiliates of any potential claims for Taxes shall not relieve any of Sellers of any liability hereunder. Each Seller shall prepare and file all appropriate sales, transfer, excise, use, documentary stamps and other tax returns and other documents due in any jurisdiction in connection with the transactions contemplated by this Agreement.

          (b) Any payment for which the sellers are liable under this Section 8 or in respect of any of the Warranties relating to Tax shall be made in cleared funds on the day or date specified in Section 8(c) below (the "Due Date").

           (c) The day and dates referred to in Section 8(b) above are as follows:

                (i)   if the liability for Tax giving rise to a claim under this
     Section 8 or the Warranties relating to Tax involves an actual payment of Tax by the Company, 5 business days before the date on which the Tax becomes due and payable;

                (ii) if the liability for Tax giving rise to such claim involves the denial or loss or setting off in whole or in part of right to repayment of Tax, the date on which such Tax would otherwise have been repaid;

                (iii) if the liability for Tax giving rise to such claim involves the utilization or set off in whole or in part of any other Relief against what would otherwise have been a payment of Tax by he Company falling with Section 8 or the Warranties relating to Tax, the date on which the Tax saved thereby would otherwise have become due and payable;

               (iv) if the liability for Tax giving rise to the claim under this
     Section 8 or under the Warranties relating to Tax involves the loss, modification, reduction or cancellation of some Relief (otherwise than in the circumstances specified in Section 8(c)(iii) above), the Buyer shall give Sellers written notice of any amount payable and Sellers shall pay the amount specified in the notice to the Buyer on or before the fifth business day following the date of the notice;

                (v) if the claim relates to an obligation to indemnity or reimburse in respect of Tax, the date which falls five business days prior to the date on which the Company is required to make payment in respect of the relevant obligation; and

                (vi) in the case of any sums payable pursuant to Section 8(d)(i)(D) (costs), the date which fails 5 business days following production by the Buyer to the Sellers of evidence that it or the Company has been invoiced for, or has paid, the relevant sums.

                If any sum due under Section 8 or the Warranties relating to Tax is not paid by the Due Date the same shall carry interest (from the Due Date until the date of payment) at the rate of 2 per cent above the base rate for the time being of Lloyds Bank plc.

          (d) (i) In the event of any breach of any Warranties relating to Tax or this Section 8, Sellers shall, jointly and severally, pay and reimburse to Buyer on the Due Date an amount equal to:

                     (A) in the case of a breach which concerns an actual payment of Tax, the amount of the Tax which is so payable; and

                     (B) in the case of a breach which covers Section 5(y)(ix), the amount of the relevant obligation to reimburse or indemnity, as the case may be; and

                     (C) in the case of a breach which concerns the loss, modification, reduction, cancellation, utilization or set off of any Relief, an amount equal to the Tax which would have been payable by the Company or the Buyer (or any of its Affiliates) but for such loss, modification, reduction, cancellation, utilization or set off (assuming in the case of any loss, modification, reduction or cancellation of a Relief that the Company, or Buyer or relevant group member had sufficient taxable profits to utilize such Relief in full at the time of the written demand and that the Company, Buyer or relevant group member was liable to U.K. corporation tax on its profits at the rate of 33 %) or, where a right to repayment of Tax is concerned, an amount equal to the amount which would have been repaid; and

                     (D) the amount of any liability of Buyer or any of its Affiliates (including the Company) for reasonable costs incurred by Buyer or any of its Affiliates (including the Company) in connection with any claim in respect of which either Seller is required to make payment under this Section 8.

                (ii) Without prejudice to either Seller's obligation to pay on the Due Date, each Seller shall be entitled, at such Sellers' expense, to require any amount paid by it under Section 8(d)(i) to be certified by the auditors of the Company. If the amount paid by Sellers shall exceed the amount certified by such auditors, Buyer shall promptly refund the excess to Sellers, provided, that, if the amount so certified shall prove to have been insufficient having regard to the provisions of Section 8(d)(i), Sellers shall, jointly and severally, pay to Buyer on written demand (or, if later, on the Due Date) an amount equal to the shortfall.

                All  sums payable by sellers under this Section 8 shall be  paid gross, free of any rights of counterclaim or set-off and without any deduction or withholding of any nature other than a deduction or withholding required by law.

               (iv) If Sellers make any deduction or withholding (including Tax) required by law from any payment under this Agreement then the sum due from Sellers in respect of the payment shall be increased to the extent necessary to ensure that after the making of any deduction or withholding Buyer receives a sum equal to the sum it would have received had no deduction or withholding been required to be made.

                (v) If any payment under this Agreement is or win be subject to Tax, Sellers' payment shall include such additional amounts required to be paid (after taking into account any Tax payable in respect thereof) in order to insure that Buyer receives and retains a net sum equal to the sum it would have received had the payment not been subject to Tax.

                (vi) sellers will afford to Buyer and the Company all such assistance as may reasonably be requested by Buyer and the Company in order to complete and submit all necessary tax returns and computations (and any related claims and other documentation) of the Company within applicable time limits. Sellers shall also afford to Buyer such access as may be reasonably requested by Buyer to records relating to the Company which are at any time in their possession or the possession of any of their Affiliates and which are relevant to the tax position. For these purposes, "records" includes (without limitation) returns, computations, correspondence with Tax Authorities and all related working papers and documentation.

           (e) The indemnification and reimbursement obligations provided in this Section 8 shall survive the Closing Date and expire upon the expiration of all limitation periods applicable to all Taxes described therein.

           (f) Subject to Section 8(g), Buyer shall have no claim against Sellers in respect of any liability for any Tax if and to the extent that:

                (i) the Company has available to it losses incurred in a trade carried on by the Company prior to Closing (not being losses which have been taken into account in computing and so reducing any provision for Tax or deferred Tax or resulting in no such provision being shown) and those losses arose in consequence of events or by reference to an accounting period of the Company ended on or before December 31, 1995; and

               (ii) following the making of any relevant claim required from the Company it shall have been finally determined by the auditors of the Company that for the purposes of the United Kingdom tax that those losses are available for set off against the trading income or other profits of the Company giving rise to the relevant liability to Tax.

           (g) If (i) it shall have been determined by the auditors of the Company in accordance with Section 8(f)(ii) that losses to which Section 8(f)(i) applies are available to be set off against income or profits of the Company in the circumstances specified in Section 8(f)(ii) (with the result that the Buyer shall, to the extent of such losses, have then had no claim against the Sellers in respect to the relevant liability to Tax); and (ii) it shall subsequently become apparent (from correspondence or otherwise) that the set off in question is or may be disputed by the U.K. Inland Revenue in whole or in part, or that the losses or their set off are or is not or may not be available in whole or in part for some other reason, then the Sellers shall pay to the Buyer on written demand therefor an amount equal to the liability to Tax in question calculated in accordance with Section 8(d) which would have been payable but for the operation of Section 8(f) following the auditors' initial determination.

          (h) If (i) Sellers shall have made payment to the Buyer in respect of a claim under any Warranties relating to Tax or other obligation relating to Tax; and (ii) following such payment it shall be finally determined that losses with respect to which Section 8(f) apply are available for set off against all or part of the income or profits giving rise to the relevant claim (so discharging the relevant liability to the Tax), Buyer shag within five business days of written demand therefor refund to sellers the payment in question (or the relevant proportion thereof in the case of partial set off of the income or profits in question).

          (i) Notwithstanding anything to the contrary provided herein, Sellers shag not be liable to Buyer or the Company in respect of any representation relating to Tax:

                (i) to the extent that provision or reserve in respect thereof has been made in the 1995 Financial Statements or to the extent that payment or discharge of such claim has been taken into account therein;

               (ii) for which the Company is or may become liable as a result of transactions in the ordinary course of its business after 31 December, 1995 or in respect of value added tax relating to supplies made and imports received the liability for which has been incurred in the ordinary course of the Company's business since the 31 December 1995. For the purposes of this Section 8(i)(ii), none of the following shall (without limitation) be regarded as the ordinary course of business of the Company:

                    (a)  a disposal of a capital asset;

                     (b) any of the matters specified in Warranties 5(ab)(xv), (xviii) and (xix); and

                     (c) any other transaction which gives rise to deemed as opposed to actual profits or receipts of the Company.


               (iii) to the extent that such claim would not have arisen but for a cessation of trading or a significant change in the nature or conduct of a trade by the Company where such cessation or change occurs wholly or is deemed to have occurred wholly after Closing and is not deemed to arise from or be in any way connected with the sale of the Shares or with any other transactions contemplated hereunder;

                (iv) which would not have arisen but for any claim, election, surrender or disclaimer made or omitted to be made or notice or consent given or omitted to be given or any other thing done or omitted to be done by the Company or Buyer under the provisions of U.K. Tax legislation after the date of this Agreement, not being a claim, election, surrender, disclaimer, notice or consent which was assumed for the purposes of any of the Financial Statements. In any event, this exclusion shall not apply unless Buyer or the Company knew or ought reasonably to have known that the claim, election, surrender, disclaimer, notice or consent would be likely to give rise to the relevant liability to Tax.

           (j)   The  following procedure shag, apply to any claims  made  under
Section 8 or the Warranties relating to Tax (any such claim being for the purpose of this Section 80) referred to as a "Claim"):

                (i) The Company and/or the Buyer shall notify the Sellers in writing of any Claim which comes to its notice whereby it appears that the Sellers are or may become liable to indemnity the Company under this
     Agreement. Where a time limit for appeal applies to such Claim, such notification shall be given, if reasonably practicable, prior to the expiry of such time limit, but where no such limit applies or the period to which such limit relates has not commenced the notification shag be given within 56 days of the date on which the relevant Claim came to the notice of the Company or the Buyer but so that, for the avoidance of doubt, notice under this Section 80)(i) shall not be a condition precedent to the liability of Sellers in relation to the Claim.

                (ii) The Company and Buyer shall ensure that a Claim to which this procedure -applies is, so far as is reasonably practicable, dealt with separately from claims to which it does not apply and not paid prematurely, and for this purpose any payment made by the Company to avoid incurring interest or any penalty in respect of unpaid Taxation shall be deemed not to be paid prematurely.

                (iii) The Company and Buyer shall ensure at the request in writing of Sellers that Sellers are placed in a position to dispute any Claim on behalf of the Company and shall render or cause to be rendered to Sellers at the expense of Sellers all such assistance as Sellers may reasonably require in disputing any Claim.

                (iv) Subject to Section 8(j)(v), Sellers shall be entitled on behalf of the Company to instruct such solicitors or other professional advisers as Sellers may nominate to act on behalf of sellers or the Company to the intent that the conduct and costs and expenses of the dispute shall be delegated entirely to and be borne solely by Sellers.

                (v)  In connection with the conduct of any dispute relating to a
     Claim:

                    (a) Sellers shall keep the Company fully informed of all matters pertaining thereto and Sellers shall promptly forward or procure to be forwarded to the finance director of the Company copies of all correspondence and other written communications pertaining thereto;

                    (b) the appointment of solicitors or other professional advisers shall be subject to the approval of the Company, such approval not to be unreasonably withheld or delayed;

                    (c) Sellers shall make no settlement or compromise of the dispute or agree any matter in the conduct of such dispute which is likely to affect the amount thereof or the future liability of the Company to Tax without the prior approval of the Company such approval not to be unreasonably withheld or delayed; and

                    (d) the Company shall not be obliged to pursue an appeal beyond the General or Special Commissioners unless Sellers shall have provided Buyer with written opinion of counsel (the identity of whom and the instructions to whom shall have been approved by Buyer) to the effect that the further appeal has a reasonable prospect of success.

                (vi) Sellers shall at the request of the Company provide to the reasonable satisfaction of the Company security or indemnities or both in respect of all the costs and expenses of disputing any claim for taxation and the Tax in question if postponed.

           (k) Without prejudice to any obligation of Sellers hereunder to compensate Buyer for a liability of the Company to make an actual payment of Tax where such liability arose prior to Closing, for the avoidance of all doubt, nothing in this Agreement shall impose any obligation on Sellers to reimburse Buyer or the Company in respect of the loss, modification, reduction, cancellation or other non-availability of any Relief which arose or was believed to have arisen prior to Closing unless such Relief was taken into account in computing and so reducing any provision for Tax or deferred tax in the Financial Statements or resulted in no such provision being shown.

     Section 9. Conditions to Closing of Buyer. The obligations of Buyer under this Agreement to consummate the transactions contemplated hereby shall be subject to the satisfaction (or express waiver by Buyer) on or prior to the Closing Date of all of the following conditions (provided, that in the event of any Closing, Sellers shag have no continuing liability or obligation under this
Section 9 as to satisfaction of any of the following conditions):

           (a) The representations and warranties of each Seller contained in this Agreement or any Related Agreement to which such Seller is a party or in any schedule, exhibit, agreement, certificate or other document delivered pursuant hereto or thereto shall be true and correct on and as of the Closing Date with the same effect as though such representations and warranties had been made on and as of the Closing Date, and each and all of the agreements and covenants of each Seller to be performed on or before the Closing Date pursuant to the terms hereof shall have been duly performed; and in the event the Closing Date is not the date hereof, each Seller shall have delivered to Buyer a certificate executed by an officer of such Seller, dated the Closing Date, to such effect.

          (b)  Buyer shall have received the following:

                (i) one or more certificates representing all of the Shares, together with stock transfers in common form relating to all of the Shares;

                (ii) all minute books, statutory registers, corporate seal (if any) and other corporate and shareholder records of the Company; and

                (iii) original and updated lists of Inventories (both as provided in Section 5(1)), list of customers (as provided in Section 5(o)), list of Distributors (as provided in Section 5(p)) and list of scheduled book fairs (as provided in Section 5(q));

                (iv) resignations, effective as of the Closing Date, of each director of the Company other than Philip Hodson and Fiona Waters;

               (v) an opinion(s) addressed to Buyer from counsel(s) to Sellers, in form and substance reasonably satisfactory to Buyer;

                (vi) the TOMINY System Agreement, relating to use of the TOMINY system in accordance with Section 7(c);

            (vii) a letter from S. Robert Davis addressed to Buyer, substantially in the form of Exhibit 2;

                (viii) a "Release, Cancellation and Discharge" of Huntington National Bank in connection with the transactions contemplated herein substantially in the form of Exhibit 3 hereto or otherwise and UCC-3 financing statements evidencing the release and discharge of their security interests with respect to the Shares;

                (ix) a deed of release, substantially in the form of Exhibit 4 hereto relating to the pay-off of any indebtedness owing to Lloyds Bank plc;

                (x)   a  duly  executed release, substantially in  the  form  of
Exhibit 5 hereto, releasing the Company from any liability whatsoever (actual or contingent) which may be owing to either of the Sellers by the Company;

                (xi) evidence satisfactory to Buyer that Clause 3(a) of the Memorandum of Association of the Company shall have been altered in such manner as Buyer may require; and

                (xii) such other documents relevant to the Closing of the transactions contemplated hereby as Buyer acting reasonably, may request.

           (c) No preliminary or permanent injunction or other order, judgment or decision that restrains or prohibits the consummation of the transactions contemplated by this Agreement or any Related Agreement shall have been issued by any court or governmental body.

           (d) No action, suit or proceeding shall have been instituted or threatened before any court or quasi-judicial or administrative agency of any federal, state, local or foreign jurisdiction wherein an unfavorable injunction, judgment, order, decree, ruling or charge would prevent consummation of any of the transactions contemplated by this Agreement or any Related Agreement.

           (e) No event, occurrence, fact, condition, change, development or effect shall have occurred, exist or come to exist since December 31, 1995 that, individually or in the aggregate, has constituted or resulted in, or could reasonably be expected to constitute or result in, a Material Adverse Effect on the assets, operations or financial condition of the Company.

     Section 10. Conditions to Closing of Seller. The obligations of Sellers under this Agreement to consummate the transactions contemplated hereby shall be subject to the satisfaction (or express waiver by either Seller) on or prior to the Closing Date of all of the following conditions (provided, that in the event of any Closing, Buyer shall have no continuing liability or obligation under this Section 10 as to satisfaction of any of the following conditions):

           (a) The representations and warranties of Buyer contained in this Agreement or any Related Agreement to which Buyer is a party or in any schedule, exhibit, agreement, certificate or other document delivered pursuant hereto or thereto shall be true and correct on and as of the Closing Date with the same effect as though such representations and warranties had been made on and as of the Closing Date, and each and all of the agreements and covenants of Buyer to be performed on or before the Closing Date pursuant to the terms hereof shall have been duly performed; and in the event the Closing Date is not the date hereof, Buyer shall have delivered to Sellers a certificate executed by an officer of Buyer, dated the Closing Date, to such effect.

           (b) Buyer shall procure concurrently with Closing the payment by or on behalf of the Company of the sum of $2,066,122 representing all sums outstanding as intercompany debt owed by the Company to Sellers (which payment shall be deemed to be in full and final settlement of all indebtedness of the Company to the Sellers and/or any of their Affiliates).

           (c) No preliminary or permanent injunction or other order, judgment or decision that restrains or prohibits the consummation of the transactions contemplated by this Agreement or any Related Agreement shall have been issued by any court or governmental body.

           (d) No action, suit or proceeding shall have been instituted or threatened before any court or quasi-judicial or administrative agency of any federal, state, local or foreign jurisdiction wherein an unfavorable injunction, judgment, order, decree, ruling or charge would prevent consummation of any of the transactions contemplated by this Agreement or any Related Agreement.

     Section 11.    Survival of Representations, Warranties and Covenants.

            (a) Except as provided in Section 8(e), the respective representations and warranties of Sellers and Buyer contained in this Agreement or any Related Agreement or in any schedule or exhibit attached hereto or thereto, shall survive the Closing Date, but shall expire on March 5, 1998, except that any of such representations and warranties shall survive with respect to any asserted claim for breach of any such representation or warranty for which a notice has been delivered under Section 140) prior to such expiration.

           (b) The respective covenants and agreements of Sellers and Buyer as of the Closing Date contained in this Agreement or any Related Agreement or 'm any schedule or exhibit attached hereto or thereto (including, but not limited to, the indemnification obligations of Sellers set forth in Sections 8 and 12) shall survive the consummation of the transactions contemplated by this Agreement, and with respect to the indemnification obligations of Sellers set forth in Sections 8 and shall not expire until such time as is provided in
Section 8.

     Section 12. Indemnification. Sellers shall, jointly and severally, indemnity, defend and hold harmless Buyer, its Affiliates and their respective officers, directors, stockholders, agents, insurers, representatives and employees (the "Buyer Indemnities") from and against, and pay or reimburse Buyer Indemnities for, any and all claims, actions, proceedings, demands, obligations, fines, deficiencies, costs, losses, damages or liabilities (including, but not limited to, reasonable attorneys' fees incurred in the investigation or defense of any of the same or in asserting any of their respective rights hereunder, interest and any penalties) (collectively, "Losses" and individually, a "Loss"), whether or not resulting from any third party claims, incurred or suffered by any of Buyer Indemnities with respect to or in connection with:

           (a) the breach of any representation or warranty made by, or any breach or nonfulfillment of any covenant or obligation of, either Seller in, pursuant to or under this Agreement or any Related Agreement or in the schedules or exhibits attached hereto or thereto and any other agreements, documents or instruments delivered by Sellers at the Closing pursuant to this Agreement, any Related Agreement or to any of the foregoing; or

          (b)  any claim by Buyer for indemnification under Section 8.

provided, that Sellers shall not be required to indemnity the Buyer Indemnities with respect to any claim for indemnification pursuant to Section 12 unless and until the aggregate amount of all claims against the Sellers under this Section 12 exceeds $150,000 and then only for the amount by which such claim against Sellers under this Section 12 exceeds $150,000, provided, further, that in no event shall Sellers' liability under this Section 12 exceed $1,000,000. Notwithstanding the foregoing, the thresholds and limits set forth in the foregoing provisos shall not apply to any obligation with respect to any claim for indemnification resulting from or arising out of any fraud or gross negligence by or on the part of either Seller or any Affiliates of such Seller. With respect to any breach of any representation or warranty, the remedy set out in this Section 12 shall, except in the case of fraud or gross negligence by or on the part of either Seller or any Affiliates of such Seller, be the sole and exclusive remedy available to Buyer with respect to such breach.

     Section 13. Indemnification Procedures. In the case of any Loss, other than as of result of any claim asserted by a third party or any claim to which
Section 8(i) applies, as to which indemnity may be sought by a party entitled to indemnification under this Agreement (the "Indemnified Party"), notice shall be given by the Indemnified Party to the party required to provide indemnification (the "Indemnifying Party"). In the case of any claim asserted and/or threatened by a third party against the Indemnified Party (other than any claim to which Section 80) applies), notice shall be given by the Indemnified Party to the Indemnifying Party promptly after such Indemnified Party has actual knowledge of such claim or threatened claim as to which indemnity may be sought, and the Indemnified Party shall permit the Indemnifying Party (at the expense of such Indemnifying Party) to assume the defense of any claim or any litigation relating thereto or resulting therefrom, provided that (i) the counsel for the Indemnifying Party who shall conduct the defense of such claim or litigation shall be reasonably satisfactory to the Indemnified Party, (ii) the Indemnified Party may participate in such defense at such Indemnified Party's expense, (ii) the assumption of such defense by the Indemnifying Party shall not in and of itself constitute any admission as to liability hereunder to the Indemnified Party and (iv) the omission by any Indemnified Party to give notice as provided herein shag not relieve the Indemnifying Party of its indemnification obligation under this Agreement except to the extent that such omission results in a failure of actual notice to the Indemnifying Party and has a material adverse effect on the Indemnifying Party's ability to defend against such claim or litigation. Except with the prior written consent of the Indemnified Party, no Indemnifying Party, in the defense of any such claim or litigation, shall consent to entry of any judgment or enter into any settlement that provides for injunctive or other non-monetary relief affecting the Indemnified Party or that does not include as an unconditional term thereof the giving by each claimant or plaintiff to such Indemnified Party of a release from all liability with respect to such claim or litigation. In the event that the Indemnifying Party does not accept the defense of any matter as above provided, (A) the Indemnified Party shall have the full right to defend against any such claim or litigation and shall be entitled to settle or agree to pay in fun such claim or litigation; and
(B) all legal and other expenses reasonably incurred by the Indemnified Party shall be borne by the Indemnifying Party.

     Section 14.    Miscellaneous.

           (a) Entire Agreement. This Agreement and the Related Agreements (including the schedules and exhibits hereto and thereto) sets forth the entire understanding of the parties hereto with respect to the subject matter hereof. Any prior agreements or undertakings among the parties hereto regarding the subject matter hereof are merged into and superseded by this Agreement and the Related Agreements.

          (b) Modification, Remedies. No amendment, modification or alteration of the terms or provisions of this Agreement shall be binding unless the same shall be in writing and duly executed by the parties hereto. The rights and remedies provided herein are cumulative and are not exclusive of any rights or remedies that any party may otherwise have at law or in equity.

           (c) Severability. If any provision of this Agreement is invalid, inoperative or unenforceable for any reason, such circumstances shall not have the effect of rendering the provision in question inoperative or unenforceable in any other case or circumstance, or of rendering any other provision or provisions herein invalid, inoperative or unenforceable to any extent whatsoever, and all such other provisions shall remain in full force and effect so long as the economic or legal substance of the transactions contemplated hereby are not affected in any manner adverse to any party hereto.

           (d) Assignment. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns. Neither this Agreement nor any rights, duties or obligations shall be assigned by any party hereto without the prior written consent of the other party hereto, and any attempted assignment or transfer without prior written consent shall be null and void; provided, however, that Buyer shall have the right, without prior written consent of any Seller to assign its rights and delegate its duties under this Agreement to any Affiliate of Buyer.

           (e) Further Assurances. Following the Closing, each party hereto shall, from time to time, execute and deliver such additional instruments, documents, conveyances or assurances and take such other actions as shall be necessary, or otherwise reasonably requested by the other party or parties, to confirm and assure the rights and obligations provided for in this Agreement and render effective the consummation of the transactions contemplated hereby.

           (f) Counterparts. This Agreement may be executed in one or more counterparts, each of which shall for all purposes be deemed to be an original and an of which shall constitute the same instrument.

           (g) Headings. The headings of the Articles, Sections and paragraphs of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction hereof.

           (h) No Third Party Beneficiary Rights. This Agreement is not intended to and shall not be construed to give any person or entity other than the parties signatory hereto any interest or rights (including, but not limited to, any third party beneficiary rights) with respect to or in connection with any agreement or provision contained herein or contemplated hereby.

           (i) Expenses. Except as otherwise provided in this Agreement, Sellers, on the one hand, and Buyer, on the other hand, shall pay all costs and expenses incurred by it or on its behalf in connection with this Agreement and all Related Agreements (including all costs, expenses of legal and other professional advisers) and the transactions contemplated hereby, and Buyer shall not assume any liability of Sellers in connection therewith.

           (j) Notices. Any notice, request, instruction or other document to be given hereunder by any party hereto to the other party shall be in writing and shall be sufficiently given if delivered in person, sent by telecopier, sent by reputable express overnight courier service or sent by registered or certified mail, postage prepaid, as follows:

          To Buyer: Scholastic Limited
               Westfield Road
               Southam
               Leamington Spa
               Warwickshire CV33 0JH
               England
               Attn.:  David Kewley

          With a copy to:     Scholastic, Inc.
               555 Broadway
               New York, New York  10012
               U.S.A.
               Attn.:  Legal Department

          To Sellers:    Pages, Inc./School Book Fairs, Inc.
               801 994th Avenue North
               Suite 100
               St. Petersburg, Florida  33702
               U.S.A.
               Attn.:  S. Robert Davis, Chairman

or at such other address for a party as shall be specified by like notice. All such notices shall be deemed given when received, as evidenced by the acknowledgment of receipt issued with respect thereto by the applicable postal authorities or the signed acknowledgment of receipt of the person to whom such notice shall have been personally delivered, confirmed answer back or other evidence of transmission.

           (k) Governing Law. This Agreement shag be governed in all respects, including as to validity, interpretation and effect, by the internal laws of the State of New York, without giving effect to the conflict of laws rules thereof.

     IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be duly executed as of the date first above written.

                                   SCHOLASTIC LIMITED


                                   By:
                                        Name:  /s/ David Walsh
                                        Title:    Director


                                   PAGES, INC.


                                   By:
                                        Name:  /s/ S. Robert Davis
                                        Title:    Chairman


                                   SCHOOL BOOK FAIRS, INC.


                                   By:
                                        Name:  /s/ S. Robert Davis
                                        Title:    Chairman
     IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be duly executed as of the date first above written.


                                   SCHOLASTIC LIMITED


                                   By:
                                        Name:  /s/ David Walsh
                                        Title:    Director


                                   PAGES, INC.


                                   By:
                                        Name:  /s/ S. Robert Davis
                                        Title:    Chairman


                                   SCHOOL BOOK FAIRS, INC.


                                   By:
                                        Name:  /s/ S. Robert Davis
                                        Title:    Chairman

0034494.01

Schedule  5(bb)


               i.   None

               ii   None

               iii School Book Fairs, Inc. Loan to School Book Fair, Ltd. in the amount of $300,000 on 2/1/96 and 2/2/96.. See Schedule 5(X)

               iv The company has negotiated extending payments with several of their vendors. See attached letter from trade indemnity requiring financial information to reassess credit limits for four of their accounts.



          Schedule  5(bb)(iv)  is  the  subject  of  a  temporary
          hardship  exemption under Reg.  232.201 and  a  request
          for   a   continuing  hardship  exemption  under   Reg.
           232.202.

Schedule 5(H)

          Audit Report 12/31195
          To be provided at Christchurch Office

Schedule 5(I)

          1)   Fixed asset List - attached

          2) As previously disclosed - certain assets are located at Distributor locations:

                        Cases

                       Trailers

                       Computer Equipment



          Schedule 5(i)(1) is the subject of a temporary hardship exemption under Reg. 232.201 and a request for a continuing hardship exemption under Reg. 232.202.




          Schedule 5(J)(i) is the subject of a temporary hardship exemption under Reg. 232.201 and a request for a continuing hardship exemption under Reg. 232.202.


Schedule 5(J)       ii.


     a)   Individual Employment Contract for P Hodson

     b)   Individual Employment Contract for F Waters

     c)   Employment Contract for Full-Time Staff

     d)   Employment Contract for Part-Time Staff

     e) Agreement for the employment of a General Manager - Ireland (Copy letter attached)

     f) Agreement for the employment of staff in Eire through Central Technology (main Irish Distributor) (Scheduled attached)

     g)   Commission arrangement for Tele-sales staff

     h)   Bonus arrangement for Tele-sales Staff

     i)   Bonus arrangement for Sales Manager - Tele-sales

     j)   Death in Service Benefit for all Staff

     k)   Pension arrangements



          Schedule  5(J)(ii)(e)  is the subject  of  a  temporary
          hardship  exemption under Reg.  232.201 and  a  request
          for   a   continuing  hardship  exemption  under   Reg.
           232.202.




          Schedule  5(J)(ii)(f)  is the subject  of  a  temporary
          hardship  exemption under Reg.  232.201 and  a  request
          for   a   continuing  hardship  exemption  under   Reg.
           232.202.


Contracts:   5(J)

(iii)     Distributor Agreements, ETC

          a)   Distributor Agreement - EIRE

          b)   Bonus arrangements for distributors

          c)   Securicor Agreement for dispatch of parcels

          d) Parceline Agreement for dispatch/collection of Teacher Book Fair boxes

          e) Farsons Transport - undertaking for delivery of palletized stock for distributors

          f)   Royal Mail Contract for letter and packet post

          g) Distributor Agreements - UK - made available at Christchurch office.

(iv) Loan Agreements guarantees

          a)   Distributor advances and short term loans - see attached note

          b)   Staff advances and short term loans - see attached note

          c) Guarantee of payment to landlord on property for Irish Distributor and staff dealing with School Book Fair activity

          d)   Lloyds debenture for overdraft bank facilities

          e)   Huntingdon National Bank debenture over assets

          f)   Deed of Postponement relating to debentures

          g) Debenture at Twickenham for seats at rugby stadium and sub. agreement with RB Erven for annual use

          h) Distributor agreement arrangement to 31 December 1996 with James Amos to guarantee income providing he carries out his duties.

NOTE TO (iv)a

At various times of the year distributors are allowed advances against commission that is due to be payable during that term.

Currently outstanding to Mr. A. Aiddall, Manchester Distributor is E783.54 and to Mr. K. Thomas, Liverpool Distributor - 1,291.18. pd ster

Additionally, as the Irish Distributor, Mr. Art McMillen, through his company Central Technology, employs staff and dispatches product, a float of 6,000 Irish punts is provided and reconciled to each month.

NOTE TO (iv)b

Occasionally we have staff having the need to ask for advances on salary or short term loans.

These loans are generally for 6 months to a year and the only outstanding loan at present is to Mrs. M.C. Hanslip for the sum of E388, which will be competed by the end of 1996.


5(J)(v)        License Agreements Software


     a)   Computer Associates Software License

     b)   Intercompany license with School Book Fairs, Inc. cancelled 3/1/96.

     c)   Tominy License - Software for EIRE office in process


5(J)(vi)

                    a) International Creative Agency understanding in the area of Children's Library, and non-book fair revenue areas.

                    b) Random House arrangement for the publishing and sales of the Roald Dahl Wundercrump Poetry Book each year.



NOTE  TO 5(J)(vi)(a)

          An understanding between School Book Fairs Limited and the International Creative Agency on children's library activity.

     In 1994, the Directors of School Book Fairs Limited, agreed that we should investigate the possibility of developing sales to non-school outlets. To assist us with this activity we called on the services of an outside Agency "The International Creative Agency" of Faversham, Kent. This initial decision was to present a premium or voucher scheme to supermarkets and non-book retailers. This led to many presentations and meetings. At this point it was agreed that School Book Fairs Limited would pay a monthly fee of l,500 PD ster to cover expenses and costs and that once a retailer or wholesaler had been found to carry our fair activity, a percentage of the profitability would be paid to The International Creative Agency.

     During 1995 a small range of activities were carried out which generated revenue but were not sufficient to discuss a profit-sharing arrangement with The International Creative Agency. Additionally, as the concentration of our finder's activity was on a smaller number of outlets and we were not seeing a financial benefit, the agreed monthly fee was reduced to E875. Towards the end of 1995, an informal understanding was made with The International Creative Agency that on projects where a product was produced to an order from a third party and that the product was supplied direct with School Book Fairs Limited taking no stock liability, a commission of 25% would be paid on the sum realized between the income received and the costs incurred.

     Further, on the Booker Belmont project, that a commission on the net contribution (revenue less known costs) from this total project would be paid to The International Creative Agency on this activity. this is still under negotiation whilst the project comes to launch early in March, 1996. Booker Belmont has other non-book related requirements, i.e., cigarette coupon redemption, premiums where children's books would not be suitable. In these areas, the International Creative Agency are providing a marketing product sourcing service whilst using other fulfillment centre. The understanding with The International Creative Agency is that they may only use School Book Fairs Limited when dealing with premium promotion that require children's books and related material.


5(J)(vii)

          Blade Communications are holding on our behalf stack of paper we purchased in 1995 for the production of the summer and part of the autumn 1996 Book Fair News.

(viii)    None

     No agreements, arrangements, commitments or understandings

(ix) Non Competition Agreements

     No agreements, arrangements, commitments or understandings

(x)  a)   See Attached Schedule

     b)   Any other - See Attached Schedule

5(J)(xi)  Orders - Sellers

     An understanding with Blade Communications to purchase paper for the production of Book Fair News material for the summer and autumn term 1996.

5(J)(xii) No agreements, arrangements, commitments or understandings


     Without admitting that such exists, the pending dispute with Computer Associates could constitute a default, or breach by the company.


          Schedule  5(J)(x)(a)  is  the subject  of  a  temporary
          hardship  exemption under Reg.  232.201 and  a  request
          for   a   continuing  hardship  exemption  under   Reg.
           232.202.




          Schedule  5(J)(x)(b)  is  the subject  of  a  temporary
          hardship  exemption under Reg.  232.201 and  a  request
          for   a   continuing  hardship  exemption  under   Reg.
           232.202.


Schedule 5(K)

     List of cases by:

     a)   Location
     b)   Age

               Attached



          Schedule  5(K)  is the subject of a temporary  hardship
          exemption under Reg. 232.201 and a request for a continuing hardship exemption under Reg. 232.202.



Schedule 5(M)

          - Except for collateral assignment of Christchurch lease to Lloyds and Huntington National Bank - None

          -    Any encumbrances against Christchurch Property

          -    The Rent of Unit 5 is due for review in July 1997.

          - A previous tenant holds a preemptive right with respect to certain Units of the Christchurch U.K. property


Schedule 5(N)


     a)   Trademarks - attached

     b)   Software

               1)   Computer Associates Financial Software

               2) Operating software for scheduling, servicing, and delivering fairs - proprietary written in Tominy data bass language. Note as previously disclosed. Tominy not licensed for use on UK mainframes.


                            SCHOOL BOOK FAIRS LIMITED
                                   REGISTERED
                           UK TRADE MARK APPLICATIONS


          Schedule   5(N)(ii)  is  the  subject  of  a  temporary
          hardship  exemption under Reg.  232.201 and  a  request
          for   a   continuing  hardship  exemption  under   Reg.
           232.202.



Schedules 5(N)(ii)


                            SCHOOL BOOK FAIRS LIMITED


     Logo's used which are not registered

     READING RESOURCES

     CHILDREN'S LIBRARY

     BALLOON LOGO USED ON SCHOOL BOOK FAIRS' TRAILERS & VANS

     SELLER DOES NOT HAVE EXCLUSIVE RIGHT TO THE SCHOOL BOOK FAIRS NAME.


Schedule 5(Q)


     a)   List of Distributors, territory, and sales by territory

     b) Copies of all Distributor Agreements available at Christchurch office, the Company's Agreement with its distributor in Ireland contains terms materially different from the terms of the Agreements with its other distributors.


                              LIST OF DISTRIBUTORS


          Schedule  5(Q)  is the subject of a temporary  hardship
          exemption under Reg. 232.201 and a request for a continuing hardship exemption under Reg. 232.202.


Schedule 5(R)\


SCHOOL BOOK FAIRS LIMITED



BANK ACCOUNTS            Signers


     Lloyd Bank UK                           0465175   30-92.0   Philip John
                                             Hodson, Fiona Margaret Waters,
                                             Geoffrey David Bevis, Robert
                                             Merrell

     Lloyds Bank Cardnett                    1235734   30-92.0

     Bank of Ireland Current                 1801042   90-00-68  Richard B.
                                             Erven, Philip J. Hodson, Fiona
                                             Waters, Robert Merrell, Art
                                             McMillen

                                             Deposit   39067667  90-00.6
Schedule 5(S)


               i.   None
               ii.  None

Schedule 5(T)


SCOPE OF BUSINESS


School Book Fairs Limited's activities comprise:-


1.                     School Book Fair    Book sales to children through
                       schools using Distributor appointed in the UK and Ireland.

2. Box Fairs Book sales to children through schools using Third Party Carders in the UK and Ireland.

3.                     Starting Out   Book sales to children and parents
                       through schools using Distributor appointed in the UK and Ireland.

4. Teacher Book Fairs Book sales to teachers and schools using Distributor appointed In the UK or Third Party Carrier.

5.                     Reading Resources   Sales of themed boxed sets of books
                       direct to teachers and schools.

6. Children's library Direct sales to consumers via premium promotions of children's books and related material.


Schedule 5(U)

          a)   Summary of Insurance - Attached

          b) Employer's liability claim in process - Jeff Sutcliffe, Ex-distributor claiming personal injury - see 5(V) note.



                              SUMMARY OF INSURANCES



          Schedule  5(U)  is the subject of a temporary  hardship
          exemption under Reg. 232.201 and a request for a continuing hardship exemption under Reg. 232.202.



Schedule 5(V)

          1    See Schedule 5(U) with respect to claim by Jeff Sutcliffe.

          2)   See attached detail Schedule.



L    DETAILS OF OUTSTANDING LITIGATION & DISPUTES



          Schedule 5(V)(2) is the subject of a temporary hardship exemption under Reg. 232.201 and a request for a continuing hardship exemption under Reg. 232.202.




Schedule 5(W)

     i    None

     ii   Lease Guarantee-
          Eire distributor's office
          previously made available

     iii  None


Schedule 5(X)




                            UK - INTERCOMPANY CHARGES



1.) SBF US through a license fee - charges SBF, Ltd. a fee calculated at 4% of the sales less freight costs. This license fee was $466,766 for the year ended 12131194. This license agreement will be cancelled prior to closing.

2.) At times, SBF U.S. has sold product, cases, and trailers to UK. These were sold at cost including shipping and handling. Details attached.

3.) SBF U.S. provides Ltd. with the operating software to manage the fair business (Tominy). SBF U.S. provides ongoing systems operation and programming support to UK for both the Tominy software and the Computer Associates software.

4.) SBF, Ltd. sold inventory to SBF U.S. in February, 1996 with a value of $48,249.

Schedule 5(Z)       I

     (1)            List of employees with salaries - attached

     (2)            Benefits information available in Christchurch

     (3) The Company contributes an amount equal to 2% of salaries with respect to employees and 3% of salaries with respect to persons who are directors and employees to purchase a third party money purchase scheme




SCHOOL BOOK FAIRS LTD - FULL TIME STAFF, MONTHLY PAID



          Schedule 5(Z)(1) is the subject of a temporary hardship exemption under Reg. 232.201 and a request for a continuing hardship exemption under Reg. 232.202.






          Schedule is the subject of a temporary hardship exemption under Reg. 232.201 and a request for a continuing hardship exemption under Reg. 232.202.

   EXHIBIT 10(z)

                     NON-COMPETITION AND PROMOTION AGREEMENT

NON-COMPETITION AND PROMOTION AGREEMENT, dated as of March 6, 1996, by and between Scholastic Inc., a New York corporation ("Scholastic") and Pages, Inc., a Delaware corporation ("Pages").

                              W I T N E S S E T H:

     WHEREAS, Pages, together with School Book Fairs, Inc., a Florida corporation formerly known as SBF Services. Inc. ("SBF"), School Book Fairs, Ltd. and other current and former Affiliates (as defined below), have engaged in the school book fair business consisting of distributing and selling books and other products to teachers, students and parents through book fairs (including case fairs and box fairs) that are held or sponsored by schools or other educational organizations or institutions (the "Book Fair Business"); for the purposes of this Agreement, the term "Affiliate" shall mean with respect to any person or entity, any other person or entity directly or indirectly controlling, controlled by or under common control with such person or entity, or any director, officer or employee of such person or entity; and

     WHEREAS, Pages, SBF and Scholastic Canada Ltd. ("Scholastic Canada"), a corporation organized under the laws of Canada, have entered into an Inventory Purchase Agreement, dated as of even date herewith (the "Canadian Agreement"), for the purchase of certain inventories located at various distributors' locations throughout Canada;

     WHEREAS, Pages and SBF, on the one hand, and Scholastic, Ltd., a corporation organized under the laws of England and Wales, on the other hand, have entered into a Share Purchase Agreement, dated as of the date hereof (the "U.K. Stock Purchase Agreement"), for the purchase of all of the issued and outstanding shares of School Book Fairs Ltd., a corporation organized under the laws of England and Wales;

     NOW, THEREFORE, in consideration of the premises and the mutual agreements, covenants and provisions herein contained and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:

     1. Non-Competition. Pages hereby covenants and agrees that for a five-year period from the date hereof Pages will not, and will not permit any of its Affiliates to, directly or indirectly: (a) own, manage, operate, control or otherwise become interested in any other person or entity that provides or performs services that are the same as, substantially similar to, or competitive with, the Book Fair Business in Canada, the United Kingdom, Ireland, Germany, Italy, Greece, Eastern Europe, including, without limitation, the Commonwealth of Independent States, Turkey, the countries of the Middle East and Africa (collectively, the "Territory"); (b) perform or provide any services that are the same as, substantially similar to, or competitive with, the Book Fair
Business, whether on behalf of itself or any other person or entity in the Territory; (c) enter into any agreement or arrangement with any person or entity (other than Scholastic or any of its Affiliates) pursuant to which services which are the same as, substantially similar to, or competitive with, the Book Fair Business are to be provided in the Territory; or (d) engage in any practice the purpose of which is to evade the provisions of this Agreement. Notwithstanding the foregoing, the obligations contained in this Section I shall not be effective in respect of Canada and its territories and possessions until and unless the Closing (as defined in the Canadian Agreement) occurs, provided, that Pages shall be permitted, and shall be permitted to allow SBF, to conduct and complete in the normal course any book fairs that commenced prior to the Closing Date (as defined in the Canadian Agreement) in accordance with the terms of the Canadian Agreement.

     2. (a) Confidentiality; Public Announcement. Except as otherwise required by applicable laws or regulations, after the date hereof, Pages shall, and shall cause its Affiliates to, keep strictly confidential and not to disclose to any other person or entity any and all non-public information, including any customer lists, pricing strategies, inventory lists, distribution lists and other trade secrets and know-how, used by Pages or any of its Affiliates in connection with operating its Book Fair Business in the Territory. The foregoing confidentiality and nondisclosure obligations shall not apply to any information that has become generally available to the public due to no fault of Pages or any of its Affiliates.

           On and prior to the Closing (as defined in the Canadian Agreement), neither party shall, nor shall any Affiliate of any such party be permitted to, make any public announcement of, or otherwise disclose to any third party person or entity, any of the terms of or other information relating to either this Agreement or the transactions contemplated hereby, except in such form and substance as the parties shall discuss in good faith and mutually agree upon in advance, except that either party may make any disclosure required by applicable law, provided, that in such case, notice shall be given to the other party prior to any announcement or other disclosure if possible or otherwise as soon as possible thereafter.

          (b)  Sales, Marketing and Promotion Production.

                (i) Scholastic agrees that it will cause its subsidiary Scholastic Book Fairs, Inc. (x) on or before 12:00 noon on March 7, 1996 to instruct in writing its sales and marketing personnel to refrain from using the fact of the transactions consummated under the Canadian Agreement and the U.K. Stock Purchase Agreement to disparage Pages, to question the viability of Pages or otherwise to solicit (orally or in writing) book fair business in the United States and (y) to monitor compliance with such instructions and promptly take appropriate remedial action upon becoming aware at the management level of a breach by any of such personnel of such instructions. Such instructions shall be in the form attached hereto as Exhibit "A". The obligations of this paragraph (i) shall survive until the second anniversary of the date hereof.

               (ii) The forgoing covenant is given by Scholastic to induce Pages to enter into and consummate the transactions provided for herein. The provisions of this paragraph 2(b) shall be construed as an agreement independent of any other provision of this Agreement and the existence of any claim or cause of action of Scholastic against Pages, whether predicated upon this Agreement or otherwise, shall not constitute a defense to the enforcement by Pages of the provisions of this paragraph 2(b).

                (iii) Scholastic and Pages agree that, in the event of a breach by Scholastic of the provisions of this paragraph 2(b) such a breach would cause irreparable injury to Pages and would leave Pages with no adequate remedy at law, and Scholastic and Pages further agree that, if legal proceedings should have to be brought by Pages against Scholastic to enforce such provisions, Pages shall be entitled to any and all available civil remedies, including without limitation, preliminary and permanent injunctive relief without the necessity of posting any bond restraining Scholastic from violating, directly or indirectly, either on its own account or as a partner, joint venturer, agent, or otherwise, the restrictions of this paragraph 2(b).

                (iv) Nothing in this paragraph 2(b) shall be construed as prohibiting Pages from pursuing any other legal or equitable remedies available to it for breach of the provisions of this paragraph 2(b).

     3. Payment. In consideration of the representations, warranties, indemnities, the non-competition, confidentiality and other undertakings contained in this Agreement, Scholastic hereby agrees to pay to Pages $1,500,000 on March 6, 1996 by wire transfer in immediately available funds to an account of Pages to be designated by Pages in writing to Scholastic prior to the date hereof.

     4.   Representations and Warranties.

           (a) Pages hereby represents and warrants of the date hereof and effective as of the Closing Date, and agrees as follows:

               (i) Authorization. Pages has full power and authority and legal right to execute, deliver and perform this Agreement, and to consummate the transactions contemplated hereby. All corporate action to be taken by or on the part of Pages to authorize and permit the execution and delivery by Pages of this Agreement, the performance by Pages of its obligations hereunder, and the consummation of the transactions contemplated hereby, have been duly and properly taken. This Agreement is a valid and binding obligation on Pages and enforceable in accordance with its terms.

                (ii) Customer Lists. On or prior to the date hereof, Pages has delivered to Scholastic complete and correct copies of all customers mailing lists, phone lists, distribution lists and any other lists (in any form or medium whatsoever) of any and all schools, institutions, organizations, individuals and other customers to which Pages (by itself or through any of its agents or Affiliates, including SBF) has within the past two (2) years sold or provided, or plans or intends currently to sell or provide, books or other goods and services in connection with Pages' Book Fair Business in the Territory (collectively, the "Customer Lists"). The Customer Lists include all of the following information with respect to each Customer listed thereon: the name, address and phone number thereof and names of any contact persons thereat, and, if applicable, types and quantities of fairs booked thereby within the past two
(2)  years.   The  Customer  Lists are in a form  and  medium  that  is  humanly intelligible and usable without the aid of any software, equipment or other device (other than any software, equipment or other device approved by Scholastic prior to the delivery thereof).

                (iii) Book Fairs. Pages has delivered to Scholastic on or prior to the date hereof a complete and correct list of all book fairs scheduled or proposed to be held in the Territory at any time after date hereof (other than any scheduled book fairs canceled within the one (1) week prior to the date hereof ), together with the name, phone number, names of any contact persons and address of each customer, the type of each such book fair (i.e., box fair or case fair), summary description of the terms (including financial) thereof and the distributor, if any, responsible therefor.

           (b) Scholastic hereby represents and warrants as of the date hereof and effective as of the Closing Date that Scholastic has full power and authority and legal right to execute, deliver and perform this Agreement, and to consummate the transactions contemplated hereby. All corporate action to be taken by or on the part of Scholastic to authorize and permit the execution and delivery by Scholastic of this Agreement, the performance by Scholastic of its obligations hereunder, and the consummation of the transactions contemplated hereby, have been duly and properly taken. This Agreement is a valid and binding obligation on Scholastic and enforceable in accordance with its terms.

     5. Remedies. Pages agrees that irreparable damage would occur in the event that any of the noncompetition and confidentiality and nondisclosure provisions of this Agreement were not performed in accordance with its specific terms or were otherwise breached. It is accordingly agreed that Scholastic or any of its Affiliates shall be entitled to an injunction or injunctions to prevent such breaches of this Agreement and to enforce specifically such terms and provisions in (a) the Supreme Court of the State of New York, New York County or (b) the United States District Court for the Southern District of New York, this being in addition to any other remedy to which such party is entitled at law or in equity.

     6.   Indemnification.

           (a) In consideration of the closing of the transactions contemplated by the Canadian Agreement and the U.K. Stock Purchase Agreement and other good and valuable consideration the receipt and sufficiency of which is hereby confirmed, Pages shall indemnity, defend and hold harmless, Scholastic, its Affiliates and their respective officers, directors, stockholders, agents, insurers, representatives and employees (the "Scholastic Indenmitees") from and against, and pay or reimburse Scholastic Indemnitees for, any and all claims, actions, proceedings, demands, obligations, fines, deficiencies, costs, losses, damages or liabilities (including, but not limited to, reasonable attorneys' fees incurred in the investigation or defense of any of the same or in asserting any of their respective rights hereunder, interest and any penalties) (collectively, "Losses" and individually, a "Loss"), whether or not resulting from any third party claims, incurred or suffered by any of Scholastic Indemnitees with respect to or in connection with the breach of any representation or warranty made by, or any breach or nonfulfillment of any covenant or obligation of Pages in, pursuant to or under this Agreement.

           (b) In consideration of the closing of the transactions contemplated by the Canadian Agreement and the U.K. Stock Purchase Agreement and other good and valuable consideration the receipt and sufficiency of which is hereby confirmed, Scholastic shall indemnity, defend and hold harmless, Pages, its
Affiliates and their respective officers, directors, stockholders, agents, insurers, representatives and employees (the "Pages Indemnitees") from and against, and pay or reimburse the Pages Indemnitees for, any and all claims, actions, proceedings, demands, obligations, fines, deficiencies, costs, losses, damages or liabilities (including, but not limited to, reasonable attorneys' fees incurred in the investigation or defense of any of the same or in asserting any of their respective rights hereunder, interest and any penalties) (collectively, "Losses" and individually, a "Loss"), whether or not resulting from any third party claims, incurred or suffered by any of the Pages Indemnitees with respect to or in connection with the breach of any representation or warranty made by, or any breach or nonfulfillment of any covenant or obligation of Scholastic in, pursuant to or under this Agreement.

     7. Severability. If any provision of this Agreement is invalid, inoperative or unenforceable for any reason, such circumstances shall not have the effect of rendering the provision in question inoperative or unenforceable in any other case or circumstance, or of rendering any other provision or provisions herein invalid, inoperative or unenforceable to any extent whatsoever, and all such other provisions shall remain in full force and effect so long as the economic or legal substance of the transactions contemplated hereby are not affected in any manner adverse to any party hereto. Upon such determination that any provision is invalid, illegal or incapable of being enforced, the parties hereto shall negotiate in good faith to modify this Agreement so as to effect the original intent of the parties as closely as possible in an acceptable manner to the end that the transactions contemplated hereby are fulfilled, provided, that in the event the parties are unable to agree with respect to any such provision, such provision shall be reduced in scope or duration or otherwise modified and shall be enforced to the extent permitted by law.

     8. Entire Agreement. This Agreement (including the schedules and exhibits hereto) sets forth the entire understanding of the parties hereto with respect to the subject matter hereof. Any prior agreements or undertakings among the parties hereto regarding the subject matter hereof are merged into and superseded by this Agreement.

     9. Modification; Remedies. No amendment, modification or alteration of the terms or provisions of this Agreement shall be binding unless the same shall be in writing and duly executed by the parties hereto. The rights and remedies provided herein are cumulative and are not exclusive of any rights or remedies that any party may otherwise have at law or in equity.

     10. Assignment. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns. Neither this Agreement nor any rights, duties or obligations shall be assigned by any party hereto without the prior written consent of the other party hereto, and any attempted assignment or transfer without prior written consent shall be null and void; provided, however, that Scholastic shall have the right, without prior written consent of Pages to assign its rights and delegate its duties under this Agreement to any Affiliate of Scholastic, provided that no such assignment or delegation shall release Scholastic from any of its obligations herein.

     11.   Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, each of which shall for all purposes be deemed to be an original and all of which shall constitute the same instrument.

     12.   Headings.   The headings of the Articles, Sections and paragraphs  of
this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction hereof.

     13. No Third Party Beneficiary Rights. This Agreement is not intended to and shall not be construed to give any person or entity other than the parties signatory hereto any interest or rights (including, but not limited to, any third party beneficiary rights) with respect to or in connection with any agreement or provision contained herein or contemplated hereby.

     14. Notices. Any notice, request, instruction or other document to be given hereunder by any party hereto to the other party shall be in writing and shall be sufficiently given if delivered in person, sent by telecopier, sent by reputable express overnight courier service or sent by registered or certified mail, postage prepaid, as follows:

          To Scholastic:

          Scholastic Inc.
          555 Broadway
          New York, N.Y. 10012-3999
          Att.: Legal Department
          Facsimile No.: (212) 343-6965

          With copy to:

          Coudert Brothers
          1114 Avenue of the Americas
          New York, New York 10036
          Attn.: James C. Colihan, Esq.
          Facsimile: (212) 626 4121

          To Pages:

          Pages, Inc.
          801 94th Avenue North
          St. Petersburg, FL 33702
          Facsimile No.: (813) 578-3101

          With copy to:

          Philip M. Shasteen
          Johnson, Blakely, Pope, Bokor, Ruppel & Bums, P.A.-
          P.O. Box 1100
          Tampa, FL 3360 1 -II 00
          Facsimile.: (813) 223-7118

or at such other address for a party as shall be specified by like notice. All such notices shall be deemed given when received, as evidenced by the acknowledgment of receipt issued with respect thereto by the applicable postal authorities or the signed acknowledgment of receipt of the person to whom such notice shall have been personally delivered, confirmed answer back or other evidence of transmission.

     15. Governing Law. THIS AGREEMENT SHALL BE GOVERNED IN ALL RESPECTS, INCLUDING AS TO VALIDITY, INTERPRETATION AND EFFECT, BY THE INTERNAL LAWS OF THE STATE OF NEW YORK, WITHOUT GIVING EFFECT TO THE CONFLICT OF LAWS RULES THEREOF.

     16. Foreign Currencies. Unless otherwise stated, all dollars specified in this Agreement shall be in U.S. dollars. All foreign currency shall be converted to U.S. dollar equivalents determined on the basis of the exchange rates published in the Wall Street Journal on the date three (3) business days prior to the date on which any payment is made or anticipated to be made.

     IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be duly executed as of the date first above written.

                                   PAGES, INC.


                                   By:
                                        Name: /s/ S. Robert Davis
                                        Title:    Chairman


                                   SCHOLASTIC INC.


                                   By:
                                        Name:  /s/ R. Bingham Taylor
                                        Title:     Vice President


     EXHIBIT A



     MEMORANDUM



     TO:       Zone Vice Presidents, Regional Managers,
               Branch Managers, Sales & Service Consultants

     FROM:     David D. Yun

     SUBJECT:  PAGES, INC.


     DATE:     March _, 1996


As you may have heard, as described in the attached press release, Scholastic Ltd. (Scholastic's United Kingdom subsidiary) has purchased Pages' United Kingdom subsidiary, School Book Fairs. In addition, Pages is planning to cease operations in Canada and Scholastic Canada is purchasing certain Canadian inventory.

In connection with these transactions, Scholastic has agreed that it will not use the fact of these transactions in any way to disparage Pages in the United States or otherwise in connection with soliciting book fair business. Accordingly, the existence of these transactions (including any mention of Pages' cessation of business in the United Kingdom and Canada) should not be mentioned to any actual or potential customer. If a customer volunteers information about the topic or asks you specific questions about the subject, you may confirm the fact of the transaction, but must avoid any commentary about any implications for Pages in the United States. In accordance with our agreement with Pages, it is imperative that these instructions are followed on penalty of disciplinary action. If you have any questions about this subject, please contact Alan Boyko or me.


0034489.01

     EXHIBIT II
     PAGES, INC. AND SUBSIDIARIES
     COMPUTATION OF PER SHARE EARNINGS

                                      Year Ended     Year Ended     Year Ended
                                     Dec. 31, 1995  Dec. 31, 1994  Dec. 31,1993
                                      ----------     ----------     ----------
Primary
Weighted average number of
   common shares outstanding           4,930,000      4,055,000      3,214,000
Adjustment of stock options
   which have a dilutive effect
   based upon the average market
   price per common stock:
   Add dilutive stock options                  -              -      3,178,000
   Deduct shares that could be
   repurchased from the proceeds
   of dilutive options                         -              -       (635,000)
                                      ----------     ----------     ----------

Weighted average common and
   common equivalent shares            4,930,000      4,055,000      5,757,000
                                      ----------     ----------     ----------

Income/(loss) from continuing
   operations                        $(6,343,631)   $  (238,676)   $ 1,000,038
Discontinued operations               (2,876,088)      (233,756)        10,482
                                      ----------     ----------     ----------
Net income/(loss)                     (9,219,719)      (472,432)     1,010,520
Earnings adjustment (20% rule)                 -              -         41,000
                                      ----------     ----------     ----------
Net income/(loss) for computation
   purposes                          $(9,219,719)   $  (472,432)   $ 1,051,520
                                      ----------     ----------     ----------

Income/(loss) per common share:
Income/(loss) from continuing
   operations                        $     (1.29)   $     (0.06)   $      0.18
Discontinued operations                    (0.58)         (0.06)             -
                                      ----------     ----------     ----------
Earnings/(loss) per common and
   common equivalent share           $     (1.87)   $     (0.12)   $      0.18
                                      ----------     ----------     ----------

Fully Diluted:
Weighted average number of
   common shares outstanding           4,930,000      4,055,000      3,214,000

Adjustment for stock options
   which have a dilutive effect
   based upon the market price
  or common stock at end of Period:
   Add dilutive stock options                  -              -      3,178,000
   Deduct shares that could be
    repurchased from the proceeds
    of the dilutive options                    -              -       (616,000)
                                      ----------     ----------     ----------


Fully diluted shares                   4,930,000      4,055,000      5,776,000
                                      ----------     ----------     ----------
Income/(loss) per common share:
Income/(loss) from continuing
   operations                        $(6,343,631)   $  (238,676)   $ 1,000,038
Discontinued operations               (2,876,088)      (233,756)        10,482
                                      ----------     ----------     ----------
Net income/(loss)                     (9,219,719)      (472,432)     1,010,520
Earnings adjustment (20% rule)                  -              -             -
                                      ----------     ----------     ----------
Net income/(loss) for computation
   purposes                          $(9,219,719)   $  (472,432)   $ 1,010,520
                                      ----------     ----------     ----------

Income/(loss) from continuing
   operations                        $     (1.29)   $     (0.06)   $      0.18
Discontinued operations                    (0.58)         (0.06)             -
                                      ----------     ----------     ----------
Earnings/(loss) per common
  and common equivalent share
  assuming full dilution             $     (1.87)   $     (0.12)   $      0.18
                                      ----------     ----------     ----------

     EXHIBIT 21
     SUBSIDIARIES OF
     PAGES, INC.


                                         State of             Percent of Stock
Name of Subsidiary                     Incorporation        Owned by Registrant
- ---------------------------            -------------        -------------------
CLYDE A. SHORT COMPANY, INC            North Carolina               100%

SCHOOL BOOK FAIRS, INC.                   Florida                   100%

GREAT BRITISH BOOK FAIRS, INC.            Florida                   100%

SCHOOL BOOK FAIRS, LTD. (1)            United Kingdom               100%

JDRV, INC.                                Delaware                  100%

PAGES LIBRARY SERVICES, INC.              Florida                   100%




(1)  Sold on March 6, 1996. See Item 7.

                        EXHIBIT 23(a)

             CONSENT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Pages, Inc.


      As independent accountants, we hereby consent to the inclusion by reference to our report dated March 25, 1994 on our audit of the consolidated financial statements of Pages, Inc., and Subsidiaries for the year ended December 31, 1993, which report is included in the Pages, Inc., Annual Report on Form 10-K for the year ended December 31, 1995, referred to in the Registration Statement No. 33-63421 on Form S-3, and in the related Prospectus, which is a part of the Registration Statement; Registration Statement No. 33-60613 on Form S-8 and in the related Reoffer Prospectus; and Registration Statement No. 33-72294 on Form S-8 and in the related Reoffer Prospectus.

      We also consent to the reference to our firm under the heading "Experts" in the Prospectus.



                              /s/  Hausser + Taylor

                              HAUSSER + TAYLOR


Columbus, Ohio
March 29, 1996

                        EXHIBIT 23(b)


Consent of independent chartered accountants


To the Board of Directors of Pages, Inc.

As independent chartered accountants, we hereby consent to the inclusion by reference to our report dated 23 March 1994 on our audit of the combined financial statements of Great British Book Fairs, Inc., and School Book Fairs Limited for the year ended 31 December 1993, and the period from 20 May 1992 to 31 December 1992, which were consolidated into the financial statements of Pages, Inc., which report is incorporated by reference in the Pages, Inc. Annual Report on Form 10-K for the year ended 31 December 1995, referred to in the Registration Statement No. 33-60613 on From S-8 and in the related Reoffer Prospectus; and Registration Statement No. 33-72294 on Form S-8 and in the related Reoffer Prospectus.


/s/ Arthur Andersen

Arthur Andersen
Chartered Accountants and Registered Auditors

1 Surrey Street
London
WC2R 2PS


1 April 1996

                        EXHIBIT 23(c)


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement Nos. 33-72294 and 33-60613 of PAGES, Inc. on Form S-8 of our report dated March 27, 1996, appearing in the Annual Report on Form 10-K of PAGES, Inc. for the year ended December 31, 1995.


/s/  Deloitte & Touche LLP

Tampa, Florida
April 1, 1996