Form 10-K/A
period 1994-12-31
PAGES INC /OH/
filed 1996-04-04
CIK 354564

THIS AMENDMENT IS TO SUBMIT CONFIRMING ELECTRONIC COPIES OF CERTAIN SCHEDULES TO EXHIBIT 10(Y) TO THE COMPANY'S FORM 10-K FILED ON FORM SE ON APRIL 2, 1996 PURSUANT TO REG. SECTION 232.201, TEMPORARY HARDSHIP EXEMPTION. ADDITIONALLY, THIS AMENDMENT INCLUDES CERTAIN SCHEDULES TO EXHIBIT 10(Y) WHICH WERE INADVERTENTLY EXCLUDED FROM THE FORM SE FILED ON APRIL 2, 1996. THIS AMENDMENT ALSO INCLUDES EXHIBIT 13 WHICH WAS INADVERTENTLY OMITTED FROM THE COMPANY'S FORM 10-K FILING.
                                    FORM 10-K/A

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

                                   PAGES, INC.
                                   (Registrant)

Dated:  APRIL 4, 1996  	                  By:  /s/ Richard A. Stimmel
                                               ------------------------------
                                               Richard A. Stimmel
                                               Principal Accounting and
                                               Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated:   April 4, 1996                    By:  /s/ S. Robert Davis
                                               -------------------------------
                                               S. Robert Davis
                                               Chairman of the Board, and
                                               Director


Dated:  April 4, 1996                     By:  /s/ Richard A. Stimmel
                                               ------------------------------
                                               Richard A. Stimmel
                                               President, Treasurer, and
                                               Director


Dated:  April 4, 1996                          By:  /s/ Charles R. Davis
                                               ------------------------------
                                               Charles R. Davis
                                               Executive Vice President, and
                                               Director

     EXHIBIT INDEX
     PAGES, INC. FORM 10-K/A
     FOR FISCAL YEAR ENDED DECEMBER 31, 1995


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

10(y) Stock Purchase Agreement dated as of March 6, 1996 CE - (with respect to certain Schedules)

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

EX-10.Y

THE FOLLOWING DOCUMENT INCLUDES COPIES OF CERTAIN SCHEDULES TO EXHIBIT 10(Y) TO THE COMPANY'S FORM 10-K FILED ON FORM SE ON APRIL 2, 1996 PURSUANT TO A REG. SECTION 232.201, TEMPORARY HARDSHIP EXEMPTION.


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

           (b) The respective covenants and agreements of Sellers and Buyer as of the Closing Date contained in this Agreement or any Related Agreement or in any schedule or exhibit attached hereto or thereto (including, but not limited to, the indemnification obligations of Sellers set forth in Sections 8 and 12) shall survive the consummation of the transactions contemplated by this Agreement, and with respect to the indemnification obligations of Sellers set forth in Sections 8 and shall not expire until such time as is provided in
Section 8.

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

Schedule 5(bb)(iv)

TRADE INDEMNITY

23rd February 1996

LIM/J/KJP/ASG

Mr. G. Bevis
School Book Fairs Limited,
5 Airspeed Road,
Priory Industrial Park,
CHRISTCHURCH,
Dorset, BH23 4HD


Dear Mr. Bevis,

I am writing further to our recent telephone conversation, in which we discussed four of our clients with whom you currently have arrangements with to bring the accounts up-to-date.

We have taken the action in cancelling all of our clients' credit limits, and they must now approach Trade Indemnity on each occasion if a credit arrangement is to be entered into.

In order for us to reassess new credits, we shall require a package of financial information from you, including as up-to-date management accounts as possible, a copy of your current bank covenants, along with your budgets and forecasts for the 1996 trading year. Upon receipt of this information, we shall reassess the credit position along with any applications we receive from our clients. We can also take this opportunity to confirm to you that any information supplied to Trade Indemnity will be held on a private and confidential basis and will not be disclosed to any third party.

Finally, I enclose a card reflecting our new address as from the 1st March
1996.

Yours sincerely,

/s/ K.J. Pethers

K.J. Pethers
Senior Trade Underwriter
Trade Underwriting Group 3


Schedule 5(H)

          Audit Report 12/31/1995
          To be provided at Christchurch Office

Schedule 5(I)

          1)   Fixed asset List - attached

          2) As previously disclosed - certain assets are located at Distributor locations:

                        Cases

                       Trailers

                       Computer Equipment



Schedule 5(i)(1)

COMPUTER EQUIPMENT - 5 YEARS W/OFF               COST ACCOUNT NO. 11211/2           DEPRECIATION ACCOUNT NO. 11213/4
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
CE0001   8/1/88   COMPAQ & SOFTWARE          2743    2743        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CE0002   5/3/89   COMPAQ 286 & SOFTWARE      2743    2743        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CE0003   29/5/89  COMPAQ 386 & SOFTWARE      3825    3825        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CE0004  27/10/86  COMPAQ                     3588    3588        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CE0005   14/7/87  MAGNETIC TAPE              2325    2325        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CE0006   26/5/87  WORDCRAFT                    80      80        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CE0007   1/6/89   WORDCRAFT SOFTWARE          430     430        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CE0008   1/4/89   SOLOMON SOFTWARE            250     250        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CE0009   18/9/89  COMPAQ HARD DISK            935     935        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CE0010   20/3/90  COMPAQ DESKPRO 386S        3509    3509        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CE0011   31/7/90  COMPAQ DESKPRO 386S        3129    3129        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CE0012   18/1/91  2* DEC VDU INST.& CABL      960     944       16    16   0   0   0   0   0   0   0   0   0   0   0      16       0
CE0013   30/4/91  COMPAQ DESKPRO 386S        2958    2765      193    49   0   0   0   0   0   0   0   0   0   0   0      49     144
CE0014   31/7/91  MB MEMORY RE PEGASUS        330     292       38     6   0   0   0   0   0   0   0   0   0   0   0       6      33
CE0015   27/8/91  100 MB DISC+80 MB TAPE      980     853      127    16   0   0   0   0   0   0   0   0   0   0   0      16     111
CE0016  30/11/91  LA210 PRINTER               595     486      109    10   0   0   0   0   0   0   0   0   0   0   0      10      99
CE0017   26/9/91  2*VDU MONITOR ARMS          377     321       56     6   0   0   0   0   0   0   0   0   0   0   0       6      50
CE0019  30/11/91  DATALINE LINK BT (UNIT      633     517      115    11   0   0   0   0   0   0   0   0   0   0   0      11     105
CE0020  11/12/91  INST SOFTWARE DEC 4000     3500    2802      698    58   0   0   0   0   0   0   0   0   0   0   0      58     640
CE0021  20/12/91  CABLES VAX 4000-200 SY      433     346       86     7   0   0   0   0   0   0   0   0   0   0   0       7      79
CE0022   9/1/92   LA70-AE PRINTER  EX DE      311     243       67     5   0   0   0   0   0   0   0   0   0   0   0       5      62
CE0023  10/12/91  NETWORK SYSTEM 5,6,12     19350   15491     3859   323   0   0   0   0   0   0   0   0   0   0   0     323    3537
CE0024   21/1/92  PRINTER ACCOUSTIC COVE      699     548      151    12   0   0   0   0   0   0   0   0   0   0   0      12     140
CE0025   1/2/92   DEC AGREEMENT 17/10/91    70430   54067    16363  1174   0   0   0   0   0   0   0   0   0   0   0    1174   15189
CE0026   13/3/92  SAMSUNG PC  89MB            700     525      175    12   0   0   0   0   0   0   0   0   0   0   0      12     163
CE0027   27/5/92  PC FOCUS SOFTWARE           595     427      168    10   0   0   0   0   0   0   0   0   0   0   0      10     158
CE0028   31/7/92  CABLING                    2111    1445      666    35   0   0   0   0   0   0   0   0   0   0   0      35     631
CE0029/  27/4/92  PC B. MCGOWAN 50%          1183     824      359    20   0   0   0   0   0   0   0   0   0   0   0      20     339
CE0030   31/7/92  CABLING                     260     178       82     4   0   0   0   0   0   0   0   0   0   0   0       4      78
CE0031   31/7/92  CABLING                     260     178       82     4   0   0   0   0   0   0   0   0   0   0   0       4      78
CE0032   31/7/92  TERMINAL                    585     400      185    10   0   0   0   0   0   0   0   0   0   0   0      10     175
CE0033   31/7/92  FEE RE CONFIGUATION         500     342      158     8   0   0   0   0   0   0   0   0   0   0   0       8     149
CE0034   1/8/92   HARDWARE RE DEC           22005   15048     6957   367   0   0   0   0   0   0   0   0   0   0   0     367    6590
CE0035   1/8/92   CONN PC TO NETWORK          825     564      261    14   0   0   0   0   0   0   0   0   0   0   0      14     247
CE0036   1/8/92   3.5 DISK DRIVE B. MCGO      365     250      115     6   0   0   0   0   0   0   0   0   0   0   0       6     109
CE0037   1/8/92   ALL IN 1 SOFTWARE           837     572      265    14   0   0   0   0   0   0   0   0   0   0   0      14     251
CE0038   1/8/92   MEMORY MANAGER - PC         350     239      110     6   0   0   0   0   0   0   0   0   0   0   0       6     105
CE0039   1/9/92   3 * VDU SCREENS             300     200      100     5   0   0   0   0   0   0   0   0   0   0   0       5      95
CE0040   1/9/92   ALL IN 1 OFFICE SYSTEM     2500    1667      833    42   0   0   0   0   0   0   0   0   0   0   0      42     791
CE0041  21/10/92  LOTUS 123 LICENCE           380     243      137     6   0   0   0   0   0   0   0   0   0   0   0       6     131
CE0042   22/9/92  DEC PC316 * 3 RBE PROJ     2247    1462      786    37   0   0   0   0   0   0   0   0   0   0   0      37     748
CE0043  12/10/92  2 * DEC PC 316 FRANKLY     1398     901      497    23   0   0   0   0   0   0   0   0   0   0   0      23     474
CE0044  15/10/92  PRINTER * 2 CABLE SHEE      843     542      301    14   0   0   0   0   0   0   0   0   0   0   0      14     287
CE0045   31/3/92  CA LICENCE FEE             2431    1581      850    41   0   0   0   0   0   0   0   0   0   0   0      41     809
CE0046/  31/3/93  PRINTER START KITS - E     1793     988      805    30   0   0   0   0   0   0   0   0   0   0   0      30     775
CE0048   1/11/92  PC & PRINTER - MARKETI     1236     783      453    21   0   0   0   0   0   0   0   0   0   0   0      21     432
CE0051   1/12/92  MS DOS PATHWORKS            299     185      114     5   0   0   0   0   0   0   0   0   0   0   0       5     110
CE0052   1/12/92  MS DOS PATHWORKS            299     185      114     5   0   0   0   0   0   0   0   0   0   0   0       5     110
CE0054   1/12/92  LOTUS 123 DOS- MARKETI      335     207      128     6   0   0   0   0   0   0   0   0   0   0   0       6     123
CE0055   1/12/92  LA210 STARTER KIT - MK      101      62       39     2   0   0   0   0   0   0   0   0   0   0   0       2      37
CE0056   1/12/92  WPS + DOS ENG PERS- MT      181     112       69     3   0   0   0   0   0   0   0   0   0   0   0       3      66
CE0056/  1/4/93   WPS + DOS ENG PERS- MT      363     200      163     6   0   0   0   0   0   0   0   0   0   0   0       6     157
CE0057   1/12/92  MS DOS PATHWORKS            299     185      114     5   0   0   0   0   0   0   0   0   0   0   0       5     110
CE0058   25/2/93  MAINT DEC 15 VDUS & KB     1275     724      551    21   0   0   0   0   0   0   0   0   0   0   0      21     530
CE0059   21/3/93  DELL COMP. SUPER VGA        879     484      395    15   0   0   0   0   0   0   0   0   0   0   0      15     380
CE0060   2/4/93   DELL PC - G DAVE           1139     609      530    19   0   0   0   0   0   0   0   0   0   0   0      19     512
CE0061   1/5/93   MULTIBIN ENH. SYSTEM      40790   21792    18998   680   0   0   0   0   0   0   0   0   0   0   0     680   18318
CE0062   30/4/93  LEADS FOR VT220 & PC'S      335     179      156     6   0   0   0   0   0   0   0   0   0   0   0       6     150
CE0063   8/4/93   PATHWORKS LICENCE * 2       394     211      184     7   0   0   0   0   0   0   0   0   0   0   0       7     177
CE0064   20/5/93  MODEM MICROCOM              414     214      200     7   0   0   0   0   0   0   0   0   0   0   0       7     193
CE0065   20/5/93  COMPASS LANTRONIX          6125    3168     2957   102   0   0   0   0   0   0   0   0   0   0   0     102    2855
CE0066   18/5/93  CABLING SYSTEM              480     248      232     8   0   0   0   0   0   0   0   0   0   0   0       8     224
CE0067   18/3/93  COMBO UNITS TO PC'S         149      80       69     2   0   0   0   0   0   0   0   0   0   0   0       2      67
CE0070   23/7/93  MICROSOFT WINDOWS LICE     1179     570      609    20   0   0   0   0   0   0   0   0   0   0   0      20     589
CE0071   3/6/93   PC 128K KEYBOARD ETC       1952     978      974    33   0   0   0   0   0   0   0   0   0   0   0      33     942
CE0072   30/5/93  PC 256K CIRRUS ETC         2902    1453     1449    48   0   0   0   0   0   0   0   0   0   0   0      48    1400
CE0073   30/9/93  SPARES COMP. DEPT.          678     306      372    11   0   0   0   0   0   0   0   0   0   0   0      11     361
CE0075/  1/11/93  CABLING STOCK OFFICE M      372     161      211     6   0   0   0   0   0   0   0   0   0   0   0       6     204
CE0076  14/10/93  MAP FASTEST ROUTE PROG      226      98      128     4   0   0   0   0   0   0   0   0   0   0   0       4     124
CE0077  28/10/93  PROJECT PLANNER             308     133      174     5   0   0   0   0   0   0   0   0   0   0   0       5     169
CE0078   1/3/94   SAGE PAYROLL SOFTWARE       274     110      164     5   0   0   0   0   0   0   0   0   0   0   0       5     160
CE0079   1/11/93  ADD ON GIRISH PC            543     235      307     9   0   0   0   0   0   0   0   0   0   0   0       9     298
CE0080  31/12/93  MODEM EX SBF INC            135      54       81     2   0   0   0   0   0   0   0   0   0   0   0       2      79
CE0081  29/11/93  FUJITSU PRINTER            4084    1703     2381    68   0   0   0   0   0   0   0   0   0   0   0      68    2313
CE0083   1/12/93  STOCK SOFTWARE EX SBF      9125    3805     5320   152   0   0   0   0   0   0   0   0   0   0   0     152    5168
CE0084   1/1/94   BARCODER FLASSBOX S/WA     2997    1199     1798    50   0   0   0   0   0   0   0   0   0   0   0      50    1748
EX GBBF
CE0013   30/9/89  15 TERMINALS & KEYBOAR     3848    3848        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CE0014   30/9/89  15 TERMINALS & KEYBOAR     3182    3182        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CE0015   31/8/89  DEC PRINTER                 242     242        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CE0016   31/8/89  4 DATA TERMINALS            121     121        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CE0017/  17/9/89  DIGITAL PRINTER + FREI      475     475        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CE0018   31/1/90  MODEM FOR VAX               495     495        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CE0019   18/5/90  VDU & TERMINAL              435     435        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CE0026   22/3/91  B600 PRINTER & LP11 IN      705     675       30    12   0   0   0   0   0   0   0   0   0   0   0      12      19
CE0028   14/5/91  DATA PRODUCTS B300 STA      350     321       29     6   0   0   0   0   0   0   0   0   0   0   0       6      23
CE0085   21/1/94  PC & KEYBOARD 2ND USER      465     178      287     8   0   0   0   0   0   0   0   0   0   0   0       8     279
CE0086   12/1/94  OFFICE FOR WINDOWS          861     330      531    14   0   0   0   0   0   0   0   0   0   0   0      14     517
CE0087   17/1/94  MULTI USER LICENCE WIN      930     357      574    16   0   0   0   0   0   0   0   0   0   0   0      16     558
CE0088   3/2/94   COBOL COMP. LICENCE        2141     821     1321    36   0   0   0   0   0   0   0   0   0   0   0      36    1285
CE0089   1/3/94   MODEM TO REPLACE RAYLI      464     170      294     8   0   0   0   0   0   0   0   0   0   0   0       8     286
CE0090   11/3/94  IMAGE LABLE DESIGNER        295     103      192     5   0   0   0   0   0   0   0   0   0   0   0       5     187
CE0091   22/2/94  UPGRADE AUTOROUTE WIND      103      38       65     2   0   0   0   0   0   0   0   0   0   0   0       2      64
CE0092   7/4/94   HARD DISK FINANCE PC        192      64      128     3   0   0   0   0   0   0   0   0   0   0   0       3     125
CE0093   11/1/94  CALBLES FOR PC'S            242      85      157     4   0   0   0   0   0   0   0   0   0   0   0       4     153
CE0094   19/4/94  PC ETC - S EVERETT         1137     379      758    19   0   0   0   0   0   0   0   0   0   0   0      19     739
CE0095  31/12/93  SOFTWARE MODS RE BAR C     1050     368      683    18   0   0   0   0   0   0   0   0   0   0   0      18     665
CE0096   26/1/94  4 BAR CODERS               1149     402      747    19   0   0   0   0   0   0   0   0   0   0   0      19     728
CE0097   30/3/94  ADD ONS PC'S RBE/PH         666     233      433    11   0   0   0   0   0   0   0   0   0   0   0      11     422
CE0098   11/5/94  NETWORK CARDS ACCOUNTS      237      71      166     4   0   0   0   0   0   0   0   0   0   0   0       4     162
CE0099   19/4/94  PC DISCDRIVE - EVERETT        0       0        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CE0100   14/7/94  LASER PRINTER COMPUTER      600     170      430    10   0   0   0   0   0   0   0   0   0   0   0      10     420
CE0101   11/7/94  136 COLOUR PRINTER          510     145      366     9   0   0   0   0   0   0   0   0   0   0   0       9     357
CE0102   13/7/94  LASER PRINTER - MKTG       1597     452     1145    27   0   0   0   0   0   0   0   0   0   0   0      27    1118
CE0103   19/7/94  FIBRE OPTIC LINK UNIT5     3532    1001     2531    59   0   0   0   0   0   0   0   0   0   0   0      59    2472
CE0104   19/7/94  MODEM CABLES DEC            200      57      143     3   0   0   0   0   0   0   0   0   0   0   0       3     140
CE0105   15/8/94  DOT MATRIX COL PRINTER      305      81      224     5   0   0   0   0   0   0   0   0   0   0   0       5     219
CE0106   1/8/94   USER NETWORK CARDS          210      56      154     4   0   0   0   0   0   0   0   0   0   0   0       4     151
CE0107   29/7/94  PC KEYBOARD S EVERETT      1099     311      788    18   0   0   0   0   0   0   0   0   0   0   0      18     769
CE0108   16/8/94  CABLING COMM CABINET        377     101      277     6   0   0   0   0   0   0   0   0   0   0   0       6     270
CE0109   29/9/94  2 * TERMINALS & kEYBOA      568     142      426     9   0   0   0   0   0   0   0   0   0   0   0       9     416
CE0110   19/9/94  BARCODER - DISTRNTN        1890     473     1418    32   0   0   0   0   0   0   0   0   0   0   0      32    1386
CE0111   29/9/94  LASER PRINTER - FINANC      620     155      465    10   0   0   0   0   0   0   0   0   0   0   0      10     455
CE0112   6/10/94  3*DEC VT 320 TERMINALS      447     104      343     7   0   0   0   0   0   0   0   0   0   0   0       7     335
CE0113   5/10/94  USER NETWORK CARDS           80      19       61     1   0   0   0   0   0   0   0   0   0   0   0       1      60
CE0114  11/10/94  POST CODES/AREAS           1200     280      920    20   0   0   0   0   0   0   0   0   0   0   0      20     900
CE0116   6/12/94  1* 486 LYNETT               964     193      771    16   0   0   0   0   0   0   0   0   0   0   0      16     755
CE0117  17/11/94  COMPUTER CARDS UPGRADE       75      15       60     1   0   0   0   0   0   0   0   0   0   0   0       1      59
CE0118  31/12/94  1* 486 R. MERRELL          1249     250      999    21   0   0   0   0   0   0   0   0   0   0   0      21     978
CE0115  31/12/94  COMPUTER & CABLES SBF      1286     257     1029    21   0   0   0   0   0   0   0   0   0   0   0      21    1008
CE0119   16/2/95  INFOMODELER START UP P      895     149      746    15   0   0   0   0   0   0   0   0   0   0   0      15     731
CE0120   2/3/95   PEGASUS OPERA              1380     207     1173    23   0   0   0   0   0   0   0   0   0   0   0      23    1150
CE0121   20/3/95  INTEL 486DX2 66MHZ * 2     2378     357     2021    40   0   0   0   0   0   0   0   0   0   0   0      40    1982
CE0122   31/3/95  RMT ENET X.25 BROUTER      1481     222     1259    25   0   0   0   0   0   0   0   0   0   0   0      25    1234
CE0123   27/3/95  CYRIX 486 PROC/PROCESS      204      31      173     3   0   0   0   0   0   0   0   0   0   0   0       3     170
CE0124   13/6/95  SEAGATE 516OMB * 1         1083     108      975    18   0   0   0   0   0   0   0   0   0   0   0      18     957
CE0127   1/7/95   TURBO MODEMS               1055      88      967    18   0   0   0   0   0   0   0   0   0   0   0      18     949
CE0126   26/6/95  AIR CONDITIONING           2120     212     1908    35   0   0   0   0   0   0   0   0   0   0   0      35    1872
CE0129   1/9/95   25 * 486 DX2-66 PCS DI    18950     948    18003   316   0   0   0   0   0   0   0   0   0   0   0     316   17687
CE0131  23/11/95  3* BARCODERS PTC600        1203      20     1183    20   0   0   0   0   0   0   0   0   0   0   0      20    1163
CE0132  17/11/95  4* 486 DX266               2422      40     2382    40   0   0   0   0   0   0   0   0   0   0   0      40    2341
CE0133  15/12/95  2* MODEMS RE EIRE           604       0      604    10   0   0   0   0   0   0   0   0   0   0   0      10     594
CE0134  12/12/95  LINKS RE PC'S TO NETWO      206       0      206     3   0   0   0   0   0   0   0   0   0   0   0       3     202
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL 1995                                 318023  192276   125747  4761   0   0   0   0   0   0   0   0   0   0   0    4761  120986
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------




ADDITIONS 1996 - 5 YEARS W/OFF
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
CE0135   16/1/96  5*VT420 + 1*VAX 3300 E     3100                      0   0                                               0    3100
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL ADDITIONS 1996                         3100       0        0     0   0   0   0   0   0   0   0   0   0   0   0       0    3100
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------



COMPUTER EQUIPMENT - 3 YEARS W/OFF
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
CE0068   27/5/93  BAR CODER PC MODEM        17091   14723     2368   474   0   0   0   0   0   0   0   0   0   0   0     474    1894
CE0069   1/6/93   BAR CODE SOFTWARE          1000     823      177    28   0   0   0   0   0   0   0   0   0   0   0      28     150
CE0074   30/9/93  VDU FILTER SCREENS         1088     816      272    30   0   0   0   0   0   0   0   0   0   0   0      30     242
CE0082  13/12/93  DPE VAX 4200 LICENCE       2000    1332      668    56   0   0   0   0   0   0   0   0   0   0   0      56     613
CE0123   15/4/95  COBOL INTERFACE PARCEL     2800     622     2178    78   0   0   0   0   0   0   0   0   0   0   0      78    2101
CE0125   10/6/95  PARCELINE SYSTEMS           400      67      333    11   0   0   0   0   0   0   0   0   0   0   0      11     322
CE128    8/8/95   MODEMSHARE                  131      15      117     4   0   0   0   0   0   0   0   0   0   0   0       4     113
CE0130   1/11/95  INSTALLATION KEYBOARD       225       6      219     6   0   0   0   0   0   0   0   0   0   0   0       6     213
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL ASSETS 1995                           24735   18402     6333   686   0   0   0   0   0   0   0   0   0   0   0     686    5646
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------



ADDITIONS - 3 YEARS W/OFF
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL ADDITIONS 1996                            0       0        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL COMPUTER ASSETS 1996                 345858  210678   132080  5447   0   0   0   0   0   0   0   0   0   0   0    5447 129732
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------


OFFICE FURNITURE - 5 YEARS W/OFF                 COST ACCOUNT NO. 11221/2           DEPRECIATION ACCOUNT NO. 11223/4
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
F&F001   15/9/87  FRIDGE/MICROWAVE            240     240        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F002   15/9/87  OFFICE SHELVING             856     856        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F003   22/9/87  OFFICE SIGN                 580     580        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F004  21/10/87  SAFE                        203     203        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F005  21/10/87  3* DESKS                    350     350        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F006  21/10/87  SHREDDER                    266     266        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F007  21/10/87  COAT STAND                   98      98        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F009   27/6/87  COFFEE TABLE                 52      52        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F010   27/6/87  ELECTRIC TYPEWRITER         734     734        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F011  21/10/87  COAT STAND                   49      49        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F012  21/10/87  2* TYPEWRITERS              937     937        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F016   12/1/88  WORKSTATIONS                570     570        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F017   9/2/88   DATA PROTECTION SAFE        820     820        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F018   27/4/88  WORKSTATIONS                165     165        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F019   17/5/88  SHREDDER                    544     544        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F021   1/8/88   SUNDRY OFFICE SUPPLIES      104     104        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F024   3/5/89   COMPUTER WORKSTATION        195     195        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F025   17/5/88  DESKS & CHAIRS             3326    3326        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F026   1/8/88   WORK STATIONS               762     762        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F028   30/8/89  OFFICE FURNITURE            693     693        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F029   12/9/89  OFFICE FURNITURE            657     657        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F031  31/10/89  OFFICE FURNITURE           1748    1748        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F032   13/9/89  FACSIMILE MACHINE           995     995        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F033  13/11/89  SHELVING                    563     563        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F034  30/11/89  OFFICE FURNITURE           1329    1329        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F035   21/9/89  REFRIDGERATOR               102     102        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F036   8/12/89  OFFICE FURNITURE            261     261        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F037   18/1/90  OFFICE FURNITURE            192     192        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F038   28/2/90  OFFICE FURNITURE            335     335        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F039   31/3/90  OFFICE FURNITURE            246     246        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F040   28/4/90  ANSWER MACHINE               74      74        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F041   25/4/90  OFFICE FURNITURE            472     472        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F042   23/5/90  OFFICE FURNITURE            545     545        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F043   8/12/89  OFFICE FURNITURE            213     213        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F045   10/5/90  OFFICE FURNITURE             76      76        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F047   14/6/90  FILING CABINET              105     105        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F048   20/7/90  SYSTEM SOLVER               180     180        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F049   29/8/90  3*BELMONT CHAIRS            247     247        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F050   12/8/90  5* 8 INCH FANS              176     176        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F051   12/8/90  1* 12 INCH FAN               56      56        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F052   25/3/91  4* FORCE 8 HAND DRYERS      327     313       14     5   0   0   0   0   0   0   0   0   0   0   0       5       9
F&F053   6/3/91   CAPLAN D/ TOP & 2 PEDE      351     334       17     6   0   0   0   0   0   0   0   0   0   0   0       6      11
F&F054   6/3/91   2* GAS LIFT CHAIRS          114     108        6     2   0   0   0   0   0   0   0   0   0   0   0       2       4
F&F055   28/2/91  2* CAPLAN MAHOG DESKS       220     213        7     4   0   0   0   0   0   0   0   0   0   0   0       4       3
F&F056   13/3/91  1* CAPLAN MAHOG DESK        131     125        6     2   0   0   0   0   0   0   0   0   0   0   0       2       4
F&F057   2/4/91   LOUVRE WINDOW BLINDS        685     640       45    11   0   0   0   0   0   0   0   0   0   0   0      11      33
F&F058   5/4/91   LEC FRIDGE                  130     122        8     2   0   0   0   0   0   0   0   0   0   0   0       2       6
F&F059   4/4/91   DESKS & TABLES             1808    1690      118    30   0   0   0   0   0   0   0   0   0   0   0      30      88
F&F060   24/4/91  SHELVING FOR FIONAS OF      519     485       34     9   0   0   0   0   0   0   0   0   0   0   0       9      25
F&F061   17/4/91  LAINIER FAX MACHINE         950     888       62    16   0   0   0   0   0   0   0   0   0   0   0      16      46
F&F064   7/6/91   ROSEWOOD TABLE BOARDRO      865     779       85    14   0   0   0   0   0   0   0   0   0   0   0      14      71
F&F065   3/6/91   CANON DESKTOP COPIER A      426     384       42     7   0   0   0   0   0   0   0   0   0   0   0       7      35
F&F066   1/6/91   11 *FIRE EXT. UNIT 12       711     653       58    12   0   0   0   0   0   0   0   0   0   0   0      12      47
F&F067   21/6/91  S/H CANON AP300 T/WRIT       95      86        9     2   0   0   0   0   0   0   0   0   0   0   0       2       8
F7F068   26/6/91  SINGLE DESK COMPUTER         85      77        8     1   0   0   0   0   0   0   0   0   0   0   0       1       7
F&F069   19/6/91  ROSEWOOD CABINET & COA      279     252       27     5   0   0   0   0   0   0   0   0   0   0   0       5      23
F&F070   9/7/91   DESK /BOOKCASE/CHAIR-F      420     371       49     7   0   0   0   0   0   0   0   0   0   0   0       7      42
F&F071   16/7/91  10 ROSEWOOD CHAIRS B/R      750     663       87    13   0   0   0   0   0   0   0   0   0   0   0      13      74
F&F072   25/6/91  2 VDU ADJUSTABLE ARMS       377     340       37     6   0   0   0   0   0   0   0   0   0   0   0       6      31
F&F073   8/7/91   MOBILE CABINET +2 VDU       612     541       71    10   0   0   0   0   0   0   0   0   0   0   0      10      61
F&F075   17/3/92  2250 FAX MACHINE            850     638      212    14   0   0   0   0   0   0   0   0   0   0   0      14     198
F&F076   1/11/92  EIRE TELEPHONE SYSTEM      1300     787      513    22   0   0   0   0   0   0   0   0   0   0   0      22     492
F&F079   15/5/93  PANASONIC UF311 FAX        1150     584      566    19   0   0   0   0   0   0   0   0   0   0   0      19     547
F&F083   2/11/93  FRANKING MACHINE          13000    5421     7579   217   0   0   0   0   0   0   0   0   0   0   0     217    7363
F&F084   2/11/93  ELECTRIC POSTAL SCALE       990     429      561    17   0   0   0   0   0   0   0   0   0   0   0      17     545
F&F085   1/12/93  CARPETING UNIT 5            375     150      225     6   0   0   0   0   0   0   0   0   0   0   0       6     219
F&F078   16/4/93  13 BAYS USED SHELVING      1000     520      480    17   0   0   0   0   0   0   0   0   0   0   0      17     463
F&F080   1/6/93   BISTECH TELEPHONE EXCH    23193   11616    11577   387   0   0   0   0   0   0   0   0   0   0   0     387   11191
F&F082   4/11/93  DESKS & CHAIRS EX GELS      280     117      163     5   0   0   0   0   0   0   0   0   0   0   0       5     159
GBBF                                                                           0
F&F023   1/10/88  PALLET RACKING             2850    2850        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
F&F087   22/3/94  HEADSET RECEPTN TELEPH      200      70      130     3   0   0   0   0   0   0   0   0   0   0   0       3     127
F&F086   5/1/94   LETTER FOLDING MACHINE     1350     518      833    23   0   0   0   0   0   0   0   0   0   0   0      23     810
F&F088  27/10/94  ADD TELEPHONE SYSTEM        675     158      518    11   0   0   0   0   0   0   0   0   0   0   0      11     506
F&F089   23/2/95  12 WORKSATIONS - TELES     4427     738     3689    74   0   0   0   0   0   0   0   0   0   0   0      74    3615
F&F090   27/2/95  3 * SCREENS+1 PHONE TA      135      23      113     2   0   0   0   0   0   0   0   0   0   0   0       2     110
F&F091   23/2/95  3* DESKS & RETURNS          610     102      508    10   0   0   0   0   0   0   0   0   0   0   0      10     498
F&F092   14/6/95  CANON FACSIMILE PJH         595      60      536    10   0   0   0   0   0   0   0   0   0   0   0      10     526
F&F093   1/9/95   UPGRADE  BISTECH TELEP    19457     973    18484   324   0   0   0   0   0   0   0   0   0   0   0     324   18160
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL 1995                                 102410   54931    47479  1324   0   0   0   0   0   0   0   0   0   0   0    1324   46155
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------


ADDITIONS 1996 - 5 YEARS W/OFF
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL ADDITIONS 1996                            0       0        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------




OFFICE FURNITURE - 10 YEARS W/OFF
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
F&F046   3/5/90   STOREACALL SYSTEM          6020    3365     2655    50   0       0   0   0   0   0   0   0   0   0      50    2605
F&F063   16/5/91  1*TBS CUPBOARD COFFEE       168      78       90     1   0       0   0   0   0   0   0   0   0   0       1      89
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL ASSETS 1995                            6188    3443     2745    52   0   0   0   0   0   0   0   0   0   0   0      52    2694
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------


OFFICE FURNITURE - 1 YEAR W/OFF
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
F&F022   1/8/88   FRANKING MACHINE            530     530        0     0   0       0   0   0   0   0   0   0   0   0       0       0
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL ASSETS 1995                             530     530        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------



OFFICE FURNITURE - 7 YEARS W/OFF
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
F&F013   26/1/88  OFFICE PARTITION SALES      490     490        0                                                         0       0
F&F014   21/1/88  WALL COVERING               270     270        0                                                         0       0
F&F015   15/1/88  WAREHOUSE LIGHTS            989     989        0     0   0       0   0   0   0   0   0   0   0   0       0       0
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL ASSETS 1995                            1749    1749        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL OFFICE FURNITURE ASSETS 1996         110877   60653    50224  1376   0   0   0   0   0   0   0   0   0   0   0    1376   48849
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------





WAREHOUSE EQUIPMENT - 7 YEARS W/OFF              COST ACCOUNT NO. 11231/2           DEPRECIATION ACCOUNT NO. 11233/4
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
WE0001  11/10/91  1*12FT * 8FT OFFICE UN     1606     957      649    19   0   0   0   0   0   0   0   0   0   0   0      19     630
WE0002   1/10/91  LITTLE DAVID CASE SEAL     2875    1644     1231    34   0   0   0   0   0   0   0   0   0   0   0      34    1197
WE0003   28/8/91  2 * WAREHOUSE STEPS 2      1086     675      411    13   0   0   0   0   0   0   0   0   0   0   0      13     398
WE0004  28/12/91  DEXION SHELVING FOR R.      568     325      243     7   0   0   0   0   0   0   0   0   0   0   0       7     237
WE0005   23/6/92  FORK LIFT                  1924     963      961    23   0   0   0   0   0   0   0   0   0   0   0      23     938
WE0006   22/6/92  FORK WORKING PLATFORM       583     294      289     7   0   0   0   0   0   0   0   0   0   0   0       7     282
WE0007   1/8/92   RACKING & SHELVING         2631    1285     1346    31   0   0   0   0   0   0   0   0   0   0   0      31    1315
WE0009   29/7/93  BOLTFREE SHELVING           500     173      327     6   0   0   0   0   0   0   0   0   0   0   0       6     321
WE0010  17/11/93  GUIDE RAIL FOR CONVEYO      500     149      351     6   0   0   0   0   0   0   0   0   0   0   0       6     345
WE0013  11/10/93  2 * PALLET TRUCKS           380     118      262     5   0   0   0   0   0   0   0   0   0   0   0       5     258
GBBF
WE0001   8/9/87   RACKING                    1131    1131        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
WE0002  20/10/87  SHELVING                     95      95        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
WE0003  21/10/87  FORKLIFT TRUCK             6704    6704        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
WE0005  31/12/87  SHELVING                    439     439        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
WE0006  26/10/87  PALLET TRUCK                288     288        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
WE0007   22/2/88  SHELVING                   5350    5350        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
WE0008   17/8/89  ELECTRONIC SCALES           625     566       59     7   0   0   0   0   0   0   0   0   0   0   0       7      52
WE0009   23/8/89  WAREHOUSE SHELVING         7500    6790      710    89   0   0   0   0   0   0   0   0   0   0   0      89     621
WE0010   29/9/89  RAISED STORAGE PLATFOR     7059    6307      752    84   0   0   0   0   0   0   0   0   0   0   0      84     668
WE0011   30/9/89  MEZZANINE FLOOR             687     614       73     8   0   0   0   0   0   0   0   0   0   0   0       8      65
WE0012  26/10/89  FORKLIFT TRUCK            16764   14776     1988   200   0   0   0   0   0   0   0   0   0   0   0     200    1789
WE0013  27/10/89  BALANCED TROLLEY            181     160       21     2   0   0   0   0   0   0   0   0   0   0   0       2      19
WE0014   2/10/89  SHELVING                   1383    1219      164    16   0   0   0   0   0   0   0   0   0   0   0      16     148
WE0015   24/8/89  HAND PALLET TRUCK           235     213       22     3   0   0   0   0   0   0   0   0   0   0   0       3      19
WE0016   16/9/89  WAREHOUSE LIGHTS            782     698       83     9   0   0   0   0   0   0   0   0   0   0   0       9      74
WE0017   1/1/90   SHELVING                    645     553       92     8   0   0   0   0   0   0   0   0   0   0   0       8      84
WE0018   1/12/89  PRICING GUNS                220     189       31     3   0   0   0   0   0   0   0   0   0   0   0       3      29
WE0019   9/1/90   SHELVING                    241     204       37     3   0   0   0   0   0   0   0   0   0   0   0       3      34
WE0020   11/4/90  CLADDING FOR RACKING        168     136       32     2   0   0   0   0   0   0   0   0   0   0   0       2      30
WE0021   18/6/90  10* TRESSEL TABLES          390     307       83     5   0   0   0   0   0   0   0   0   0   0   0       5      79
WE0022   26/6/90  PALLET RACKING               70      55       15     1   0   0   0   0   0   0   0   0   0   0   0       1      14
WE0023   27/6/90  24* PRICING GUNS           1311    1031      280    16   0   0   0   0   0   0   0   0   0   0   0      16     264
WE0024   20/7/90  SHRINK WRAP SYSTEM          335     259       76     4   0   0   0   0   0   0   0   0   0   0   0       4      72
WE0025   28/2/91  LINK RACKING RE W/HOUS    20000   13831     6169   238   0   0   0   0   0   0   0   0   0   0   0     238    5931
WE0026   1/4/91   LANSING ELECTRIC TRUCK    15572   10476     5096   185   0   0   0   0   0   0   0   0   0   0   0     185    4911
WE0027   15/4/91  DEXION UNITS RE LIBRAR      904     604      300    11   0   0   0   0   0   0   0   0   0   0   0      11     290
WE0028   30/4/91  IMPEX RACKING RE UNIT      6107    4078     2029    73   0   0   0   0   0   0   0   0   0   0   0      73    1957
WE0021   22/7/94  PALLETT RACKING 5&6       25700    5201    20499   306   0   0   0   0   0   0   0   0   0   0   0     306   20193
WE0022   1/8/94   DEXION BEAMS HANDRAIL      1622     328     1293    19   0   0   0   0   0   0   0   0   0   0   0      19    1274
WE0023  17/10/94  SECOND HAND GAS HEATER      500      83      417     6   0   0   0   0   0   0   0   0   0   0   0       6     411
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
   1995                                    135661   89267    46395  1448   0   0   0   0   0   0   0   0   0   0   0    1448   44946
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------




ADDITIONS 1996 - 7 YEARS W/OFF
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL ADDITIONS 1996                            0       0        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------





WAREHOUSE - 5 YEARS W/OFF
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
WE0011  11/11/93  CONVEYOR SYSTEM UNIT 5     3661    1464     2196    61   0   0   0   0   0   0   0   0   0   0   0      61    2135
WE0014  23/12/93  SHELVING ORDER ASS.        1750     700     1050    29   0   0   0   0   0   0   0   0   0   0   0      29    1021
WE0015  28/12/93  SHELVING & RACKING UNI     3366    1347     2020    56   0   0   0   0   0   0   0   0   0   0   0      56    1964
WE0012   1/5/94   FORK LIFT TRUCK NARROW    16612    5537    11074   277   0   0   0   0   0   0   0   0   0   0   0     277   10798
WE0016   12/1/94  CONVEYOR UNIT 12           4187    1605     2582    70   0   0   0   0   0   0   0   0   0   0   0      70    2512
WE0017   12/1/94  SHELVING BAYS 18 MOBLE     5632    2159     3473    94   0   0   0   0   0   0   0   0   0   0   0      94    3379
WE0018   12/1/94  STRIP CURTAIN UNIT 5        850     326      524    14   0   0   0   0   0   0   0   0   0   0   0      14     510
WE0019   31/1/94  COVER BOARDS CONVEYOR       240      88      152     4   0   0   0   0   0   0   0   0   0   0   0       4     148
WE0020   6/5/94   100 PALLETS SIZE 1200*      300      95      205     5   0   0   0   0   0   0   0   0   0   0   0       5     200
WE0015A 11/11/93  SHELVING & RACKING UNI     1000     383      617    17   0   0   0   0   0   0   0   0   0   0   0      17     600
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL ASSETS 1995                           37598   13704    23893   627   0   0   0   0   0   0   0   0   0   0   0     627   23267
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------




ADDITIONS 1996 - 5 YEARS W/OFF
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL ADDITIONS 1996                            0       0        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL WAREHOUSE ASSETS 1996                173259  102971    70288   2075  0   0   0   0   0   0   0   0   0   0   0    2075   68213
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------






CASES - 7 YEARS W/OFF                            COST ACCOUNT NO. 11241/2           DEPRECIATION ACCOUNT NO. 11243/4
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
CA0001/  13/9/91  199 CASES EX PAR INDUS    60474   35630    24844   720   0   0   0   0   0   0   0   0   0   0   0     720   24124
CA0002  30/10/91  90 DISPLAY CASES EX SB    21531   12825     8705   256   0   0   0   0   0   0   0   0   0   0   0     256    8449
CA0008   1/10/92  BOOK STANDS 150            2235    1038     1197    27   0   0   0   0   0   0   0   0   0   0   0      27    1170
CA0003  30/11/91  70 DISPLAY CASES EX SB    16938    9891     7047   202   0   0   0   0   0   0   0   0   0   0   0     202    6845
GBBF
CA0001   27/8/87  288 CASES                 59164   59164        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CA0002  15/12/87  288 CASES                 39536   39536        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CA0003   17/5/88  FREIGHT ON 198 CASES       9330    9330        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CA0004   1/9/88   308 CASES                 78812   78812        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CA0005   1/9/88   FREIGHT ON 308 CASES      21031   21031        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CA0006   1/8/88   268 CASES                 49486   49486        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CA0007   1/8/88   198 CASES                 36561   36561        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CA0008   1/11/88  FREIGHT ON CASES COLUM     3244    3244        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CA0010   1/12/88  90 CASES WITH SUPPLIES    23808   23808        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
CA0011   1/4/89   300 CASES                 95114   91795     3319  1132   0   0   0   0   0   0   0   0   0   0   0    1132    2187
CA0012   30/9/89  369 CASES PLUS FREIGHT   109956   98281    11675  1309   0   0   0   0   0   0   0   0   0   0   0    1309   10366
CA0014  31/10/89  36 CASES PLUS FREIGHT     10602    9344     1258   126   0   0   0   0   0   0   0   0   0   0   0     126    1131
CA0015  31/12/89  180 CASES                 54636   46852     7785   650   0   0   0   0   0   0   0   0   0   0   0     650    7134
CA0016   31/1/90  45 CASES                  12488   10557     1931   149   0   0   0   0   0   0   0   0   0   0   0     149    1782
CA0017   30/5/90  28 CASES PLUS FREIGHT      8528    6809     1719   102   0   0   0   0   0   0   0   0   0   0   0     102    1618
CA0018   1/10/89  FREIGHT COSTS RE CA12/     1240    1108      132    15   0   0   0   0   0   0   0   0   0   0   0      15     117
CA0019   11/7/90  60 CASES PLUS FREIGHT     17640   13663     3977   210   0   0   0   0   0   0   0   0   0   0   0     210    3767
CA0020   19/9/90  143 BOOK MARK STANDS       1283     963      320    15   0   0   0   0   0   0   0   0   0   0   0      15     305
CA0021   28/9/90  41 CASES RE PAR IND.      11637    8736     2902   139   0   0   0   0   0   0   0   0   0   0   0     139    2763
CA0022   31/8/90  CLEARANCE RE 62 USA CA      285     217       68     3   0   0   0   0   0   0   0   0   0   0   0       3      64
CA0023  12/10/90  90 DISPLAY CASES USA      20902   15437     5465   249   0   0   0   0   0   0   0   0   0   0   0     249    5216
CA0024   6/9/90   16 CASES USA               3742    2809      933    45   0   0   0   0   0   0   0   0   0   0   0      45     888
CA0025  31/10/90  221 CASES EX PAR IND      62729   45615    17113   747   0   0   0   0   0   0   0   0   0   0   0     747   16366
CA0026   30/9/90  FREIGHT RE 90 CASES        2919    2191      728    35   0   0   0   0   0   0   0   0   0   0   0      35     693
CA0027  31/10/90  70 DISPLAY CASES EX SB    15668   11571     4096   187   0   0   0   0   0   0   0   0   0   0   0     187    3910
CA0028  31/10/90  FREIGHT RE 70 CASES US     3244    2396      848    39   0   0   0   0   0   0   0   0   0   0   0      39     809
CA0029  30/10/90  33 CASES EX PAR IND        9367    6918     2449   112   0   0   0   0   0   0   0   0   0   0   0     112    2337
CA0030  14/12/90  5 CASES EX PAR IND         1419    1014      405    17   0   0   0   0   0   0   0   0   0   0   0      17     388
CA0031   31/1/91  16 CASES EX SBF INC        3866    2716     1150    46   0   0   0   0   0   0   0   0   0   0   0      46    1104
CA0032   10/6/91  40 CASES EX SBF INC       12021    7740     4282   143   0   0   0   0   0   0   0   0   0   0   0     143    4139
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
   1995                                    881435  767089   114346  6672   0   0   0   0   0   0   0   0   0   0   0    6672  107674
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------





CASES - 4 YEARS W/OFF
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
CA0009   13/8/93  150 CASES EX SBF          43596   23619    19976   908   0   0   0   0   0   0   0   0   0   0   0     908   19068
CA0010  27/10/93  250 DISPLAY STANDS         3995    2164     1831    83   0   0   0   0   0   0   0   0   0   0   0      83    1747
CA0007   1/10/92  294 CASES PLUS FREIGHT    64836   52712    12123  1351   0   0   0   0   0   0   0   0   0   0   0    1351   10773
CA0011   19/8/94  500 BOOK MARK STANDS W    10385    3462     6923   216   0   0   0   0   0   0   0   0   0   0   0     216    6707
CA0012   19/9/94  2000 DOUBLE LEVEL BK S    31800    9938    21863   663   0   0   0   0   0   0   0   0   0   0   0     663   21200
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL ASSETS 1995                          154612   91895    62716  3221   0   0   0   0   0   0   0   0   0   0   0    3221   59495
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------



CASES - 3 YEARS W/OFF
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
CA0013   31/3/95  PVC STRIPS/LINERS         24400    6094    18306   677   0   0   0   0   0   0   0   0   0   0   0     677   17629
CA0014   27/4/95  1470 STATIONERY HOLDER     6321    1403     4918   175   0   0   0   0   0   0   0   0   0   0   0     175    4742
CA0015   2/10/95  3000 PVC STRIPS/LINERS     3660     203     3457   102   0   0   0   0   0   0   0   0   0   0   0     102    3355
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL ASSETS 1995                           34381    7700    26681   954   0   0   0   0   0   0   0   0   0   0   0     954   25727
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------




CASES - 1 YEAR W/OFF
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
CA0008   22/1/93  FOLDING STEEL CABINET      1054    1054        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL ASSETS 1995                            1054    1054        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL CASE ASSETS 1996                    1071481  867739   203743 10847   0   0   0   0   0   0   0   0   0   0   0   10847  192896
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------




MOTOR VEHICLES - 4 YEARS W/OFF                   COST ACCOUNT NO. 11251/2           DEPRECIATION ACCOUNT NO. 11253/4
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
MV0009   25/2/91  PEUGEOT 205 GR H732 LJ     8380    8380        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
MV0010   14/5/91  CITREON GT 1.4 H385 MJ     8428    8428        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
MV0014   9/12/93  ASTRA E566 LJT POOL        4724    2362     2362    98   0   0   0   0   0   0   0   0   0   0   0      98    2263
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
   1995                                     21532   19170     2362    98   0   0   0   0   0   0   0   0   0   0   0      98    2263
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------




MOTOR VEHICLES - 3 YEARS W/OFF
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
MV0015   1/10/94  HONDA PRELUDE J144 HPO     6250    2602     3648   173   0   0   0   0   0   0   0   0   0   0   0     173    3474
MV0016   22/3/95  RADIO /CD P HODSON          658     164      493    18   0   0   0   0   0   0   0   0   0   0   0      18     475
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
   1995                                      6908    2766     4141   192   0   0   0   0   0   0   0   0   0   0   0     192    3950
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------




ADDITIONS 1996 - 3 YEARS W/OFF
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL ADDITIONS 1996                            0       0        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL MOTOR VEHICLES ASSETS 1996            28439   21936     6503   290   0   0   0   0   0   0   0   0   0   0   0     290    6213
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------





TRAILERS - 7 YEARS W/OFF                         COST ACCOUNT NO. 11261/2           DEPRECIATION ACCOUNT NO. 11263/4
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TR0001  30/11/91  2 * TRAILERS EX SBF IN     7449    4350     3099    89   0   0   0   0   0   0   0   0   0   0   0      89    3011
TR0002   1/10/92  TRAILER & RAMP             4547    2112     2435    54   0   0   0   0   0   0   0   0   0   0   0      54    2381
TR0004   30/9/93  TRAILER CONVERSION         2446     787     1659    29   0   0   0   0   0   0   0   0   0   0   0      29    1630
TR0005  20/10/93  TRAILER RAMPS * 3           836     259      577    10   0   0   0   0   0   0   0   0   0   0   0      10     567
GBBF
TR0001   27/8/87  5 * TRAILERS               9557    9557        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
TR0002  15/10/87  TRAILER CONVERSION         1907    1907        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
TR0003  15/12/87  5* TRAILERS                9571    9571        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
TR0004   17/5/88  FREIGHT RE 5 TRAILERS      2290    2290        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
TR0005   1/11/88  CONVERSION RE 3 TRAILE     2575    2575        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
TR0006   1/9/88   5 * TRAILERS PLUS FREI    10609   10609        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
TR0007   1/10/88  RAMPS                      1008    1008        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
TR0008   1/4/89   RAMPS                      1200    1158       42    14   0   0   0   0   0   0   0   0   0   0   0      14      28
TR0009   30/5/90  2* TRAILERS & RAMPS        6133    4897     1236    73   0   0   0   0   0   0   0   0   0   0   0      73    1163
TR0011   12/9/90  1* TRAILER & RAMP          2963    2188      775    35   0   0   0   0   0   0   0   0   0   0   0      35     740
TR0012   6/9/90   1* TRAILER & RAMP          2984    2240      744    36   0   0   0   0   0   0   0   0   0   0   0      36     708
TR0013  30/10/90  1* TRAILER & RAMP EX S     2856    2109      747    34   0   0   0   0   0   0   0   0   0   0   0      34     713
TR0014   12/9/90  FREIGHT RE TRAILER & R      552     408      144     7   0   0   0   0   0   0   0   0   0   0   0       7     138
TR0015   31/1/91  1* TRAILER & RAMP          3008    2113      895    36   0   0   0   0   0   0   0   0   0   0   0      36     859
TR0016   28/2/91  1* TRAILER & RAMP EX S     3083    2132      951    37   0   0   0   0   0   0   0   0   0   0   0      37     914
TR0007   25/1/94  TRAILER MODS NEW SPEC       194      53      141     2   0   0   0   0   0   0   0   0   0   0   0       2     138
TR0006   19/1/94  TRAILER MODS NEW SPEC       500     137      363     6   0   0   0   0   0   0   0   0   0   0   0       6     357
TR0007   30/4/94  TRAILER MODS NEW SPEC       369      88      281     4   0   0   0   0   0   0   0   0   0   0   0       4     277
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
   1995                                     76636   62548    14089   466   0   0   0   0   0   0   0   0   0   0   0     466   13623
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------





ADDITIONS 1996 - 7 YEARS W/OFF
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL ADDITIONS 1996                            0       0        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL TRAILOR ASSETS 1996                   76636   62548    14089   466   0   0   0   0   0   0   0   0   0   0   0     466   13623
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------






LEASEHOLD IMPROVEMENTS - 5 YEARS                 COST ACCOUNT NO. 11271/2           DEPRECIATION ACCOUNT NO. 11273/4
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
        31/12/93  TOTAL IMPROVMENTS TO 1   138748  131210     7538  2386   0   0   0   0   0   0   0   0   0   0   0    2386    5152
         1/1/94   PARTIONING & SUB MAIN      1099     440      659    18   0   0   0   0   0   0   0   0   0   0   0      18     641
         1/1/94   SPACE AUDIT                5500    2200     3300    92   0   0   0   0   0   0   0   0   0   0   0      92    3208
         1/2/94   ALTERATION UNIT 5,6&12     1153     442      711    19   0   0   0   0   0   0   0   0   0   0   0      19     692
         1/4/94   PARTIONING & SUB MAIN       248      87      161     4   0   0   0   0   0   0   0   0   0   0   0       4     157
         19/2/95  SALES OFFICE RE-FIT        1277     213     1064    21   0   0   0   0   0   0   0   0   0   0   0      21    1043
         28/2/95  SOLAR FILM WINDOWS          995     166      829    17   0   0   0   0   0   0   0   0   0   0   0      17     813
         23/5/95  FIRE STOPPING               970     113      857    16   0   0   0   0   0   0   0   0   0   0   0      16     841
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
   1995                                    149989  134870    15119  2573   0   0   0   0   0   0   0   0   0   0   0    2573   12546
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------




ADDITIONS 1996
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL ADDITIONS 1996                            0       0        0     0   0   0   0   0   0   0   0   0   0   0   0       0       0
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL LEASEHOLD IMROVEMENTS 1996           149989  134870    15119  2573   0   0   0   0   0   0   0   0   0   0   0    2573   12546
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------





TOTAL ASSETS                                     COST ACCOUNT NO. 11200
                                                  DEPRCN      WDV                                                       1996    1996
REF NO    DATE    DESCRIPTION                COST  31/12/95 31/12/95 JAN FEB MAR APR MAY JNE JLY AUG SEP OCT NOV DEC   TOTAL     WDV
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
  11210           COMPUTER                 345858  210678   135180  5447   0   0   0   0   0   0   0   0   0   0   0    5447  129732
  11220           OFFICE FURNITURE         110877   60653    50224  1376   0   0   0   0   0   0   0   0   0   0   0    1376   48849
  11230           WAREHOUSE EQUIPMENT      173259  102971    70288  2075   0   0   0   0   0   0   0   0   0   0   0    2075   68213
  11240           CASES                   1071481  867739   203743 10847   0   0   0   0   0   0   0   0   0   0   0   10847  192896
  11250           MOTOR VEHICLES            28439   21936     6503   290   0   0   0   0   0   0   0   0   0   0   0     290    6213
  11260           TRAILORS                  76636   62548    14089   466   0   0   0   0   0   0   0   0   0   0   0     466   13623
  11270           LEASEHOLD IMPROVEMENTS   149989  134870    15119  2573   0   0   0   0   0   0   0   0   0   0   0    2573   12546
- ------   ------   -----------------------   -----  -------- -------- --- --- --- --- --- --- --- --- --- --- --- --- ------- -------
TOTAL ASSETS 1996                         1956541 1461395   495146 23074   0   0   0   0   0   0   0   0   0   0   0   23074  472072

SCHEDULE 5(J)(i)
                           SCHOOL BOOK FAIRS LIMITED
                    MATERIAL CONTRACT AND MATERIAL CONTRACTS

FOR THE PURPOSE OF THIS SCHEDULE; CONTRACT, AGREEMENTS, ARRANGEMENTS, COMMITMENTS AND UNDERSTANDINGS HAVE TO BE WORTH IN EXCESS OF 5,000 POUNDS STERLING PER ANNUM

i) Any leases, permits, franchises, insurance policies and other agreements covering or relating to the personal property or real property (including Christchurch property)

ACTIVITY                           COMPANY                  DOCUMENTATION
- -------------------------------    ----------------         -------------
UNIT 5, AIRSPEED ROAD              SCHRODERS                     LEASE
UNIT 5, AIRSPEED ROAD              SCHRODERS                     LEASE
UNIT 12, AIRSPEED ROAD             SCHRODERS                     LEASE
SERVICE CHARGE FOR                 SCHRODERS             PART OF LEASE
UNITS 5,6 & 12 AIRSPEED ROAD
CANON No 4050 COPIER               SCHRODER LEASING              LEASE
CANON No 6030 COPIER               LLOYDS BOWMAKER               LEASE
MERCEDES C 2.0 M337 LJT CAR        LOMBARD CONTRACT              LEASE
TOYOTA E 1.6 CU N696 TRD CAR       LOMBARD CONTRACT              LEASE
MERCEDES C 220 D M479 LRU CAR      LOMBARD CONTRACT              LEASE
ROVER 216 1.6 N321 RLJ CAR         AUTOMOTIVE LEASING            LEASE
NISSAN PATROL K824 TJT             LEX VEHICLE LEASING           LEASE
TOSHIBA TELEPHONE SYSTEM           MERCURY                       LEASE
UPGRADE
TOSHIBA TELEPHONE SYSTEM           BISTECH                       LEASE
PC's 25 X 486DX2(DISTRIBUTORS)     TOWER LEASING                 LEASE
SECAP ALPHA FRANKING MACHINE       OAKDALE                       LEASE
LANSING FORKLIFT TRUCK             LOMBARD NCP                   LEASE
NARROW ISLE
LANSING FORKLIFT TRUCK             LANSING LINDE                 LEASE
CLEANING CONTRACT                  OFFICE CLEANING SERVICE   AGREEMENT
RUBBISH DISPOSAL                   CLEANSING SERVICE         AGREEMENT
PERSONAL HYGIENE CONTRACT          SANICARE                  AGREEMENT
TELECOMMUNICATION                  BRITISH TELECOM/MERCURY   AGREEMENT
BURGLAR ALARM SYSTEM FOR           MEGGITT MARSH             AGREEMENT
UNITS 5,6 AND 12
INSURANCE COMBINED COVER           BOWRING, MARSH &          ANNUAL POLICY
                                   McLENNAN LTD(BROKERS)
" -COMBINED ENGINEERING-            "           "
   PLANT                                                     ANNUAL POLICY
   COMPUTER                                                  ANNUAL POLICY
" -MOTOR                            "           "            ANNUAL POLICY
SOFTWARE LICENSE FOR               COMPUTER ASSOCIATES       LICENCE AGREEMT
ACCOUNT/INVENTORY/INVOICE
SYSTEM
TOMINY SOFTWARE                    SCHOOL BOOK FAIRS INC     UNDERTAKING
IRISH PROPERTY LEASED BY           SCHOOL BOOK FAIRS LTD     GUARNTE&COUNTER
CENTRAL TECHNOLOGY                                           GUARANTEE


PH/SMS
01/03/96

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

     g)   Commission arrangement for Tele-sales staff

     h)   Bonus arrangement for Tele-sales Staff

     i)   Bonus arrangement for Sales Manager - Tele-sales

     j)   Death in Service Benefit for all Staff

     k)   Pension arrangements


Schedule 5(J)(ii)(e)

PH/SMS

17 February 1995



Mr. Art McMillen
2 Meadow Dale
Cloncilla
DUBLIN 15
Eire

Dear Art

May I confirm the offer made on the 9 February 1995 for you to become General Manager of the Irish Branch of School Book Fairs Ltd. This role takes on responsibility for the whole Irish operation with you reporting direct to me. You will be responsible for the management of the distributors with help and assistance of Laurence Pine at Christchurch, for the 2 telesales staff with the help and assistance of Carol Hanslip and for Jan and Mary with the help and assistance of Linda Edis - Customer Management - and Geoff Bevis as his role as Director of Finance.

In the light of this appointment we will pay you the sum of 25,000 pounds sterling per annum but as you are unable to join the PAYE Scheme could I ask you to invoice us for the 1/12th of this sum on a monthly basis. With your appointment we will stop paying the 2.1/2% over-ride that you previously received for the Irish operation.

I feel we had a very good meeting and I would hope you recognise the need that we actually sort out our operation in Ireland as quickly as possible and that I need your 100% involvement in this operation. You accepted that you would get staff to organise Central Technology as soon as possible so that you can put all your efforts into School Book Fairs. The School Book Fairs operation needs someone to care and cherish it every day of the year if we are to achieve the turnover and profitability that we would expect from our investment in Ireland. I would suggest that we should review the whole business on a termly basis with either me coming to you or you coming to the UK and we should take a total review of our operation a year from today.

May I welcome you aboard School Book Fairs and if you have any queries or questions perhaps you could give me a ring.

Yours sincerely

/s/ Philip Hodson

PHILIP HODSON
MANAGING DIRECTOR



SCHEDULE 5 (J) (ii) (f)

                                        EMPLOYMENT COSTS 1996

EIRE STAFF
                      CURRENT   NEW    JAN   FEB   MAR   APR   MAY   JUN   JUL   AUG   SEP   OCT   NOV   DEC   YEAR
Salary                                   4     4     5     4     5     4     4     5     4     4     5     4     52
- --------------------- ------   -----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  -----
McMillenA   Gen Magr   25000   25000  2083  2083  2083  2083  2083  2083  2083  2083  2083  2083  2083  2083  25000
Davey   J   Cus Serv    7520    7520   640   640   800   640   800   640   640         640   640   800   640   7520
McMann  O   Telesale    5400    5400   450   450   750   600   600   600               450   450   750   300   5400
Elaine      Telesale    5400    5400   450   450   750   600   600   600               450   450   750   300   5400
McMillenA   Clerk/Se    5760    5760   540   540   900         720   720                     720   900   720   5760
- --------------------- ------   -----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  -----
                       49080   49080  4163  4163  5283  3923  4803  4643  2723  2083  3623  4343  5283  4043  49080
                      ------   -----
             Increase   0.00%
National Insurance         9.77%       204   204   317   166   268   253    58     0   139   226   317   199   2352
                                      ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  -----
Total Employment Costs                4367  4367  5600  4089  5071  4896  2781  2083  3762  4569  5600  4242  51432
                                      ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  -----


Davey   J       Cus Serv        47 weeks*40hours per week at 4.00/hour
McMann  O       Telesales       38 weeks*30hours per week at 5.00/hour
Elaine          Telesales       36 weeks*30hours per week at 5.00/hour
McMillenA       Clerk/Sec       32 weeks*30hours per week at4.50/hour


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


Schedule 5  (J)(x)(a)

              AUTUMN  FAIRS
              ORDERS RAISED                 as at 01/04/96

                                                                                                QTY     DELV   SPEND
ISBN          TITLE                         AUTHOR         PUBLISHER COA    RETAIL  COST CASE   ORD      AUG     AUG     ORDER REF
- ----------    ----------------------------  -------------- --------- ------- ----  ----- ---- -----    -----  ------     ---------
0146003144    CLASSIC GHOST STORIES         VARIOUS        PENGUIN   CLASSIC 0.60   0.18   B   6000      6000    1080    B/2764/05
0146003152    CLOCKWORK MOUSE, THE          KING-SMITH, DICPENGUIN   CLASSIC 0.60   0.18   Y   5000      5000     900    B/2764/05
0146003136    DEAD MAN'S LANE               AIKEN, JOAN    PENGUIN   CLASSIC 0.60   0.18   B   6000      6000    1080    B/2764/05
0146003217    DRAGON ON THE ROOF, THE       JONES, TERRY   PENGUIN   CLASSIC 0.60   0.18   G   4000      4000     720    B/2764/05
0146003268    GREAT MOUSE PLOT AND OTHER TALDAHL, ROALD    PENGUIN   CLASSIC 0.60   0.18   G  12000     12000    2160    B/2764/05
0146003225    GREAT TIME WARP ADVENTURE, THESCIESZKA, JON  PENGUIN   CLASSIC 0.60   0.18   G   2000      2000     360    B/2764/05
0146003276    HOOLIGAN'S SHAMPOO, THE       RIDLEY, PHILIP PENGUIN   CLASSIC 0.60   0.18   Y   2000      2000     360    B/2764/05
014600325X    KEEP IT IN THE FAMILY         FINE, ANNE     PENGUIN   CLASSIC 0.60   0.18   B   4000      4000     720    B/2764/05
0146003411    KING ARTHUR'S COURT           GREEN, ROGER LAPENGUIN   CLASSIC 0.60   0.18   B   4000      4000     720    B/2764/05
0146003357    LOST DOG AND OTHER STORIES    LIVELY, PENELOPPENGUIN   CLASSIC 0.60   0.18   Y   4000      4000     720    B/2764/05
0146003233    MIDNIGHT STORY, THE           MAHY, MARGARET PENGUIN   CLASSIC 0.60   0.18   G   2000      2000     360    B/2764/05
0146003284    NIGHT TRAIN, THE              AHLBERG, ALLAN PENGUIN   CLASSIC 0.60   0.18   Y   4000      4000     720    B/2764/05
1865053369    PUT SOMETHING BEASTLY IN YOUR                TUCKER SLINOVELTY 2.99   0.85   G   3750      3750    3188    B/2762/04
1865053377    PUT SOMETHING BEASTLY IN YOUR                TUCKER SLINOVELTY 2.99   0.85   G   3750      3750    3188    B/2762/04
0146003349    SHERLOCK HOLMES AND THE SPECKLDOYLE, SIR ARTHPENGUIN   CLASSIC 0.60   0.18   B   4000      4000     720    B/2764/05
0146003179    SMACKING MY LIPS              ROSEN, MICHAEL PENGUIN   CLASSIC 0.60   0.18   G   4000      4000     720    B/2764/05
0148003195    THREE QUIRKY TAILS            JENNINGS, PAUL PENGUIN   CLASSIC 0.50   0.18   B   2000      2000     360    B/2764/05


SUMMER 1996 MATRIX ORDERS RAISED/COMMITMENTS SO FAR
ISBN       TITLE                AUTHOR          PUBLISH  COA      RETAIL  VAT      COST CASE STATUS   QTY DELIV     SPEND
                                                                                                      ORD MAR 96   MAR 96
- ---------- -------------------- --------------- --------  -------- ----  ----      ----- -- --------  ----  ---- --------
0006751032 BUTTERFLY LION, THE  MORPURGO, MICHA COLLINS   POP AUTH  3.50            0.87  G  ORDERED  6000  6000  5220.00
0146003144 CLASSIC GHOST STORIE VARIOUS         PENGUIN   CLASSIC   0.60            0.18  B  ORDERED  3000  3000   540.00
0146003152 CLOCKWORK MOUSE, THE KING-SMITH, DIC PENGUIN   CLASSIC   0.60            0.18  Y  ORDERED  2000  2000   360.00
0140379843 DARK ENCHANTMENT HOU DELAGHTY, JUDY  PENGUIN   SUPERNAT  2.99            0.89  B  ORDERED  3000  3000  2670.00
0140380264 DARK ENCHANTMENT VAL RADCLIFFE, THER PENGUIN   SUPERNAT  2.99            0.89  B  ORDERED  3000  3000  2670.00
0146003136 DEAD MAN'S LANE      AIKEN, JOAN     PENGUIN   CLASSIC   0.60            0.18  B  ORDERED  4000  4000   720.00
0140369317 DIARY OF A KILLER CA FINE, ANNE      PENGUIN   HUMOUR    3.50            1.05  G  ORDERED  2500  2500  2625.00
0146003217 DRAGON ON THE ROOF,  JONES, TERRY    PENGUIN   CLASSIC   0.60            0.18  G  ORDERED  1000  1000   180.00
0140380973 DRIVEN TO DEATH (STR ENGLE, MARTY M  PENGUIN   SUPERNAT  2.99            0.89  B  ORDERED  3000  3000  2670.00
0340640588 EURO 96 THE ESSENTIA EVANS, PHILIP   HODDER    SPORT     3.50            0.88  G  ORDERED  5000  5000  4400.00
0721425372 EUROPEAN CHAMPIONSHI PS 1996 POSTER  LADYBIRD  SPORT     2.50            0.58  G  ORDERED  5000  5000  2900.00
0006752179 GOBBLE - DE -  SPOOK HAYNES, B.C.    COLLINS   BONECHIL  2.99            0.75  G  ORDERED  2500  2500  1875.00
0146003268 GREAT MOUSE PLOT AND DAHL, ROALD     PENGUIN   CLASSIC   0.60            0.18  G  ORDERED  4000  4000   720.00
0146003225 GREAT TIME WARP ADVE SCIESZKA, JON   PENGUIN   CLASSIC   0.60            0.18  G  ORDERED  1000  1000   180.00
0340620102 HAMSTER IN A HAMPER  DANIELS, LUCY   HODDER    ANIMAL A  2.99            0.75  G  ORDERED  6000  6000  4500.00
055252820X HAPPY MOUSEDAY       KING-SMITH, DIC TRANSWORLDPOP AUTH  2.99            0.74  G  ORDERED  5000  5000  3700.00
1855971585 HOLIDAY TRAVEL PACK                  HENDERSON STATIONE  2.99 0.00       0.76  G  ORDERED  7500  7500  5700.00
0146003276 HOOLIGAN'S SHAMPOO,  RIDLEY, PHILIP  PENGUIN   CLASSIC   0.60            0.18  Y  ORDERED  1000  1000   180.00
014600325X KEEP IT IN THE FAMIL FINE, ANNE      PENGUIN   CLASSIC   0.60            0.18  B  ORDERED  1000  1000   180.00
0747526583 KIDS RULE THE INTERN PAGE, JASON     BLOOMSBURYACTIVITY  3.99            0.89  B  ORDERED  2500  2500  2225.00
0146003411 KING ARTHUR'S COURT  GREEN, ROGER LA PENGUIN   CLASSIC   0.60            0.18  B  ORDERED  1000  1000   180.00
0749720603 KITTY IN MY POCKET C OLLECTOR'S BOOK REED      TOY LIC   2.99            0.89  Y  ORDERED  3000  3000  2670.00
0745927114 LION BOOK OF STORIES DUDLEY-SMITH, T LION      CLASS RE  4.99            1.44  B  ORDERED  7500  7500 10800.00
0146003357 LOST DOG AND OTHER S LIVELY, PENELOP PENGUIN   CLASSIC   0.60            0.18  Y  ORDERED  2000  2000   360.00
0146003233 MIDNIGHT STORY, THE  MAHY, MARGARET  PENGUIN   CLASSIC   0.60            0.18  G  ORDERED  1000  1000   180.00
0749727837 MUPPET TREASURE ISLAND               REED      TV/FILM   2.99            0.89  G  ORDERED  3000  3000  2670.00
0749727853 MUPPET TREASURE ISLA BERGEN, LARA    REED      TV/FILM   3.99            1.19  G  ORDERED  3000  3000  3570.00
0146003284 NIGHT TRAIN, THE     AHLBERG, ALLAN  PENGUIN   CLASSIC   0.60            0.18  Y  ORDERED  1000  1000   180.00
0140380914 OLYMPICS ' 96                        PENGUIN   SPORT     4.99            1.49  G  ORDERED  5000  5000  7450.00
0721418260 OLYMPICS 96                          LADYBIRD  SPORT     2.99            0.72  G  ORDERED  7500  7500  5400.00
0140380981 PLACE TO HIDE, A (ST BARNES JR, JOHN PENGUIN   SUPERNAT  2.99            0.89  B  ORDERED  3000  3000  2670.00
0749720611 PUPPY IN MY POCKET COLLECTOR'S BOOK  REED      TOY LIC   2.99            0.89  Y  ORDERED  3000  3000  2670.00
0146003349 SHERLOCK HOLMES AND  DOYLE, SIR ARTH PENGUIN   CLASSIC   0.60            0.18  B  ORDERED  1000  1000   180.00
0146003179 SMACKING MY LIPS     ROSEN, MICHAEL  PENGUIN   CLASSIC   0.60            0.18  G  ORDERED  1000  1000   180.00
0440863449 SOCCER MAD           CHILDS, ROB     TRANSWORLDSPORT     2.99            0.74  B  ORDERED  6000  6000  4440.00
0721434991 SPOOKS 'N' MONSTERS:HOWLINGLY FUNNY  LADYBIRD  HUMOUR (  1.25            0.33  G  ORDERED  3000  3000   990.00
0721434983 SPOOKS 'N' MONSTERS:SCREAMINGLY FUN  LADYBIRD  HUMOUR (  1.25            0.33  G  ORDERED  3000  3000   990.00
0006752187 STRANGE BREW         HAYNES, B.C.    COLLINS   BONECHIL  2.99            0.75  G  ORDERED  2500  2500  1875.00
0006752160 TEACHER CREATURE     HAYNES, B.C.    COLLINS   BONECHIL  2.99            0.75  G  ORDERED  2500  2500  1875.00
0146003195 THREE QUIRKY TAILS   JENNINGS, PAUL  PENGUIN   CLASSIC   0.60            0.18  B  ORDERED  1000  1000   180.00
0006752152 WELCOME TO THE ALIEN HAYNES, B.C.    COLLINS   BONECHIL  2.99            0.75  G  ORDERED  2500  2500  1875.00
0001979183 UNSOLVED MYSTERIES(FAXFINDER)        COLLINS   POP REF   1.99             0.6  G           2000  2000  1493.00
0001979167 MAJOR  DISASTERS(FAXFINDER)          COLLINS   POP REF   1.99             0.6  G           2000  2000  1194.00
0001979078 BODY FACTS(FAXFINDER)                COLLINS   POP REF   1.99             0.6  G           2000  2000  1194.00

WELSH TITLES
185596192X STORI AM Y GAE AF (WINTER, BRAMBLY   DREF WEN  WELSH     4.50            2.25  Y  ORDERED   250   250   562.50
1855961911 STORI HAF (SUMMER, BRAMBLY HEDGE)    DREF WEN  WELSH     4.50            2.25  Y  ORDERED   250   250   562.50
1855961946 FY LLYFR MELYN (PLAY DOH)            DREF WEN  WELSH     3.99            1.99  Y  ORDERED   250   250   497.50



          STARTING OUT SUMMER 96
ISBN      TITLE               AUTHOR         PUBLISHER COA     RETAILVAT EST ACT COSTCASE STATUS QUANTIDELIVE SPEND
                                                                                                 ORDEREMAR 96 MAR 96
0723243212 SPOT STICKER BOARD BOOK - DRESS UP   PENGUIN   STICKER   3.99            1.19 N/A ORDERED  1000  1000    1190
0723243204 SPOT STICKER BOARD BOOK -  PLAY      PENGUIN   STICKER   3.99            1.19 N/A ORDERED  1000  1000    1190
0862646715 DOG IS THIRSTY       KITAMURA SATOSH ANDERSEN  BOARD BO  2.99            0.89 N/A ORDERED   625   625     556
0862646693 CAT IS SLEEPY        KITAMURA SATOSH ANDERSEN  BOARD BO  2.99            0.89 N/A ORDERED   625   625     556
0862646707 SQUIRREL IS HUNGRY   KITAMURA SATOSH ANDERSEN   BOARD B  2.99            0.89 N/A ORDERED   625   625     556
0862646685 DUCK IS DIRTY        KITAMURA SATOSH ANDERSEN  BOARD BO  2.99            0.89 N/A ORDERED   625   625     556
0721433898 STICKER ACTIVITY COL BRADBURY, LYNNE LADYBIRD  STICKER   1.99            0.55 N/A ORDERED   500   500     275
0721433901 STICKER ACTIVITY NUM COLLINS,  LIS   LADYBIRD  STICKER   1.99            0.55 N/A ORDERED   500   500     275
0721433871 STICKER ACTIVITY TIM BRADBURY, LYNNE LADYBIRD  STICKER   1.99            0.55 N/A ORDERED   500   500     275
072143388X STICKER ACTIVITY SHA COLLINS,  LIS   LADYBIRD  STICKER   1.99            0.55 N/A ORDERED   500   500     275
                                                                                                                  ------
                                                                                                                   65970



Schedule 5(J)(x)(b)

COMPANY                  PRODUCT        REQUIREMENT         COSTINGS
Blade Communications    Starting Out    Summer 1996      3,600 pounds sterling
Leamington Spa          Book Mailer

Blade Communications    Book Blast      Summer 1996      22,770 pounds sterling
Leamington Spa          English&Irish
                        Version

Roman Press             The Red List     Summer 1996      2,690 pounds sterling
Bournemouth             Mailer

Roman Press             Teachers First   Summer 1996     1,360 pounds sterling
Bournemouth             Mailer



Schedule 5(K)

     List of cases by:

     a)   Location
     b)   Age

               Attached


SCHEDULE 5 (K)


SCHOOL BOOK FAIRS LTD              CASE STOCK               1996


                     (A)                                 (B)


                            TOTAL             DATE            TOTAL
WHSE     DISTRIBUTOR        CASES            PURCHASED        CASES
1        MAIN WAREHOUSE      116              Aug-87           288
20       BELFAS              159              Dec-87           288
21       CHELTENHAM          110              Sep-86           308
22       BRIGHTON             77              Aug-88           268
23       BRISTOL             147              Aug-88           198
24       CARLISLE             60              Dec-88            90
25       CARDIFF             111              Apr-89           300
26       EDINBURGH           119              Sep-89           369
27       ESSEX/KENT          261              Oct-89            36
28       EXETER              131              Dec-89           180
29       GLASGOW             101              Jan-90            45
30       HANTS/DORSET        122              May-90            28
31       HEMEL               306              Jul-90            60
32       LEEDS               221              Sep-90            41
33       LEICESTER           104              Oct-90            90
34       LIVERPOOL           220              Sep-90            16
35       STOKE               119              Oct-90           221
36       NEWCASTLE            91              Oct-90            70
37       NORWICH/IPSWICH     100              Oct-90            33
38       PETERBOROUGH        117              Dec-90             5
39       PRESTON             147              Jan-91            16
40       READING/GUILDFORD   113              Jan-91            40
41       SHEFFIELD           107              Sep-91           199
42       MANCHESTER           94              Oct-91            90
43       SUNDERLAND          105              Nov-91            70
44       DUBLIN              160              Aug-93           150
45       LIMERICK             72              Oct-92           294
46       CORK                 58
47       SWANSEA              55
48       COVENTRY             90
                           -----                              ----
         Total              3793                              3793

THE TWO RIGHTHAND COLUMNS DO NOT INDICATE THE AGE OF CASES AT ANY
PARTICULAR LOCATION.



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


SCHEDULE 5 (N) ii


                            SCHOOL BOOK FAIRS LIMITED
                                   REGISTERED
                           UK TRADE MARK APPLICATIONS

APPLICATION APPLICATION APPLICATION  RENEWAL
NUMBER      DATE        APPROVED     DATE         DETAILS
1420080    04.04.90.    11.02.91.   04.04.97.   THE FOREVER FRIENDS CLUB
                                                Logo in Class 16

1420081    04.04.90.    06.11.92.   01.01.97.   A LOOK AROUND GLOBE
                                                Logo in Class 16

1420085    04.04.90.    23.04.93    04.04.97.   SCHOOL BOOK FAIRS AND CHILD
                                                Logo in Class 16

1420086    04.04.90.    03.06.94.   04.04.97.   SBF AND READER
                                                Logo in Class 16

1420087    04.04.90.    03.06.94.    04.04.97.  SBF SHARE THE LOVE OF READING
                                                Logo in Class 16
1420091    04.04.90.    17.07.92.    04.04.97.  READER
                                                Logo in Class 16

1552470   03.11.93.    27.10.95.    03.11.2000 TEACHER BOOK FAIRS &
TREE (Associated Trade Mark - 1420085 SBF)     Logo in Class 16

PH/SMS
28.02.96.



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


Schedule 5 (Q)
                              LIST OF DISTRIBUTORS


4/3/96   P HODSON SBF LTD                               1
SMS/MISC.DISTF96.DOC
                              DISTRIBUTORS
                            28 FEBRUARY 1996

DISTRIBUTOR'S
HOME ADDRESS                  AREA           ENCOMPASSES
- ----------------------------  --------       ------------

Mr Stephen Ball               BELFAST        ALL NORTHERN IRELAND
10 Quarry Road
Tullyraine
Banbridge
Co Down
Northern Ireland   BT32 3TW
Mr Allan Ewer                 BRIGHTON       WEST & EAST SUSSEX, PART - SURREY,
65 Upland Road                               KENT SOUTH LONDON
Hollingdeam
Brighton   BN1 7FA
Mr Mike Wright                BRISTOL        AVON, PART - WILTSHIRE, GLOUCESTER,
Copperfield Farm                             SOMERSET
Beach
Bitton
Bristol  BS15 6NP
Mr James Amos                 CARDIFF        MID-GLAMORGAN, SOUTH GLAMORGAN,
GWENT,
Station House                                PART-GLOUCESTER, PEREFORD, POWYS
Station Terrace
Nelson
Mid Glamorgan CF46 6ED
Mr James Fotheringham         CARLISLE       CARLISLE, LANCASTER, PENRITH,
DUMPHRIES
10 Westercroft View
Northowram
Halifax
West Yorkshire HX3 7EU
Mr Ross Pushman               CHELTENHAM     PART- SHROPSHIRE, HEREFORDSHIRE &
North Lodge                                  WORCESTERSHIRE, GLOUCESTER
Madresfield
Nr Malvern
Worc   WR13 5AA
Mr Aidan McCarthy              CORK          SOUTH & SOUTH WEST IRELAND
Marina Commercial Park
Cork
Mr Rod Hale                    COVENTRY      WEST MIDLANDS, PART - WARWICKSHIRE,
c/o Blackheath Liberal Club    (1)           OXFORDSHIRE, NORTHAMPTONSHIRE,
51 John Street                               BUCKINGHAMSHIRE
Rowley Regis
Warley
West Midlands B65 0EP
Mr Art McMillen                DUBLIN        APPROX. 70 MILES RADIUS OF  DUBLIN
2 Meadow Dale
Hartstown
Concilla
Dublin 15 Eire
Mr Robert Ramsey               EDINBURGH     EDINBURGH, STIRLING, FALKIRK, FIFE,
Windyhill Farm                               TAYSIDE, ABERDEEN
By Alloa
Clackmannanshire
FK19 4BG
Messrs Ted & Terry Edwards     ESSEX/KENT    ESSEX - PART HERTFORDSHIRE, N.E.
LONDON Oak Cottage                           KENT - PART - SOUTH EAST LONDON
Branksome Avenue
Wickford
Essex  SS12 0JU
Mr Roderick Leight             EXETER        DEVON, CORNWALL, PART - SOMERSET,
DORSET
Primrose Cottage               (2)
Rill
Nr Aylesbeare
Exeter  EX5 2BP
Mr James Lindsay               GLASGOW       AYR, KILMARNOCK, LANARK, GLASGOW,
West Quarter Farm                            PART - BORDERS
Yieldshields
Carluke   ML8 4QB
Mr Ron Needham                 HANTS & DORSET DORSET, ISLE OF WIGHT, PART -
Flat 34 Lindum Court           (3)            HAMPSHIRE, WILTSHIRE
66 Princess Road
Branksome
Poole Dorset BH12 1BJ
Mr Bill McGowan                HEMEL         PART - HERTFORDSHIRE, OXFORDSHIRE,
45 Goddington Road             HEMPSTEAD     BUCKINGHAMSHIRE, BEDFORDSHIRE,
Bourne End                                   N. LONDON
Bucks  SL8 5TU
ditto                          NORTH WEST   PART - BERKSHIRE, NORTH WEST LONDON,
                               LONDON       WEST LONDON, SOUTH WEST LONDON
ditto                          CENTRAL      EC & WC LONDON, PART - SW, W, N, NW
LONDON
                               LONDON
Messrs Charlie &               LEEDS         NORTH YORKSHIRE, HUMBERSIDE, WEST
YORKSHIRE
 Edward Jordan
Hales Lane Farm
Hales End
Drax  Selby
North Yorkshire YO8 8PL
Mr Philip Wallis               LEICESTER   LEICESTERSHIRE, PART-NOTTINGHAMSHIRE,
64 New Zealand Lane                        NORTHAMPTONSHIRE, LINCASHIRE
Queniborough
Leicester LE7 8FT
Mr Jimmy Collins               LIMERICK     WEST OF IRELAND
Corbehy
Caher
Co Clare
Eire
Mr Kevin Thomas                LIVERPOOL   MERSEYSIDE, PART - CHESHIRE
Craig Bach
Gadlys Lane
The Nant
Bagillt Clwyd
ditto                          WREXHAM    GWYNEDD, ANGLESEY, PART - CHESHIRE,
                                          SHROPSHIRE, CLWYD
Mr Alan Siddall                MANCHESTER MANCHESTER, PART - CHESHIRE,
DERBYSHIRES
25 Cavendish Road
Heaton Mersey
Stockport SK4 3DN
Mr John Quinn                  NEWCASTLE  TYNE&WEAR, NORTHUMBERLAND, PART-
BORDERS
93 Dykelands Road
Seaburn
Sunderland
Tyne & Wear SR6 8AY
Mr John Morris                 NORWICH     NORFOLK, SUFFOLK
Swallowfield
Marsh Lane
North Cove
Beccles  NR34 7PP
Mr Michael Packham             PETERBOROUGH  CAMBRIDGESHIRE, PART-BEDFORDSHIRE
43 The Steynings                             LINCASHIRE, HERTFORDSHIRE,
Werrington                                   BUCKINGHAMSHIRE, NORTHAMPTONSHIRE
Peterborough PE 4 6QL
Mr Derek Taylor                PRESTON     PART - LANCASHIRE
3 Bishopsway                   (4)
Penwortham
Preston
Lancashire PR1 9HU
Mrs Denise Farmer               READING    PART - BERKSHIRE, SURREY, HAMPSHIRE
Post House
Kittsmead Lane
Longcross
Chertsey
Surrey   KT16 0EG
Mr Malcolm Storey               SHEFFIELD   SOUTH YORKSHIRE - LINCASHIRE,
DERBYSHIRE,
18 Dove Lane                                NOTTINGHAMSHIRE
Aston
Sheffield
South Yorkshire S31 0GJ
Mr Alan Finney                  STOKE       STAFFORD, PART - SHROPSHIRE,
DERBYSHIRE,
116 Flag Road                               CHESHIRE, SOUTH HUMBERSIDE
Cheadle
Stoke on Trent ST10 2DN
Mr Peter Riding                 SUNDERLAND  DURHAM, CLEVELAND
"Nio Roo"
2 Redwood Close#Hetton
le Hole
Tyne & Wear DH5 9LE
Mr Roger Trolope                SWANSEA     WEST GLAMORGAN, DYFED Trollope
11 Whitestone Lane
Newton
Mumbles
Swansea  SA3 4UH


NOTE

PREVIOUS DISTRIBUTORS  (DURING THE LAST 2 YEARS):
(1)  IAN GREENWAY
(2)  DAVID GREENWAY (NO RELATION TO THE ABOVE), RICHARD FEAST
(3)  ADELE HOWELL
(4)  JEFF SUTCLIFFE
(5)  PAUL BILLAM

PH 27.2.96

                 SPRING'94          SUMMER'94         AUTUMN'94         SPRING'95         SUMMER'95         AUTUMN'95
              -----------------  -----------------  ---------------  -----------------  ----------------  ----------------
                #   AVG     TOT   #   AVG     TOT   #   AVG     TOT   #   AVG     TOT   #   AVG     TOT   #   AVG     TOT
AREAS          FRS  REV     REV  FRS  REV     REV  FRS  REV     REV  FRS  REV     REV  FRS  REV     REV  FRS  REV     REV
- ------------- ---- ---- ------- ---- ---- ------- ---- ---- ------- ---- ---- ------- ---- ---- ------- ---- ---- -------
BELFAST        246  547  134562  131  418   54758  383  598  229034  233  525  122325  128  409   52352  374  575  215050
BIRM           118  443   52274  135  324   43740    0    0       0    0    0       0    0    0       0    0            0
BRIGHTON       107  506   54142  104  364   37856  183  457   83631  106  510   54060  104  360   37440  167  495   82665
BRISTOL        136  498   67728  116  411   47676  323  475  153425  152  462   70224  154  346   53284  313  492  153996
C LONDON       111  457   50727  118  383   45194  164  444   72816  102  412   42024  127  357   45339  166  413   68558
CARDIFF         83  414   34362  110  323   35530  279  399  111321   90  395   35550  113  285   32205  282  360  101520
CARLISLE         0    0       0    0    0       0   71  373   26483   31  342   10602   42  239   10038   84  392   32928
CHELTENHAM      84  370   31080  114  327   37278  209  398   83182  109  374   40766  113  296   33448  201  422   84822
COVENTRY        90  351   31590   98  322   31556  190  347   65930   85  336   28560   97  294   28518  171  349   59679
EDINBURGH       82  594   48708   84  454   38136  229  563  128927   71  555   39405   86  439   37754  225  545  122625
ESSEX          208  498  103584  205  411   84255  351  453  159003  203  477   96831  211  354   74694  351  454  159354
EXETER          94  408   38352  119  328   39032  254  331   84074  112  345   38640  121  254   30734  249  353   87897
GLASGOW         70  498   34860   84  465   39060  180  560  100800   68  501   34068   82  418   34276  189  552  104328
HANTS/DORSET   133  479   63707  112  431   48272  263  479  125977  129  416   53664  115  354   40710  267  423  112941
HEMEL          135  550   74250  121  377   45617  330  455  150150  165  494   81510  156  378   58968  309  468  144612
KENT           119  488   58072  120  369   44280  198  458   90684  133  440   58520  136  348   47328  207  478   98946
LEEDS          167  407   67969  180  325   58500  487  398  193826  197  372   73284  227  273   61971  470  377  177190
LEICESTER      109  457   49813  114  315   35910  256  402  102912  135  393   53055  142  326   46292  239  396   94644
LIVERPOOL      103  454   46762  119  402   47838  297  461  136917  114  415   47310  156  343   53508  290  422  122380
MANCHESTER     113  466   52658  132  320   42240  221  373   82433  107  417   44619  125  289   36125  214  381   81534
NEWCASTLE       82  411   33702   99  365   36135  211  440   92840   78  381   29718  105  323   33915  198  432   85536
NORWICH         93  452   42036  109  404   44036  243  463  112509  112  408   45696  104  334   34736  232  459  106488
N.W.LONDON     115  549   63135  132  481   63492  192  454   87168  131  456   59736  124  455   56420  178  419   74582
PETERBOROUGH   135  436   58860  153  326   49878  287  430  123410  133  353   46949  172  296   50912  283  408  115464
PRESTON        104  437   45448  119  366   43554  293  442  129506  137  375   51375  138  311   42918  266  426  113316
READING        142  568   80656  124  420   52080  250  535  133750  148  522   77256  142  380   53960  256  532  136192
SHEFFIELD      175  393   68775  182  320   58240  282  391  110262  116  347   40252  171  279   47709  255  381   97155
STOKE          116  415   48140  164  343   56252  280  413  115640  119  394   46886  169  299   50531  263  406  106778
SUNDERLAND      92  414   38088   90  349   31410  212  433   91796   96  399   38304   98  286   28028  209  439   91751
SWANSEA         65  402   26130   84  317   26628  134  380   50920   60  342   20520   77  264   20328  122  378   46116
WREXHAM        105  332   34860   98  286   28028  260  309   80340  113  314   35482  107  256   27392  245  301   73745
- ------------- ---- ---- ------- ---- ---- ------- ---- ---- ------- ---- ---- ------- ---- ---- ------- ---- ---- -------
TOTAL UK      3532  463 1635030 3670  367 1346461 7512  441 3309666 3585  423 1517191 3842  328 1261833 7275  433 3152792
- ------------- ---- ---- ------- ---- ---- ------- ---- ---- ------- ---- ---- ------- ---- ---- ------- ---- ---- -------

DUBLIN         154  691  106414   96  565   54240  253  680  172040  144  625   90000  131  457   59867  236  683  161188
LIMERICK        70  646   45220   82  536   43952  125  577   72125   98  565   55370  126  419   52794  112  617   69104
CORK            63  676   42588   53  475   25175   42  550   23100   49  586   28714   42  417   17514   62  558   34596
- ------------- ---- ---- ------- ---- ---- ------- ---- ---- ------- ---- ---- ------- ---- ---- ------- ---- ---- -------
TOTAL EIRE     287  677  194222  231  534  123367  420  636  267265  291  598  174084  299  435  130175  410  646  264888
- ------------- ---- ---- ------- ---- ---- ------- ---- ---- ------- ---- ---- ------- ---- ---- ------- ---- ---- -------

GRAND TOTAL   3819  479 1829252 3901  377 1469828 7932  451 3576931 3876  436 1691275 4141  336 1392008 7685  445 3417680
- ------------- ---- ---- ------- ---- ---- ------- ---- ---- ------- ---- ---- ------- ---- ---- ------- ---- ---- -------



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



SCHEDULE 5(U)
                              SUMMARY OF INSURANCES

                               prepared for
                             School Book Fairs Ltd.
                              5 Airspeed Road
                              Priory Industrial Park
                              Christchurch Dorset
                                    BH23 4AD

                                       by

                          Bowring Marsh & McLennan Ltd.
                           Insurance Broking Practice
                                 Havelock Chambers
                                  Queens Terrace
                                  SOUTHAMPTON

                          Telephone:  01703 318300
                          Facsimile:  01703 318394



We have pleasure in enclosing your current schedule of insurances which provides you with an `at a glance' summary of the commercial insurances we arrange on your behalf.

You will appreciate that for the full terms and conditions you should refer to the policy documentation and should there be an area you feel does not meet your requirements or is not in accordance with your instructions, please contact us immediately. The following list gives examples of important points to be referred to us. This is not exhaustive, so as a general rule could we ask that, if in doubt, you refer to us.

Change of Risk

If there are any changes to the subject matter of your insurances, please let us know IMMEDIATELY- do not wait for renewal. If these changes are substantial your insurance could become invalid/prejudiced, leaving you with no or only partial protection.

Description of Business

Similarly, it is essential that you notify us straight away of any change in your business activities.

Notification of Claims

As soon as you become aware of a circumstance that may give/or has given rise to a claim, please let us know IMMEDIATELY. If you delay then the subsequent claim could be prejudiced, or possibly rejected totally, owing to late notification.

Warranties

You should carefully note all warranties and conditions precedent in your insurances, and make sure they are fully observed at all times. Any breach (even a technical one) could prevent you from receiving indemnity in respect of a claim, or even result in the cancellation of your insurance cover.

I have set out overleaf a list of the team that is dedicated to your account, together with other key individuals at our Southampton office. Whilst we always aim to provide an excellent service there may be an occasion when this does not meet your expectations. In that event, please feel free to contact me or any of those mentioned to register your concerns. We have formal complaints procedures which are there to ensure that your grievance is given priority attention by all our staff.

Our product is the service we provide to you. As a valued client, please tell us where we do well and not so well so we may adapt as necessary.


ROGER TREHERNE
Local Chief Executive

                        Personnel you may wish to contact
                in connection with the servicing of your account



Local Chief Executive    Roger Treherne, A.C.I.I., F.B.I.B.A.
Account Executive        Eddie Critchley, F.C.I.T.
Account Handler          Ron Planner, A.C.I.I.
Motor Handler            Ron Planner, A.C.I.I.
Claims                   Gordon Sloat / Chris Worley
Financial Director       David Deighton, F.C.A., A.T.I.I.
Credit Control           Joe Sanchez

It is important that you advise any alterations to the following description of business, or indeed of any aspect which may increase the original risk including acquisitions or disposals, adoption of cessation or processes or systems. Your insurers have assessed and accepted the risks at an agreed premium on the basis of the information given. Any variations of those details, if not advised to them, could result in an uninsured loss.

                                        Description of Business

                                        Distributors of Books

                                Claims Procedure

In general, most of the procedures relating to claims will have been agreed.

The following brief reminders may be of some assistance to you:

NOTIFICATION DURING BUSINESS HOURS

Any serious loss should be notified by telephone, without delay. This is especially important when the loss falls on a Material Damage or Consequential Loss Insurance as early action is to the benefit of all parties concerned.

LOSSES OUTSIDE BUSINESS HOURS

In the event of a SERIOUS loss outside business hours, i.e. evenings or weekends, telephone advice should be given to the person(s) below who will give you maximum possible assistance.

                          Paul Hillman    01705 678159

                               GENERAL INFORMATION
PARENT COMPANY

CONTACT        Geoff Bevis

TELEPHONE      01425 279171

FACSIMILE      01425 275062

ACCOUNT NO.    059348

FINANCIAL YEAR

SUBSIDIARIES

                              EXPLANATION OF TERMS

These notes are a general guide to expressions which may be used in this summary and should not be taken as a definitive legal interpretation.

AVERAGE   A sum insured subject to average must represent the full value.
Under insurance will result in a claim being reduced in direct proportions to the amount under-insured. (N.B. Average has a totally different meaning in Marine insurance.)

EXCESS    A monetary amount excluded and deducted from each claim before settlement OR  A period of time not insured immediately after a loss.

FIRST LOSS     A sum insured less than the total value, designed to represent the maximum potential loss. Not usually subject to average.

FRANCHISE      A figure designed to eliminate small losses. Losses under this figure are not insured but losses in excess of the franchise figure are recoverable in full.

INDEMNITY      Basis of cover:- value at time of loss.

REINSTATEMENT Basis of cover:- cost of replacement as new - subject to certain conditions.

DAY I          Basis of cover:- cost of replacement as new subject to certain conditions but with insurers liability increased by a maximum of the stated percentage of the declared value shown.

WARRANTY       A condition to be continually complied with. Breach of a
warranty allows the Insurer to avoid a claim.

                           PRINCIPAL UNINSURED RISKS

The following risks are not currently insured although we would be pleased to discuss them further with you should you desire.


All Risks
Aviation
Bonds
Contractors
Credit
Fidelity
Financial Services
Marine
Personal Accident & Sickness
Private Medical
Travel

                              DECLARATION DETAILS

As soon as practicable after Renewal

     1. A completed auditors certificate

     2. Actual wage expenditure for the preceeding year, including the amount applicable to manual work away from your own premises.

     3. Actual turnover in the preceeding year.

     4. Actual cash carried in the preceeding year split between:-

          Cash carried by an approved security company
          Cash carried by own employees

                   CONSEQUENTIAL LOSS INSURANCE CERTIFICATE

                    Name of Insured: School Book Fairs Ltd.

We certify that the Gross Profit as defined by the Policy being the amount by which:-
          a) The sum of the Turnover and the amount that the Closing Stocks shall exceed

          b) The sum of the amount of the Opening Stocks and the amount of the Uninsured Working Expenses (as detailed below) earned during the Financial Year ended

In arriving at this sum, the turnover taken into account is that received in the ordinary course of the Business as defined in the Policy carried on by the Insured at the Premises named in the Policy, for goods sold and delivered and for services rendered, items of income other than from the trading at the Premises being excluded.

We also certify that the total Payroll (Wages and Salaries) included in the above amounted to pound sterling

The term "Payroll" includes Employers National Insurance, Pension
Contributions Bonuses, Holiday Pay and other payments pertaining to Payroll.

 ....................19                       Signed.......................

N.B.      The amounts of the Opening and Closing Stocks shall all be arrived at in accordance with the Insured's normal accountancy methods, due provision being made for depreciation.

          Uninsured Working Expenses.

a)        Purchases (less discount received)
b)        Commissions paid to distributors
c)        Bad debts

I N D E X

Fleet Cars                    1

Private Car                   2

Combined                      3

Combined Engineering          4

PREMIUM SUMMARY

Fleet Cars                    4515.20

Private Car                   594.14

Combined                      24510.00

Combined Engineering          767.12

3.1 School Book Fairs Ltd.

Risk                : Combined

Our Reference       : 02472/02

Expiry Date         : 30th August 1995
Insurer             : Commercial Union Ass. Co. Plc.?

Policy Number       : C7348933244

Premium             : pound sterling 24510.00

MATERIAL DAMAGE AND THEFT SECTION

Insured Risk        : Accidental Loss or Damage to Insured property (subject
to exclusions as detailed in the policy).

PROPERTY COVERED
& SUMS INSURED :

Descript-                     Sum Insured
1. Tenants Improvements       50,000

2. Stock-own premises         2,000,000

3. Stock-at schools and distributors    2,100,000

4. Contents-own premises      271,000

5. Contents-at schools and distributors 1,150,000

PREMISES       :5,6, 12 and 15, Airspeed Road, Priory Industrial Estate,
Christchurch BH23 4AD, and at distributors in G.B., N. Ireland or Eire. Used by the insured in the course of their business.

EXCESSES       :250 pound sterling each and every loss

BASIS OF COVER : 1. Tenants Improvements - Reinstatement
                                         - Index - linking

                 2. Contents              - Reinstatement
                                         - Index - linking

This is a summary document only. Please refer to the policy documents for the exact cover, terms, exceptions and conditions of which you should be aware.

3.2 School Book Fairs Ltd.

Risk : Combined

Our Reference : 042472/02

Expiry Date : 30th August 1995
               3) Stock -Indemnity
                         - Index - linking
               4) Sums insured are subject to average

PRINCIPAL EXTENSIONS:
Average
Designation
All Other Contents (Employees Personal Effects 250 pound sterling)
Professional
Fees
Contract Price
Electrical
Fire Extinguishing Appliances
Public Authorities
Non-invalidation
Workmens
additions
Debris Removal
The interest of Lloyds Bank, Poole is noted

N.B. : 1. for the period 5th August to 13th September each year stock item 2 sum insured is increased to 3,000,000 pound sterling and stock item 3 reduced to 1,100,000 pound sterling

       2. Stock item 3 includes the insured books at the private houses of employees up to 500 pound sterling per employee or any one dwelling.

      3. In respect of contents and stock at own premises, cover extends to include such contents and stock up to a maximum value of pound sterling100,000 at any one time whilst temporarily removed to any premises in G. Britain used by the insured PROVIDED THAT 30 days prior notification is given to insurers.

     4. In respect of contents and stock at school or distributors premises The following limited apply at each separate premises:

Contents at distributors premises- 110,000 pound sterling
Contents at school premises - 3,000 pound sterling
Stock at distributors premises - 180,000 pound sterling
Stock at school premises - 6,000 pound sterling

This is a summary document only. Please refer to the policy documents for the exact cover, terms, exceptions and conditions of which you should be aware.

3.3 School Book Fairs Ltd.

Risk : Combined

Our Reference : 042472/02

Expiry Date : 30th August 1995

PRINCIPAL EXCLUSIONS :
Subsidence, ground heave or landslip
Explosion of nondomestic boilers
Theft, storm or flood damage to moveable property in the open
Theft not involving forcible/violent entry or exit to the premises Theft of property in transit
Sonic Bangs
Pollution and contamination
Radioactivity and war
Theft : Collusion

WARRANTIES : Alarm and protections

This is a summary document only. Please refer to the policy documents for the exact cover, terms, exceptions and conditions of which you should be aware.

3.4 School Book Fairs Ltd.

Risk : Combined

Our Reference : 042472/02

Expiry Date : 30th August 1995

GLASS SECTION

Cover : Accidental breakage to fixed glass by fracture extending through its entire thickness

Sum Insured : As property schedule

Exclusions :
Breakage/damage during repairs/alterations Settlement whilst building being constructed or within 6 months of completion
Unoccupied premises exceeding 30 days
Pre-existing damage
Wear, tear, gradual deterioration, mechanical, electrical breakdown or whilst being removed in respect of signs and light fitments.
Bulbs and tubes unless resulant from damage to fitmant

Excess : 50 pound sterling each and every claim

This is a summary document only. Please refer to the policy documents for the exact cover, terms, exceptions and conditions of which you should be aware.

3.5 School Book Fairs Ltd.

Risk : Combined

Our Reference : 042472/02

Expiry Date : 30th August 1995

BUSINESS INTERRUPTION SECTION

INSURED RISK :
Consequential Loss resulting from Interruption of the Business or the premises following destruction or damage by:

Fire, Lightning, Aircraft, Explosion, Earthquake, Riot, Civil Commotion, Malicious Damage, Storm, Tempest, Flood, Burst Water Pipes, Sprinkler Leakage, Impact (own and third party vehicles), Accidental Damage and Theft.

COVER AND SUM INSURED :

Description              Sum Insured
1. Gross Profit          3,800,000

PREMISES : 5, 6, 12, and 15 Airspeed Road, Priory Industrial Estate, Christchurch BH23 4AD and the premises of any distributor or school in GB., N. Ireland and Eire used by the insured in the course of their business.

BASIS OF COVER : 1. Difference Wording

INDEMNITY PERIOD : 12 Months

(ESTIMATED) GROSS PROFIT : The amount by which -
                              The Turnover and Closing Stock exceeds

                              Opening Stock and Specified Working Expenses as
follows:-
                              a. Purchases (less discounts received)
                              b. Discounts allowed to customers
                              c. Commissions paid to distributors

This is a summary document only. Please refer to the policy documents for the exact cover, terms, exceptions and conditions of which you should be aware.

3.6 School Book Fairs Ltd.

Risk : Combined

Our Reference : 042472/02

Expiry Date : 30th August 1995

PRINCIPAL EXTENSIONS : Payments on accounts. Professional accountants fees

PRINCIPAL EXCLUSIONS :

WARRANTIES :

PREMIUM BASIS :

This is a summary document only. Please refer to the policy documents for the exact cover, terms, exceptions and conditions of which you should be aware.

3.7 School Book Fairs Ltd.

Risk : Combined

Our Reference : 042472/02

Expiry Date : 30th August 1995

MONEY SECTION

INSURED RISK : 1. Loss of money from any cause
2. Loss of or damage to any safe or strongroom and employees clothing, arising from theft or attempted theft of money.

PREMISES :

LIMIT OF INDEMNITY : 1. Crossed cheques, crossed postal and money orders and the like 250,000 pound sterling
2. Other Money

a) in locked safe out of business hours at the premises
     (i) unspecified 1,000 pound sterling
     (ii)

b) not in locked safe, out of business hours at the premises 500 pound sterling

c) at residence of principals and employees pound sterling500

d)In transit 1,000 pound sterling

e) any other loss 1,000 pound sterling

3. Employees clothing 500 pound sterling

4. Money in the hands of playgroups 150 pound sterling per playgroup

5. Money in the hands of distributors 500 pound sterling per distributor

TERRITORIAL LIMITS : Great Britain, Northern Ireland, Isle of Man?, and Channel Islands or the Republic of Ireland

This is a summary document only. Please refer to the policy documents for the exact cover, terms, exceptions and conditions of which you should be aware.

3.8 School Book Fairs Ltd.

Risk : Combined

Our Reference : 042472/02

Expiry Date : 30th August 1995

PRINCIPAL EXTENSIONS :
Cost of repair or replacement of safes, cases or bags for the carrying of money unlimited.
Damage to employees clothing or personal effects pound sterling500 per person Personal Accident/Assault Benefits: Age Limits 16-75
Death     10,000 pound sterling
Loss of limbs or sight of eye/eyes      10,000 pound sterling
Permanent Total Disablement   10,000 pound sterling
Temporary Total Disablement
(maximum 104 weeks)      100 pound sterling per week
Temporary Partial Disablement
(maximum 104 weeks)      nil pound sterling per week

PRINCIPAL EXCLUSIONS : Shortages due to errors or omissions.
Loss due to dishonesty of employees not discovered within    working days.
Losses from unattended vehicles.
Losses from or damage to vending machines.

WARRANTIES : 1. Keys and combination codes for safe to be removed from the premises when closed for business

PREMIUM BASIS : Flat premium.

This is a summary document only. Please refer to the policy documents for the exact cover, terms, exceptions and conditions of which you should be aware.

Money Cover

Attached to and forming part of Policy No. CZ348933244

THE INSURED: School Book Fairs Ltd.

Memo 2 - Money in the Hands of Distributors

It is hereby noted that the limit of liability under clause B ii a under this Cover is increased to 2,000 pound sterling for those based in Eire. This cover is subject to any Premises not being left without a responsible adult therein.

Subject to all terms and conditions of the Cover except as may be expressly varied hereby.

For Commercial Union

signed

Date: 27th April 1995

Money Cover

Attached to and forming part of Policy No. CZ348933244

THE INSURED: School Book Fairs Ltd.

Memo 2 - Money in the Hands of Distributors

It is hereby noted that the limit of liability for money in the hands of distributors is increased to 2,000 pound sterling for those based in Eire with effect from the 6th March 1995 and as described in the attached endorsement.

In consideration of the above alteration an Extra Premium is due to the Commercial Union of 51.21 pound sterling based on an annual additional of
105.00 pound sterling.

Subject to all terms and conditions of the Cover except as may be expressly varied hereby.

For Commercial Union

signed

Date: 27th April 1995

1.1 School Book Fairs Ltd.

Risk : Fleet Cars

Our Reference : C42471/02

Expiry Date : 29th September 1995
Insurer : Norwich Union Ins. Group

Policy Number : 37395N81150

Premium : 4515.20 pound sterling

INSURED RISK : Comprehensive cover on any Private Car the property of the policyholder or in their custody or control.

DRIVERS: Any licensed driver with the insured's permission.

USE : For the policyholders business and social domestic and pleasure purposes. Excludes commercial traveling.

EXCESSES : 50 pound sterling Accidental damage excess in addition to the New and Young drivers excesses.
          i) Drivers aged 17-20  250 pound sterling
          ii) Drivers aged 21-25 150 pound sterling
          iii) Drivers aged over 25 who have held a full UK driving license less than 17 months 150 pound sterling

SPECIFIC COVER DETAILS : Third party property Damage - unlimited
Passenger liability and passenger negligance
Manslaughter defence fees
Windscreen cover - Unlimited, subject to 40 pound sterling excess each claim Unlimited cover on permanently fitted radio/cassette players
Driving by unlicensed drivers when a license is not required by law Insured's liability in respect to unauthorised use of insured vehicles. The drivers liability is not covered
Joint insured - Indemnity to each associated and/or subsidiary company as though they were the holders of separate insurance
Motor contingency liability
Personal effects 100 pound sterling
Indemnity to principals
Blanket certificates
Comprehensive cover on specified own trailers whilst attached and detached

PREMIUM BASIS : Medical expenses 100 pound sterling

NOTE : Vehicle changes to be notified immediately

This is a summary document only. Please refer to the policy documents for the exact cover, terms, exceptions and conditions of which you should be aware.

2.1 School Book Fairs Ltd.

Risk : Private Car

Our Reference : 042898/02

Expiry Date : 17th November 1995
Insurer:  Norwich Union Ins. Group

Policy Number : 873115N81507

Premium : 594.14 pound sterling

INSURED RISK : Comprehensive cover on Volvo A1 R8E

DRIVERS : Any licensed driver with the Insured's permission.

USE : For the policyholders business and social domestic and pleasure purposes. Excluding commercial travelling.

EXCESSES : Accidental damage excess in addition to the New and Young drivers excesses. i) Drivers aged 17-20 250 pound sterling
          ii) Drivers aged 21-25 150 pound sterling
          iii) Drivers aged over 25 who have held a full UK driving license less than 12 months 150 pound sterling

SPECIFIC COVER DETAILS :
Third party property Damage - unlimited
Passenger liability and passenger negligence
Manslaughter defence fees
Windscreen cover - Unlimited, subject to 40 pound sterling excess each claim Unlimited cover on permanently fitted radio/cassette players or radio telephones Driving by unlicensed drivers when a license is not required by law Insured's liability in respect to unauthorised use. The drivers liability is not covered
Joint insured - Indemnity to each associated and/or subsidiary company as though they were the holders of separate insurance
Personal effects 100 pound sterling
Indemnity to principals
Registration number certificate

SPECIAL TERMS : Cover is restricted to Third Party Fire & Theft for drivers aged 29 years and under.

This is a summary document only. Please refer to the policy documents for the exact cover, terms, exceptions and conditions of which you should be aware.

3.9 School Book Fairs Ltd.

Risk : Combined

Our Reference : 042472/02

Expiry Date : 30th August 1995

GOODS IN TRANSIT SECTION

INSURED RISK : Accident loss or damage

PROPERTY COVERED : Goods incidental to the business

BASIS OF COVER : Inland Transit within the UK and Eire.

LIMITS OF LIABILITY : In respect of :
                         a) the property in each of the insured's vehicles
(inclusive of trailer) specified below.

Description                                                 Sum Insured
1. Any twelve foot closed trailers
owned or operated by the insured or their distributors      7,500

2. Any sixteen foot closed trailers owned or operated
by the insured or their distributors                        10,000

3. Any road vehicles (other than trailers
owned or operated by the insured or their distributors      12,5000

ii. any one consignment despatched at any one time by
the other means of Transit described above                  88,000

b. any one package                                          4,000

EXCESSES : 50 pound sterling each loss other than by fire

This is a summary document only. Please refer to the policy documents for the exact cover, terms, exceptions and conditions of which you should be aware.

3.10 School Book Fairs Ltd.

Risk : Combined

Our Reference : 042472/02

Expiry Date : 30th August 1995

PRINCIPAL EXCLUSIONS : Vehicles left loaded overnight unless in a security compound.

PRINCIPAL CONDITIONS : When any vehicle or trailer is left unattended, all doors, windows, windscreens, and roofs are to be closed, securely locked and properly fastened.

WARRANTIES : Goods to be adequately packed.

PREMIUM BASIS : Flat premium

This is a summary document only. Please refer to the policy documents for the exact cover, terms, exceptions and conditions of which you should be aware.

3.11 School Book Fairs Ltd.

Risk : Combined

Our Reference : 042472/02

Expiry Date : 30th August 1995

EMPLOYERS LIABILITY SECTION

INSURED RISK : Legal liability for death, bodily injury or disease of employees arising out of and in the course of their employment in the business. Legal costs and expenses incurred in defence of a claim.

TERRITORIAL LIMITS : Great Britain, Northern Ireland, Channel Islands, and Isle of Man ( including designated areas of the Continental shelf surrounding Great Britain) whilst temporarily engaged around the world.

LIMIT OF INDEMNITY : Unlimited

PRINCIPAL EXTENSIONS : Own fire, Health and First Aid services
Sports and Welfare facilities
Government or Local Authority Training schemes
Health and Safety at Work Act
Indemnity to Principals

PRINCIPAL EXCLUSIONS :

PREMIUM BASIS : Adjusted annually. Provisional premium based on estimated annual wages and salaries as follows:-
Description                        Sum Insured
1. Clerical                             970,000

2. All other                            200,000

This is a summary document only. Please refer to the policy documents for the exact cover, terms, exceptions and conditions of which you should be aware.

3.12 School Book Fairs Ltd.

Risk : Combined

Our Reference : 042472/02

Expiry Date : 30th August 1995

PUBLIC AND PRODUCTS LIABILITY SECTION

INSURED RISK : Legal liability for bodily injury to third parties or damage to their property arising out of the business
Legal costs and expenses incurred in defence of a claim in addition to the Limit of Indemnity

TERRITORIAL LIMITS : Great Britain, Northern Island, Isle of Man and Channel Islands (including off-shore installations in territorial waters around Great Britain and its Continental Shelf).
Elsewhere in the World in respect of products supplied from the premises and employees not engaged in manual work/duties.

LIMIT OF INDEMNITY :           Any One Occurrence       Any One Period

     Public Liability      2,000,000 pound sterling        Unlimited
   Products Liability    2,000,000 pound sterling   2,000,000 pound sterling

EXCESSES : nil pound sterling each and every occurrence in respect of third party property damage

PRINCIPAL EXTENSIONS :
Cross liabilities
Indemnity to Principal
Health and Safety at Work Act
Overseas Personal liability
Data Protection Act 1984
Consumer Protection Act
Tenants liability
Defective Premises Act 1972
Liability of distributors in connection with work done for School Book Fairs
Ltd.

This is a summary document only. Please refer to the policy documents for the exact cover, terms, exceptions and conditions of which you should be aware.

Our Reference : 042472/02

Expiry Date : 30th August 1995

PRINCIPAL EXCLUSIONS :
Ownership or possession of any mechanically propelled vehicle other than:
a) plant used as a tool of trace on site
b) plant used on premises of the Insured
c) loading and unloading of vehicles
Rectifying defective products
Failure of a product to perform its intended purpose
Cost of product recall
Contract works
War
Pollution or contamination unless sudden, accidental and unexpected Property in the custody or control of the insured.

WARRANTIES :

PREMIUM BASIS : Adjusted annually. Provisional premium based on:
Description                             Amount
1. Turnover                             9,500,000

This is a summary document only. Please refer to the policy documents for the exact cover, terms, exceptions and conditions of which you should be aware.

4.1 School Book Fairs Ltd.

Risk : Combined

Our Reference : 044637/01

Expiry Date : 31st august 1995
Insurer : Commercial Union Ass. Co. Plc.

Policy Number : JX348933424

Premium : 757.12 pound sterling

PLANT SECTION

INSURED RISK : Sudden and unforeseen loss or damage Inspection and issue of reports

PROPERTY COVERED :

Description                             Limit of Indemnity
1. Electric fork lift truck                  )
no: FOER 75055614                            )

2. Electric fork lift truck                  )
no: TR/1100/165988                           )

3. Pallett Truck                             ) 100,000 pound sterling
no: CCT 1250/172924                          )

4. Electric fork lift truck                  )
no: FRER5 / 79049216                         )

5. Electric fork lift truck                  )
no: FRER5 20TFSS 78008410                    )

PREMISES : 5,6,12 and 15 Airspeed Road, Priory Industrial Estate, Christchurch BH23 4AD

EXCESS : 50 pound sterling each claim

PRINCIPAL EXCLUSIONS : Theft

This is a summary document only. Please refer to the policy documents for the exact cover, terms, exceptions and conditions of which you should be aware.

4.2 School Book Fairs Ltd.

Risk : Combined

Our Reference : 044637/01

Expiry Date : 31st August 1995

COMPUTER SECTION

INSURED RISK : Loss of or damage to the property covered

PROPERTY COVERED
4 SUM(S) INSURED :

Description                                  Sum insured
1. Computer Equipment (under 10 years old)   111,798

2. Cabling                                   20,000

3. Increased cost of working                 5,000
12 months indemnity period

4. Reinstatement of data                     20,000

EXCESS : 50 pound sterling each and every claim
Excess is increased to 500 pound sterling each occurrence for theft unless: a) it involves forcible or violent entry or exit AND
b) premises have a MACCSS approved alarm system

FRANCHISE : 24 hours after the occurrence of breakdown
30 minutes after the occurrence of failure of the public electricity supply

PREMISES : 5,6,12 and 15 Airspeed Road, Priory Industrial Estate, Christchurch BH23 4AD

BASIS OF COVER : Reinstatement

This is a summary document only. Please refer to the policy documents for the exact cover, terms, exceptions and conditions of which you should be aware.

4.3 School Book Fairs Ltd.

Risk : Combined

Our Reference : 044637/01

Expiry Date : 31st August 1995

PRINCIPAL EXTENSIONS : Reinstatements as unused materials together with costs of reinstatement of data in respect of Item 4
Reinstatement of Sum Insured after loss
Capital Additions (Limit 100,000 pound sterling)
Subrogation waivers
Additional repair costs
Reinstatement
Malicious/Accidental erasure of data
Breakdown
Denial of Access
Consulting Engineers Fees
Temporary removal anywhere in Western Europe - 50,000 pound sterling limit

PRINCIPAL EXCLUSIONS : Radioactivity
Damage directly occasioned by pressure waves
War, invasion or act of foreign enemy
Wear, tear and other gradually operating causes
Loss or damage recoverable under a maintenance agreement
Derangement not accompanied by damage

WARRANTIES ; Maintenance agreement shall be kept in force throughout the period of insurance and no variation in the terms of the maintenance agreement will be made without written consent of the company.

This is a summary document only. Please refer to the policy documents for the exact cover, terms, exceptions and conditions of which you should be aware.


Schedule 5(V)

          1    See Schedule 5(U) with respect to claim by Jeff Sutcliffe.

          2)   See attached detail Schedule.



Schedule 5(V)(2)

DETAILS OF OUTSTANDING LITIGATION & DISPUTES

During 1995, we finalised details of the Employment Tribunal action taken out by Mr. Gordon Fermer. Mr. Fermer was found not to have a case against School Book Fairs.

Additionally, during 1995 Mr. Jeff Sutcliffe, a distributor, took us to the Employment Tribunal on the basis that he was employed by School Book Fairs. All distributors are considered to be self-employed and we defended the case. Unfortunately, we lost and following advice from Counsel decided not to appeal and negotiated a settlement with Mr. Sutcliffe, which he accepted and subsequently on the 19 January 1996 withdrew his claim. On the 12 January we received a summons on behalf of Mr. Jeff Sutcliffe claiming personal injury on the basis that he was employed by the company. This has been sent to our Employer's Liability Insurers for them to deal with.

In 1993 the company agreed to use Computer Associates Masterpiece Software and in May 1993 a stop was put on all payment for this software package. Since then we have been in dispute with Computer Associates and have tried to negotiate a settlement. Since 1993 invoice charges have amounted to 76,503 pounds sterling, plus VAT, which have been accrued in the accounts. The dispute is continuing on the basis that the software was not suitable for use in School Book Fairs business, however, under the latest communication from Computer Associates have a liability of 53,330 pounds sterling between now and the end of the contract in February 1998.

In 1992 we took occupation of Unit 12 Priory Industrial Park and made a large amount of improvements to the premises. During 1994 and 1995 we found that the offices were affected by fumes which cause nausea amongst our staff. Having spent money to trace the source of these fumes and having done modifications to the building to dissipate their effect and having discussed this at length with the landlord and reach no real conclusion, we have set in train through our Solicitors an investigation to see if these fumes were prevalent prior to our occupation of the building and if the previous tenants did not inform us of the nature of these fumes. The enquiry is ongoing but in the meantime we have had to vacate part of the building affected by the fumes.



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


        SBF Services, Inc.                                   ZEPH
GLF003                                                  02/23/96 (02/96) 9
DIS ACCT              * * * Display an Account * * *           Rel ID: 61.0
PF2:HELP                                                ESC/PF1=EXIT CTRL
F=I
1)Account: 181501-000-00                    2)Desc: U.K. RECEIVABLE
3)Curr Conv Mthd:PE 4)Type(AS/OE/LI/EX/RE/ST): AS 5)Sub(Y/N):Y
6)Inactive(Y/N) 7)ES100  A)ctual B)udget F)orecast or S)tatistical: A
Year: 96
8)       End Date   Per              Curr Amt               YTD
Bal
         01/01/96  BG/96                 0.00      2,066,121.70
         01/26/96  01/96                 0.00      2,066,121.70
         02/23/96  02/96           251,751.38 **   2,317,873.08
         03/29/96  03/96                 0.00      2,317,873.08
         04/26/96  04/96                 0.00      2,317,873.08
         05/31/96  05/96                 0.00      2,317,873.08
         06/28/96  06/96                 0.00      2,317,873.08
         07/26/96  07/96                 0.00      2,317,873.08
         08/30/96  08/96                 0.00      2,317,873.08
         09/27/96  09/96                 0.00      2,317,873.08
         10/25/96  10/96                 0.00      2,317,873.08
         11/29/96  11/96                 0.00      2,317,873.08
         12/31/96  12/96                 0.00      2,317,873.08
         01/01/97  13/96                 0.00      2,317,873.08
         01/01/97  CL/96                 0.00      2,317,873.08

UK 12/31/95 Report

Due SBF =          1,225,948 pounds sterling
Exchange Rate        X 1.553
US dollar          1,903,897  12/31/95
F/X                  162,225
Due from UK
US$ denominated    2,066,122

**Activity Consists of
     $300,000  cash advance
      (48,249) inventory + freight sent to US
      251,751

 SCHOOL BOOK FAIRS LIMITED PRELIMINARY NOTES TO THE ACCOUNTS
Year ended 31 December 1995

13.  CREDITORS:AMOUNTS FALLING DUE WITHIN ONE YEAR
                                                       1995          1994
                                                         POUNDS STERLING
     Bank overdraft (secured - see below)            1,108,550     1,251,344
     Obligations under hire purchase contracts and
       finance leases (see note 15)                     21,046        15,876
     Trade creditors                                 1,541,440     1,676,303
     Amounts owed to group undertakings           A    636,359       148,247
     Taxation and social security                       57,267        31,060
     Other creditors                                                   6,120
     Accruals and deferred income                      132,421       176,938

                                                     3,497,083     3,305,888

     The company has granted a fixed and floating charge on all its assets to secure the bank overdraft.

14.  CREDITORS:AMOUNTS FALLING DUE AFTER MORE THAN ONE YEAR
                                                        1995          1994
                                                          POUNDS STERLING

     Obligations under hire purchase contracts and
       finance leases (see note 15)                      41,424        26,478
     Amounts owed to group undertakings            A    589,589       584,358

                                                        631,013       610,836

                                Sum A= 1,225,948 pounds sterling

15.  BORROWINGS

     Obligations under hire purchase contracts and finance leases are repayable
as follows:
                                                   1995         1994
                                                     POUNDS STERLING
Within one year                                     27,645      19,548
Within one to two years                             22,138      14,641
Within two to five years                            25,779      14,894

                                                    75,562      49,083

Less:finance charges allocated to
   future periods                                  (13,092)     (6,729)
Less:amount included in creditors falling
   due within one year (see note 13)               (21,046)    (15,876)

Amount included in creditors falling due
   after more than one year (see note 14)           41,424      26,478


SCHOOL BOOK FAIRS                                                                                                      31-JAN-96
SUMMARY OF U.K. RECEIVABLE ACTIVITY
FISCAL YEAR 1995
                                                                                                                              A/R
                   A/R                                                                                      INV'D PAYMENT     BAL
  DESCRIPTION   12/31/9   JAN    FEB    MAR  APRIL    MAY   JUNE   JULY    AUG   SEPT    OCT    NOV    DEC  Y-T-D  Y-T-D  12/31/95
- -------------- -------- -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----   -------
CASH TRANSFERS  2956365               157840 156000        160000                                           473840         3430205
SALARY (YATES)        0                                      7006   2335   2335   2919   2335   2335      0  19265           19265
CASES & TRAILER 1264270                                                                                          0         1264270
LEGAL FEES       381088                                                                                          0          381088
SOFTWARE         222241                                                                                          0          222241
CONSULT & MGMT    75844                                                                                          0           75844
LICENSE FEE     2842587  27499  33121  64413   5966  35423  43922   9706   1298  35194  75092 100930   2590 435153         3277740
INVENTORY        774080                                                                                          0          774080
SENTINEL          34600                                                                                          0           34600
TOTE BAGS         22000                                                                                          0           22000
SHIPPING COSTS    23879                                                                                          0           23879
RAMPS              3737                                                                                          0            3737
BUSINESS FORMS    27003                                                                                          0           27003
CASE/TRAILER EX   31742          2110                 3606                                                    5716           37458
COMPUTER EXPENS   26533                                                                                          0           26533
SOLOMON SOFTWAR     425                                                                                          0             425
TRAVEL & ENTERT   17098                               2974                                                    2974           20072
ACCOUNTING FEES   -5128                                                                                          0           -5128
WAREHOUSE EXPEN     124                                                                                          0             124
BOXES               606                                                                                          0             606
LOAN COSTS       232018                                                                                          0          232018
DUTY PAID          3655                                                                                          0            3655
COMPUTER EQUIP.  100046   2015          2325                                                                  4340          104386
BOOK SAMPLES        139                                                                                          0             139
DISPLAY UNITS        74                                                                                          0              74
SHIPPING CARTON    5311                                                                                          0            5311
SUPPLIES           1132                                                                                          0            1132
MISC INC/EXP      -1826                                                                                          0           -1826
INTEREST EXPENS       0                                                                                          0               0
PERSONAL PROP T     613                                                                                          0             613
ADJUSTMENTS      -39811                -9448                                            -4682               -14130          -53941
RECLASS TO INVE-2766821                                                                                          0        -2766821
- -------------- -------- -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----   -----  -------
TOTAL           6233621  29514  35231 215130 161966  42003 210928  12041   3633  38113  72746 103265   2590 927159
PAYMENTS       -4934732                                          -159927                                          -159927 -5094658
               --------                                                                                                   --------
TOTAL           1298889                                                                                                   2066122



Schedule 5(Y)(1)

     (1)            List of employees with salaries - attached

     (2)            Benefits information available in Christchurch

     (3) The Company contributes an amount equal to 2% of salaries with respect to employees and 3% of salaries with respect to persons who are directors and employees to purchase a third party money purchase scheme




SCHOOL BOOK FAIRS LTD - FULL TIME STAFF, MONTHLY PAID
PHILIP HODSON              2                     03/04/96
/SMS/conf.mthdata2doc
  Department             Name                   Title             No   StartDate      Salary/37.5hrs         DepartmentTotal
                                                                         M/D/Y    (In Pounds Sterling)
- ---------------  -------------------  -------------------------- ---   ---------  ---------------------   ------------------
Customer         Mrs R V Cheater      Clerk                       35    040491    8,515                   2 full-time staff
Management
"                Mrs L Edis           Manager                     36    083089    16,000                  -
Data Processing  Mr T D Chapman       Operator/Data analyst       37    111488    15,250                  3 full-time
"                Mrs A G Schellenberg Operator                    38    061890    12,500                  -
"                Mrs I White          Operator                    39    103089    7,540    (30 hours)     1 part-time (year)
"                Mrs M C Young        System Analyst              40    082090    17,595                  -
Editorial        Ms F MacKeith        Editorial Manager           41    102687    15,225                  4 full-time
"                Mrs S F McCabe       Managing Editor/Mat.Leave   42    040291    25,000/14,000  3 days   1 part time - July 96
"                Ms F M Waters        Editorial Director          43    040187    40,500                  -
"                Mrs L Wilson         Managing Editor             44    031191    23,600                  -
"                Mr B J Wead          Admin. Co-ordinator         45    121995    12,500                  -
FINANCE          Mrs C A Atherton     Clerk                       46    110193    6,500    (27.5 hours)   1 part-time (year)
"                Mr G D Bevis         Financial Director          47    060694    35,000                  5 full-time
"                Mrs J M D Davies     Clerk                       48    110689    9,722                   -
"                Mrs J Foulston       Management Accountant       49    111494    18,000                  -
"                Miss C Thorne        Wages Clerk                 50    052891    10,250                  -
"                Mrs P Watson         Clerk                       51    050890    13,816                  -
MANAGEMENT       Mr P J  Hodson       Managing  Director          52    020189    58,500                  2 - full time
"                Mrs S M Somerville   Secretary                   53    100493    15,750                  -
MARKETING        Ms D Foschi          Manager                     54    051595    25,000                  3 - full time
"                Mrs S A M  Harvey    Assistant                   55    082989    11,500                  -
"                Miss S J West        Promotions Manager          56    030690    15,000                  -
OPERATIONS       Ms S T Earicker      Distributor  Assistant      57    102990    10,000                 6 - full time
"                Mrs J E Goldsmith    Stock Clerk                 58    090792    9,833                  -
"                Mr J Hubbard         Inventory Manager           59    100295    19,500                 -
"                Mr L R C  Merrell    Operations Director         60    072291    35,000                 -
"                Mr L E Pine          Distribution Manager        61    070488    21,500                 -
"                Mrs J Target         Stock Clerk                 62    020689    9,833                  -
TELE-SALES       Mrs G R Driver       Clerk                       63    090291    9,500                  2 - full time
"                Ms M C Hanslip       Manager                     64    041188    18,367                 -
WAREHOUSE/MAIN   Mr R J Beckley       Assistant                   65    051490    8,200                  8 - full time
"                Mr M Brooks          Assistant                   66    012389    10,656                 -
"                Mr A J Brown         Manager                     67    100190    15,062                 -
"                Mr S P R  Bunn       Assistant                   68    112392    8,540                  -
"                Mr G Coleman         Assistant                   69    082288    10,090                 -
"                Mrs M Dickeson       Assistant                   70    050289    9,341                  -
"                Mrs H D Robinson     Assistant                   71    100289    8,523                  -
"                Mr J A Wesley        Assistant                   72    101695    7,717                  -
WAREHOUSE /TBF   Mr M Davis           Assistant                   73    010494    8,250                  3 full time
"                Mr G J  Ellis        Manager                     74    120390    15,569                 -
"                Mrs W P Hadden       Assistant                   75    050890    7,625                  -

SCHOOL BOOK FAIRS LTD  - PART-TIME STAFF
PHILIP HODSON              3                     27/02/96
/SMS/conf.staf.dat2.doc

       Department               Name            Title      No    StartDate      Hourlypaid/30hours       Department Total
                                                                   M/D/Y        (In Pounds Sterling)
 ---------------------   ------------------  ----------- ----    ---------      --------------------     ------------------
Customer Management      Mrs D J Brown       Clerk         1      090892        4.40 = 5,280             8 part-time staff
"                        Mrs F B Cracknell   Clerk         2      082995        4.40 = 5,280             -
"                        Mrs J English       Clerk         3      051595        4.40 = 5,280             -
"                        Mrs J  B Evans      Clerk         4      090291        4.40 = 5,280             -
"                        Mrs C A Rice        Clerk         5      100894        4.40 = 5,280             -
"                        Mrs K E Southgate   Clerk         6      091195        4.40 = 5,280             -
"                        Mrs S P Stubbs      Clerk         7      091790        4.40 = 5,280             -
"                        Miss S J Whitfield  Clerk         8      091195        4.40 = 5,280             -
Teacher Book Fairs Sales Mrs V M Baptiste    Tele-Sales    9      060692        4.40 = 5,280             7 part-time staff
"                        Mrs D Collins       Tele-sales    10     090495        4.40 = 5,280             -
"                        Mrs S M Groves      Tele-sales    11     100394        4.80 = 5,760             -
"                        Mrs T J Hill        Tele-sales    12     091790        4.80 = 5,760             -
"                        Mrs W Lovegrove     Clerk         13     091790        4.00 = 4,800             -
"                        Mrs Y D Martin      Tele-sales    14     090192        4.40 = 5,280             -
"                        Mrs J A Utting      Tele-sales    15     090192        4.40 = 5,280             -
Case Fairs Sales         Mrs A V Applegate   Tele-sales    16     082688        5.00 = 6,000             13 part-time staff
"                        Mrs E F Brown       Tele-sales    17     040395        4.00 = 4,800             -
"                        Mrs S M Cohen       Tele-sales    18     041894        4.40 = 5,280             -
"                        Mrs J Cottington    Tele-sales    19     041393        4.40 = 5,280             -
"                        Mrs V Fitzgerald    Tele-Sales    20     090594        4.40 = 5,280             -
"                        Mrs R D Hughes      Tele-sales    21     041995        4.40 = 5,280             -
"                        Mrs S M Hynson      Tele-sales    22     010488        4.40 = 5,280             -
"                        Mrs S L Kimber      Tele-sales    23     090594        4.40 = 5,280             -
"                        Mrs Y J Lowe        Tele-sales    24     010594        4.40 = 5,280             -
"                        Mrs M Morrell       Tele-sales    25     100295        4.40 = 5,280             -
"                        Mrs S A Simmons     Tele-sales    26     082989        5.00 = 6,000             -
"                        Mrs K A Simpson     Tele-sales    27     090291        4.40 = 5,280             -
"                        Mrs L S Stacey      Tele-sales    28     041393        5.00 = 6,000             -
Warehouse - Despatch     Mrs M L Fearnhead   Assistant     29     041194        4.00 = 4,800             6 part-time staff
"                        Mrs S L Finney      Assistant     30     092490        4.00 = 4,800             -
"                        Mrs S Gibbins       Assistant     31     111990        4.00 = 4,800             -
"                        Mrs J A Partington  Assistant     32     101689        4.00 = 4,800             -
"                        Mrs D Stokes        Assistant     33     061890        4.00 = 4,800             -
"                        Mrs M A Winter      Assistant     34     030590        4.00 = 4,800             -


NOTE
- ----
TELE-SALES STAFF WORK ON A HOURLY RATE PLUS COMMISSION FOR EACH FAIR BOOKED.

COMMISSION PAID IS IN THE RANGE OF 3 - 7 POUNDS STERLING DEPENDING ON THE FAIR TAKINGS / TIME OF FAIR/ COMPETITOR ETC.

ADDITIONALLY, A TERMLY BONUS IS PAID ON THE TOTAL SALES OF THE DEPARTMENT AND THE INDIVIDUAL PERFORMANCE DURING THE TERM.

EX -13

To Our Stockholders:

The 1994 PAGES consolidated financial statements reflect operating results that were disappointing and below forecast for both business segments. The loss for the year was attributable to a combination of factors, including a shortfall in fourth quarter sales; expenses incurred to support higher levels of sales that did not materialize; and additional costs and expenses for integrating acquisitions, accelerating the growth of book clubs, and developing historical channels of distribution.

We are continuing our re-engineering efforts aimed at reducing operating costs, streamlining operating procedures, and renewing marketing strategies. Full-time staffing levels have been reduced by approximately 14% from year-end levels, and we continue to review our product lines and distribution channels for additional cost savings. Our immediate objective is to return both business segments to profitability.

For the long term, PAGES is focusing its resources and efforts on its primary business segment - children's literature - and expanding its distribution network with a renewed emphasis on book fairs. This commitment is a challenging one. Competition in the book fair business in the United States and abroad has increased sharply. However, we firmly believe we can be successful. Our book fair business has been in existence for more than 20 years and is one of the oldest and most respected in the industry. We provide our customers an excellent book fair with exceptional product and service.

We have entered into several strategic alliances with major publishers of children's literature, and we will commit to other such alliances when they are of mutual benefit. We have acquired regional book fair providers, enterprises serving the library and school markets, and businesses that are book-club based, and we will continue to consummate similar transactions when they become available and are of benefit to the Company. We completed an $8 million plus common stock offering in the summer of 1994 and our bank lines of credit have been renewed in 1995. Thus PAGES is postured for the competitive environment and poised for future growth. Our renewed commitment to our primary business segment should allow us to earn a respectable profit as we grow and enhance PAGES' value to our stockholders.

We thank our stockholders, customers, distributors, suppliers and employees for your continued loyalty and support.

Richard A. Stimmel, President

S. Robert Davis, Chairman


DIRECTORS:

S. Robert Davis, Chairman of the Board
Richard A. Stimmel, President
Charles R. Davis, Executive Vice President
Juan F. Sotos, M.D., Professor of Pediatrics at the Ohio State University College of Medicine and Chief of Endocrinology and Metabolism at Children's Hospital, Columbus, Ohio
Robert J. Tierney, Ph.D., Professor of Education at the Ohio State University

CORPORATE OFFICERS:
S. Robert Davis, Chairman
Richard A. Stimmel, President, Treasurer
Charles R. Davis, Executive Vice President, Secretary
Randall J. Asmo, Vice President

COMMITTEES OF THE BOARD:
Audit Committee - Juan F. Sotos, M.D.,
Robert J. Tierney, Ph.D., and S. Robert Davis
Compensation Committee - Juan F. Sotos, M.D.,
Robert J. Tierney, Ph.D., and Richard A. Stimmel

STOCK TRANSFER AGENT AND REGISTRAR:
The Huntington Trust Company, NA
Huntington Center
Columbus, Ohio 43287
(614) 480-3760


AUDITORS
Deloitte & Touche LLP
201 East Kennedy Boulevard
Suite 1200
Tampa, Florida 33602

DOMESTIC OFFICES:
PAGES, Inc.
Corporate Headquarters:
801 94th Avenue North
St. Petersburg, Florida 33702

Administrative Offices:
5720 Avery Road
Dublin, OH 43016

School Book Fairs, Inc.
Headquarters:
801 94th Avenue North
St. Petersburg, Florida 33702

Distribution Center:
6575 Huntley Road, Unit B
Worthington, Ohio 43229

C.A. Short Company
Headquarters and Distribution Center:
4205 East Dixon Boulevard
Shelby, North Carolina 28150

FOREIGN SUBSIDIARIES
AND DIVISIONS:

Canada
Great Owl Book Fairs
257 Finchdene Square, Unit 7
Scarborough, Ontario M1X 1B9

United Kingdom
School Book Fairs, Limited
5 Airspeed Road
Priory Industrial Park
Christchurch, Dorset BH23 4HD, England


FORM 10-K AVAILABLITY:
Stockholders may obtain, without charge, a copy of the Company's Form 10-K report for the year ended December 31, 1994, except that a reasonable fee may be imposed for copies of exhibits to the Form 10-K. This document, filed annually with the Securities and Exchange Commission, contains certain additional information.

For more information contact:
Director of Stockholder Relations
PAGES, Inc.
801 94th Avenue North
St. Petersburg, Florida 33702
(813) 578-3300