Form 10-Q
period 1996-03-31
PAGES INC /OH/
filed 1996-05-15
CIK 354564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    FORM 10-Q

        (Mark One)
        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 1996

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

YES    X            NO
    ------              ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of latest practicable date:   5,462,153 common shares
outstanding, each $0.01 par value, as of May 1, 1996.

                          PAGES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995



ASSETS                                                        1996         1995
                                                      ------------  -----------
Current assets:
  Cash                                                $    176,649  $   532,855
  Accounts receivable, net of allowance for
     doubtful accounts of $426,000 and $457,000,
     respectively                                        7,123,330    9,931,548
  Inventory                                             18,607,814   27,840,561
  Prepaid expenses                                       1,887,531    2,229,829
                                                      ------------  -----------
            Total current assets                        27,795,324   40,534,793
                                                      ------------  -----------

Property and equipment:
  Buildings                                              4,256,881    4,256,881
  Equipment                                              3,492,931    5,810,714
                                                      ------------  -----------
                                                         7,749,812   10,067,595
         Less accumulated depreciation                  (2,086,932)  (3,442,661)
                                                      ------------  -----------
                                                         5,662,880    6,624,934
  Land                                                     631,468      631,468
                                                      ------------  -----------

         Total property and equipment, net               6,294,348    7,256,402
                                                      ------------  -----------

Other assets:
  Cost in excess of net assets acquired,
     net of accumulated amortization of $520,531
     and $479,075, respectively                          5,953,123    5,994,579
  Other                                                  1,004,772    1,063,701
                                                      ------------  -----------

                                                         6,957,895    7,058,280
                                                      ------------  -----------

                TOTAL ASSETS                           $41,047,567  $54,849,475
                                                      ------------  -----------



                   See accompanying notes

                          PAGES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995



LIABILITIES AND
STOCKHOLDERS' EQUITY                                          1996         1995
                                                      ------------  -----------

Current liabilities:
  Accounts payable                                      $3,607,126   $8,394,054
  Short-term debt obligations                            -            5,478,407
  Accrued liabilities                                    3,338,152    2,417,940
  Accrued tax liabilities                                3,167,219    3,216,088
  Deferred revenue                                       6,671,151    6,970,220
  Current maturities on long-term debt obligations         155,881      157,145
  Current maturities on capitalized lease obligations       64,328      168,619
                                                      ------------  -----------

    Total current liabilities                           17,003,857   26,802,473
                                                      ------------  -----------

Long-term obligations                                   10,351,745   17,373,403
                                                      ------------  -----------


Stockholder's Equity:
  Preferred stock: $.01 par value; authorized
   300,000 shares; none issued and outstanding
  Common stock: $.01 par value; authorized
    20,000,000 shares; issued 5,615,181 and
    5,474,556 shares, respectively                          56,152       54,746
  Capital in excess of par value                        22,882,537   22,760,194
  Foreign currency translation, net of tax                    -        (374,654)
  Accumulated deficit                                   (9,005,601) (11,525,564)
                                                      ------------  -----------
                                                        13,933,088   10,914,722
  Less 298,713 shares of common stock in
    treasury, at cost                                     (241,123)    (241,123)
                                                      ------------  -----------

  Total stockholders' equity                            13,691,965   10,673,599
                                                      ------------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $41,047,567  $54,849,475
                                                      ------------  -----------


                   See accompanying notes

                          PAGES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1996 and 1995



                                                              1996         1995
                                                      ------------  -----------

Revenues                                               $15,221,985  $18,913,877
                                                      ------------  -----------

Costs and expenses:
  Cost of goods sold                                     9,102,620   11,212,859
  Selling, general and administrative                    6,170,780    7,660,515
  Interest                                                 368,146      555,474
  Depreciation and amortization                            315,813      381,102
  Gain on sale of distribution channel                  (3,255,337)           -
                                                      ------------  -----------

                                                        12,702,022   19,809,950
                                                      ------------  -----------

Income/(loss) from continuing operations
  before income taxes                                    2,519,963     (896,073)

Benefit for income taxes                                         -      350,000
                                                      ------------  -----------

Income/(loss) from continuing operations                 2,519,963     (546,073)

Discontinued operations                                          -     (175,494)
                                                      ------------  -----------

    NET INCOME/(LOSS)                                 $  2,519,963 $   (721,567)
                                                      ------------  -----------

Income/(loss) per common share:
  Income/(loss) from continuing operations            $       0.44 $     ( 0.11)
  Discontinued operations                                     0.00        (0.04)
                                                      ------------  -----------
Income/(loss) per common share                        $       0.44 $     ( 0.15)
                                                      ------------  -----------

Weighted average common and common
  equivalent shares outstanding                          5,721,000    4,789,000
                                                      ------------  -----------









                   See accompanying notes

                          PAGES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1996 and 1995


                                                              1996         1995
                                                      ------------  -----------

Cash flows from operating activities:
  Net income/(loss)                                     $2,519,963   $ (721,567)
                                                      ------------  -----------

Adjustments to reconcile net income/(loss)
  to cash provided by operating activities:
  Depreciation and amortization                            315,813      381,102
  Gain on sale of distribution channel                  (3,255,337)           -
  Deferred income taxes                                          -     (350,000)

Changes in assets and liabilities, net of effect of disposition in 1996 and acquisition in 1995 by the children's literature segment:

(Increase) decrease in assets:
  Accounts receivable                                    2,075,772    3,525,278
  Inventory                                              2,767,974     (157,896)
  Prepaid expenses and other assets                       (347,294)     (13,282)

Decrease in liabilities:
  Accounts payable and accrued liabilities              (3,008,356)    (631,754)
  Deferred revenue                                        (299,069)    (493,330)
                                                      ------------  -----------
    Total adjustments                                   (1,750,497)    2,260,118
                                                      ------------  -----------
       Net cash provided by operating activities           769,466     1,538,551
                                                      ------------  -----------

Cash flows from investing activities:
  Proceeds from sale of property and equipment               8,031            -
  Payments for purchases of property and equipment         (50,581)    (172,765)
  Proceeds from disposition in children's literature
    segment                                             11,287,500            -
  Payment for acquisition by children's literature
    segment                                                      -     (733,000)
                                                      ------------  -----------
       Cash provided by(used in) investing activities   11,244,950     (905,765)
                                                      ------------  -----------

Cash flows from financing activities:
  Proceeds from debt obligations                        16,957,372   19,247,563
  Principal payments on debt and lease obligations     (29,438,044) (20,450,148)
  Proceeds from issuance of stock                          123,749            -
                                                      ------------  -----------
       Cash used in financing activities               (12,356,923)  (1,202,585)
                                                      ------------  -----------

  Effect of exchange rate changes on cash                  (13,699)      (8,918)
                                                      ------------  -----------
  Decrease in cash                                        (356,206)    (578,717)
  Cash, beginning of period                                532,855      671,602
                                                      ------------  -----------
  Cash, end of period                                 $    176,649 $     92,885


Supplemental disclosures of cash flow information:
      Cash paid for interest:                         $    430,947 $    495,596
                                                      ------------  -----------
      Cash paid for taxes:                            $          0 $          0
                                                      ------------  -----------



                   See accompanying notes

                                   PAGES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements have not been audited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented, after elimination of all material intercompany accounts and transactions. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1995. The consolidated group will be collectively referred to as "the Company". The operations of School Book Fairs, Inc. ("SBF") are the Company's children's literature business segment and the operations of Clyde A. Short Company, Inc. ("CAS") are the Company's incentive/recognition awards business segment.

      The Company's business segments are highly seasonal with the children's literature business cycle closely correlating the school year and the incentive/recognition awards business skewed toward the end of a calendar year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Internal Revenue Service Assessment

     During the Spring of 1993, the Company was advised that the Internal Revenue Service ("IRS") may assess additional income taxes in connection with the examination of the tax returns of School Book Fairs and its affiliates for the fiscal years ending July 31, 1989, 1990, and 1991. In June 1993, the Company recorded a $2 million adjustment to its purchase price allocation of SBF assets, which increased the cost in excess of assets acquired (i.e. -goodwill) and recorded a corresponding increase in accrued tax liabilities and related costs.

      In October of 1995, the Company received four Notices of Deficiency from the IRS relating to this examination. The Notices of Deficiency assessed additional income taxes of $4,693,681 and penalties of $1,358,630. Using a constant annual interest rate of 9%, interest payable as of March 31, 1996, on the aforementioned asserted deficiencies would approximate $4 million. The asserted deficiencies are attributable primarily to a restructuring of SBF and related entities that occurred on August 31, 1988, in which, along with other events, certain assets were transferred between related companies. The IRS has challenged, among other things, the values assigned to those assets by the parties to the transaction, contending that the assets were undervalued and that SBF recognized a substantial taxable gain in the transaction. The Company intends to vigorously contest the various assertions made by the IRS in the notices of deficiency and believes the IRS's position regarding the adjustments to taxable income is substantially overstated. The Company has retained the law firm of Akin, Gump, Strauss, Hauer & Feld as counsel, and in January 1996, filed petitions with the Tax Court disputing the IRS valuation of the assets transferred, and other points in the IRS assessment.

      On March 7, 1996, the IRS filed answers to each of the four petitions, generally denying the allegations set forth therein. The Company is unable to determine the ultimate outcome of this uncertainty and accordingly, has not provided for any additional amounts in excess of the $2 million relating to this assessment in its March 31, 1996 financial statements. A resolution of these matters in favor of the IRS could adversely affect the liquidity of the Company and, if greater than $2 million, would affect earnings in the year any such assessment is sustained.

Discontinued Operations

      In  1995, the Company adopted plans to discontinue the operations of its
Read Aloud Book Club division (the "Club").   The Company anticipates that
operations of the Club will cease in the second quarter of 1996. The Club is accounted for as a discontinued operation in the accompanying consolidated
statements of operations.   Losses anticipated to be incurred between the
measurement date (December 31, 1995) and the expected date on which operations will cease, as well as phase out costs on the Club, were provided for in the December 31, 1995 consolidated financial statements.

Disposition of United Kingdom and Discontinuance of Canadian
Distribution Channels

      On March 6, 1996, the Company sold to Scholastic Limited, a United Kingdom subsidiary of Scholastic, Inc. and its affiliates ("Scholastic") all the capital stock of School Book Fairs, Limited ("Limited"), the Company's United Kingdom
subsidiary for $4,764,781 cash.   Additionally, as part of the transaction, (i)
Scholastic paid in full (1) the outstanding balance of $2,129,846 due by Limited to Lloyds Bank and (2) an intercompany payable due from Limited to the Company in the amount of $2,317,873 and (ii) the Company signed a Non-Competition Agreement pursuant to which, in return for the payment of $1,500,000 in cash, the Company agreed for a five-year period not to compete with the book fair business of Scholastic and its affiliates in the following countries: Canada, the United Kingdom, Ireland, Germany, Italy, Greece, Eastern Europe, including without limitation, the Commonwealth of Independent States, Turkey, the countries of the Middle East and Africa.

      On March 6, 1996, the Company closed its distribution channel in Canada and on March 13, 1996, the Company sold a portion of its inventory in Canada to Scholastic Canada, Ltd., a corporation organized under the laws of Canada for $575,000 cash.

     The net proceeds of the above-described transactions of $8,950,000 after the pay off of the Lloyds Bank debt and estimated transaction costs were used to
reduce the Company's domestic bank indebtedness.   Included in the accompanying
March 31, 1996, consolidated financial statements is a $3,255,337 gain on the transaction.

New Bank Agreement

      On March 27, 1996, the Company negotiated a new $16 million revolving credit facility to replace the previous $25 million of domestic bank credit line. The credit facility consists of the following: a $5 million long-term credit loan for use in the incentive/recognition awards business (the "CA Short Line") and an $11 million long-term credit loan for use in the children's literature business (the "School Book Fairs Line"). The interest rate on the facility is prime plus 1%. The facility is due in full by June 1, 1997, subject to annual renewals.

Three months ended March 31, 1996, Compared to three months ended March 31, 1995

Information about the Company's operations by business segments:


                             Incentive/              Children's
                             Recognition Awards      Literature              Corporate    Consolidated
                             --------------------    --------------------    ---------    --------------------
                             Millions  Percentage    Millions  Percentage    Millions     Millions  Percentage
                             --------  ----------    --------  ----------    --------     --------  ----------
Quarter Ended
  March 31, 1996:
  Revenues                   $5.8      100.0         $9.4      100.0                      $15.2     100.0
  Gross Profit                2.4       41.0          3.7       39.7                        6.1      40.2
  Selling, general & admin.   1.9       33.7          4.1       43.0         0.2            6.2      40.5
  Depreciation & amort.       0.1        1.4          0.2        2.5                        0.3       2.1
  Gain on sale of
    distribution channel                   -          3.3       34.4                        3.3      21.4
Operating Income/(loss)       0.5        8.1          2.6       27.3        (0.2)           2.9      19.0

Interest expense                                                                            0.4       2.4
Income before income taxes                                                                  2.5      16.6

Quarter  Ended
  March 31, 1995:

  Revenues                    4.8      100.0         14.1      100.0                       18.9     100.0
  Gross Profit                2.0       41.3          5.7       40.5                        7.7      40.7
  Selling, general & admin.   2.0       41.6          5.5       38.8         0.2            7.7      40.5
  Depreciation & amort.       0.1        1.5          0.3        2.2                        0.4       2.0
  Operating loss             (0.1)      (1.9)        (0.1)      (1.3)       (0.2)          (0.4)     (1.8)

  Interest expense                                                                          0.5       2.9
  Loss from continuing operations,
       before income taxes                                                                 (0.9)     (4.7)
 Discontinued operations                             (0.2)      (1.2)                      (0.2)     (1.0)
 Loss before income taxes                                                                  (1.1)     (5.7)

      Consolidated revenues for the three months ended March 31, 1996, approximated $15.2 million compared to approximately $18.9 million for the three months ended March 31, 1995, a decrease of 20% or approximately $3.7 million. The Company's children's literature business segment accounted for approximately $9.4 million of revenues for the three months ended March 31, 1996, compared to approximately $14.1 million of revenues for the three months ended March 31, 1995, a decrease of 33% or approximately $4.6 million. The decrease in revenues in the children's literature business segment is principally attributable to the following: the sale of the United Kingdom operations in early March 1996; the discontinuance of the Canadian distribution channel in early March 1996; an approximate 16% reduction in the number of domestic book fair events held in the current quarter compared to the same period in 1995; and the disposal and phase out of certain children's literature business segment distribution channels in the third and fourth quarters of 1995.

      The Company's incentive/recognition awards business segment accounted for approximately $5.8 million in revenues for the three months ended March 31, 1996, compared to $4.8 million in revenues for the three months ended March 31, 1995, an increase of 19% or approximately $1 million. The increase is principally attributable to maintaining volume on certain existing customers coupled with increasing volume from new accounts. The majority of revenues generated by the incentive/recognition awards business segment are from the sale of products, and revenues from services are insignificant.

      Consolidated cost of goods sold was approximately $9.1 million for the three months ended March 31, 1996, compared to approximately $11.2 million for the three months ended March 31, 1995, a decrease of 19% or approximately $2.1 million. The Company's children's literature business segment accounted for approximately $5.7 million of consolidated cost of goods sold for the three months ended March 31, 1996, compared to approximately $8.4 million for the three months ended March 31, 1995, a decrease of 32% or approximately $2.7 million. The decrease in cost of goods sold was due to the reduction in revenues. As a percentage of revenues from the children's literature business segment, cost of goods sold increased by 0.8% to 60.3% during the first quarter of 1996 compared to 59.5% for the same period in 1995. The increase in cost of goods sold as a percentage of revenues is due to a change in product mix.

      The Company's incentive/recognition awards business segment accounted for approximately $3.4 million of consolidated cost of goods sold for the three months ended March 31, 1996 compared to approximately $2.8 million for the three months ended March 31, 1995, an increase of 20% or approximately $600,000. The increase in cost of goods sold was attributable to the increase in revenues. As a percentage of revenues from the incentive/recognition awards business segment, cost of goods sold increased 0.3% to 59.0% in 1996, from 58.7% in 1995. The 0.3% increase in cost of goods sold is principally attributable to a change in product mix.

       Consolidated selling, general, and administrative expense was approximately $6.2 million for the three months ended March 31, 1996, compared to approximately $7.7 million for the three months ended March 31, 1995, a decrease of 19% or approximately $1.5 million. Selling, general, and administrative expense associated with the Company's children's literature business segment was approximately $4.1 million for the three months ended March 31, 1996, compared to $5.5 million for the three months ended March 31, 1995, a decrease of 25% or approximately $1.4 million. The decrease in selling, general and administrative expense is attributable to re-engineering efforts implemented in 1995 which included full-time staffing level reductions and due to the sale of the United Kingdom subsidiary in early March 1996.

     Selling, general, and administrative expense associated with the Company's incentive/recognition awards business segment was approximately $1.9 million for the three months ended March 31, 1996, compared to approximately $2 million for the three months ended March 31, 1995, a decrease of 3% or approximately $100,000. The decrease in selling, general, and administrative expense is primarily due to numerous cost reduction efforts implemented by the Company.

       Consolidated general corporate and administrative expense was approximately $155,000 for the three months ended March 31, 1996, compared to $188,000 for the three months ended March 31, 1995, a decrease of 17.5% or approximately $33,000.

       Consolidated interest expense was approximately $368,000 for the three months ended March 31, 1996, compared to $555,000 for the three months ended March 31, 1995, a decrease of 34% or $187,000. In connection with the sale of the United Kingdom distribution channel in March 1996, a portion of the
proceeds was used to pay down outstanding debt.   The average outstanding debt
for the three months ended March 31, 1996 approximated $18.3 million compared to
$25.9 million for the three months ended March 31, 1995.   Additionally, the
average interest rate for the three months ended March 31, 1996 approximated 8.85% compared to approximately 9.33% for the three months ended March 31, 1995.

      Consolidated depreciation and amortization expense was approximately $316,000 for the three months ended March 31, 1996, compared to $381,000 for the three months ended March 31, 1995, an decrease of 17% or approximately $65,000. The decrease in depreciation and amortization expense was principally attributable to the disposal of the United Kingdom distribution channel in early March 1996 and its related fixed assets.

      The income tax provision for the three months ended March 31, 1996 was $0. The current period provision is based on the Company's anticipated annual effective tax rate.

       Earnings per common and common equivalent share increased to earnings of $0.44 for the three months ended March 31, 1996, compared to a loss of $0.15 for the three months ended March 31, 1995. The increase in per share amounts was attributable to the approximate $3.3 million gain recorded on the sale of the United Kingdom distribution channel in the current quarter.


Liquidity and Capital Resources:

      The Company's primary sources of liquidity have been cash generated from operating activities from both of its business segments, and amounts available under its existing credit facilities. Additionally, the Company generated cash from the sale of its United Kingdom distribution channel in March 1996. The Company's primary uses of funds consist of financing inventory and receivables for both business segments, with the funding of acquisitions as a secondary use.

     The following table presents a summary of the Company's cash flows (in thousands) for the three months ended March 31, 1996 and 1995:

                                                      Three Months Three Months
                                                             Ended        Ended
                                                         March 31,    March 31,
                                                              1996         1995
                                                      ------------  -----------

Cash   provided   by  operating  activities           $        769 $      1,539

Capital expenditures, net                                      (51)        (173)

Net borrowings on debt obligations                         (12,480)      (1,203)

Payment for business acquisitions                                -         (733)

Proceeds  from disposition in children's
    literature segment                                      11,288            -

Other                                                          118           (9)
                                                      ------------  -----------

Net decrease in cash                                  $       (356) $      (579)
                                                      ------------  -----------


     The Company has a $16 million revolving credit facility which consists of the following: a $5 million short-term credit line ($3,970,708 unused at March 31, 1996) for use in the incentive/recognition awards business (the "CA Short Line") and an $11 million short-term credit line ($2,918,145 unused at March 31,
1996) for use in the children's literature business (the "School Book Fairs Line"). The CA Short Line and School Book Fairs Line are due in full on June 1, 1997, subject to annual renewal.

      The Company anticipates that operating cash flows during the next twelve months will cover operating expenditures and meet the current maturities on long-term obligations. The Company does not anticipate any material expenditures for property, plant and equipment during the next twelve months. Should the Internal Revenue Service prevail in a potential tax assessment, it would place additional demands on the Company's cash and lines of credit.

      During 1995, Gruner + Jahr Printing and Publishing Company ("G+J") filed an action against the Company seeking in excess of $900,000 in damages which has been stayed by the court pending the resolution of an action filed by the Company in federal court against G+J and Gareth Stevens, Inc., seeking compensation arising out of the Company's purchase from G+J of the Read Aloud
Book Club.   Gareth Stevens, Inc. filed a counterclaim in the action seeking an
unspecified amount of damages.   The federal court action is in the pleading and
discovery stage and it is not possible at this time to predict the outcome. However, if the Company is unsuccessful in its action and G+J and Gareth Stevens are successful, the Company's liquidity may be adversely affected.

Seasonality:

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

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit Number 11
               Computation of Earnings Per Share
          (b) A report on Form 8-K dated March 6, 1996, was filed on March 19, 1996, under Item 2 disclosing the disposition of the United Kingdom subsidiary and the closing of the Canadian distribution channel.

                                    Signature
                                   -----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PAGES, INC.
                                   -----------------------
                                   Registrant




Date: May 15, 1996              By: /s/ Tamara L. Zeph
      ------------------            -----------------------
                                    Tamara  L.  Zeph,
                                    Principal Financial and
                                    Accounting Officer

                                   EXHIBIT II
                          PAGES, INC. AND SUBSIDIARIES
                        COMPUTATION OF PER SHARE EARNINGS


                                                      Three Months Three Months
                                                             Ended        Ended
                                                         March 31,    March 31,
                                                              1996         1995
                                                      ------------  -----------
Primary:
Weighted average number of
  common shares outstanding                              5,180,000    4,789,000

Adjustment for stock options
  which have a dilutive effect
  based upon the average market
  price for common stock:
  Add dilutive effect                                    1,424,000            -
  Deduct shares that could be
    repurchased from the proceeds
    of dilutive options                                   (883,000)           -
                                                      ------------  -----------

Weighed average common and
   common equivalent shares                              5,721,000    4,789,000
                                                      ------------  -----------



Income/(loss) from continuing operations               $ 2,519,963  $  (546,073)
Discontinued operations                                          -     (175,494)
                                                      ------------  -----------
Net income/(loss)                                        2,519,963     (721,567)
Earnings adjustment (20% rule)                                   -            -
                                                      ------------  -----------
Net income/(loss) for computation purposes             $ 2,519,963  $  (721,567)
                                                      ------------  -----------

Income/(loss) per common share:
Income/(loss) from continuing operations               $      0.44  $     (0.11)
Discontinued Operations                                          -        (0.04)
                                                      ------------  -----------
Earnings/(loss) per common and common
  equivalent share                                     $      0.44  $     (0.15)
                                                      ------------  -----------

                                                      Three Months Three Months
                                                             Ended        Ended
                                                         March 31,    March 31,
                                                              1996         1995
                                                      ------------  -----------
Fully diluted:
Weighted average number of
  common shares outstanding                              5,180,000    4,789,000

Adjustment for stock options
  which have a dilutive effect
  based upon the average market
  price for common stock:
  Add dilutive effect                                    1,424,000            -
  Deduct shares that could be
    repurchased from the proceeds
    of dilutive options                                   (883,000)           -
                                                      ------------  -----------

Fully diluted shares                                     5,721,000    4,789,000
                                                      ------------  -----------


Income/(loss) from continuing operations               $ 2,519,963  $  (546,073)
Discontinued operations                                          -     (175,494)
                                                      ------------  -----------
Net income/(loss)                                        2,519,963     (721,567)
Earnings adjustment (20% rule)                                   -            -
                                                      ------------  -----------
Net income/(loss) for computation purposes             $ 2,519,963  $  (721,567)
                                                      ------------  -----------

Income/(loss) per common share:
Income/(loss) from continuing operations               $      0.44  $     (0.11)
Discontinued Operations                                          -        (0.04)
                                                      ------------  -----------
Earnings/(loss) per common and common
  equivalent share assuming full dilution              $      0.44  $     (0.15)
                                                      ------------  -----------