Form 10-Q
period 1996-06-30
PAGES INC /OH/
filed 1996-08-13
CIK 354564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended June 30, 1996

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

YES    X       NO
     ----          ----

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date: 5,462,153 common shares outstanding, each with par value $0.01, as of August 9, 1996.

                          PAGES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1996 and December 31, 1995
                      -------------------------------------

ASSETS                                                     1996            1995
                                                   ------------   -------------
  Current assets:
    Cash                                           $    212,679    $    532,855
    Accounts  receivable, net of  allowance
     for doubtful accounts  of $393,000 and
     $457,000, respectively                           3,612,776       9,931,548
    Inventory                                        16,339,963      27,840,561
    Prepaid expenses                                  1,849,255       2,229,829
                                                    -----------     -----------
       Total current assets                          22,014,673      40,534,793
                                                    -----------     -----------

  Property and equipment:
    Buildings                                         4,256,881       4,256,881
    Equipment                                         3,762,876       5,810,714
                                                    -----------     -----------
                                                      8,019,757      10,067,595
       Less accumulated depreciation                 (2,258,571)     (3,442,661)
                                                    -----------     -----------
                                                      5,761,186       6,624,934
  Land                                                  631,468         631,468
                                                    -----------     -----------

      Total property and equipment, net               6,392,654       7,256,402
                                                    -----------     -----------

  Other assets:
     Cost  in excess of net assets acquired, net
      of accumulated amortization of $561,986
      and  $479,075, respectively                     5,911,668       5,994,579
    Other                                               952,066       1,063,701
                                                    -----------     -----------
                                                      6,863,734       7,058,280
                                                    -----------     -----------
TOTAL ASSETS                                        $35,271,061     $54,849,475
                                                    ===========     ===========

                             See accompanying notes

                          PAGES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1996 and December 31, 1995

LIABILITIES AND STOCKHOLDERS' EQUITY                      1996            1995
                                                   -----------     -----------
    Current liabilities:
      Accounts payable                           $   1,728,542    $  8,394,054
      Short-term debt obligations                    7,713,582       5,478,407
      Accrued liabilities                            2,163,795       2,417,940
      Accrued tax liabilities                        3,151,945       3,216,088
      Deferred revenue                               6,360,812       6,970,220
      Current maturities on long-term debt             158,676         157,145
        obligations
      Current maturities on capitalized lease           64,039         168,619
        obligations
                                                   -----------     -----------
          Total current liabilities                  21,341,391      26,802,473
                                                    -----------     -----------
    Long-term obligations                             1,177,900      17,373,403
                                                    -----------     -----------

   Stockholders' Equity:
     Preferred shares: $.01 par value; authorized
        300,000 shares; none issued and outstanding
     Common shares: $.01 par value; authorized
        20,000,000 shares; issued 5,760,866 and
        5,474,556 shares, respectively                   57,609         54 ,746
      Capital in excess of stated value              23,037,103      22,760,194
      Foreign currency translation, net of tax              ---        (374,654)
      Accumulated deficit                           (10,101,819)    (11,525,564)
                                                     -----------     -----------
                                                     12,992,893      10,914,722
    Less 298,713 shares of common stock in
       treasury, at cost                               (241,123)       (241,123)
                                                    -----------     -----------
           Total stockholders' equity                12,751,770      10,673,599
                                                    -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $35,271,061     $54,849,475
                                                    ===========     ===========


                             See accompanying notes.

                          PAGES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three months and the six months ended June 30, 1996
           -----------------------------------------------------------
           and the three months and the six months ended June 30, 1995
           -----------------------------------------------------------

                                                    Three Months                        Six Months
                                          -------------------------          -------------------------
                                                 1996          1995                 1996         1995
                                          -----------   -----------          -----------   -----------

Revenues                                  $10,813,377   $16,571,657          $26,035,362   $35,485,534
                                          -----------   -----------          -----------   -----------
Costs and expenses:
  Cost of goods sold                        6,534,097     9,876,028           15,636,717    21,088,887
  Selling, general and administrative       4,954,320     6,693,521           11,125,100    14,354,033
  Interest                                    185,332       504,949              553,478     1,060,423
  Depreciation and amortization               235,846       389,720              551,659       770,822
  Foreign exchange                                ---           (30)                 ---           (30)
Gain on sale of distribution channel              ---           ---           (3,255,337)          ---
                                          -----------   -----------          -----------   -----------
                                           11,909,595    17,464,188           24,611,617    37,274,135
                                          -----------   -----------          -----------   -----------
Income/(loss) from continuing
  operations before income taxes           (1,096,218)     (892,531)           1,423,745    (1,788,601)

Benefit for income taxes                          ---       150,000                  ---       500,000
                                          -----------   -----------          -----------   -----------
Income/(loss) from continuing
     operations                            (1,096,218)     (742,531)           1,423,745    (1,288,601)
Discontinued operations                           ---        43,398                  ---      (132,096)
                                          -----------   -----------          -----------   -----------
     NET INCOME/(LOSS)                    $(1,096,218) $   (699,133)         $ 1,423,745   $(1,420,697)
                                          ===========   ===========          ===========   ===========
Income/(loss) per common share:
  Income/(loss) from continuing
    operations                          $       (0.20)  $     (0.16)         $      0.25   $     (0.27)
  Discontinued operations                         ---          0.01                  ---         (0.03)
                                          -----------   -----------          -----------   -----------
Income/(loss) per common share          $       (0.20)  $     (0.15)         $      0.25    $    (0.30)
                                        =============   ===========          ===========   ===========
Weighted average common and common
  equivalent shares outstanding             5,436,000     4,806,000            5,786,000     4,797,000
                                        =============   ===========          ===========   ===========

                             See accompanying notes.

                          PAGES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1996 and 1995
                 -----------------------------------------------
                                                           1996            1995
                                                    -----------     -----------
Cash flows from operating activities:
   Net income/(loss)                                $ 1,423,745    $ (1,420,697)
                                                    -----------     -----------
Adjustments to reconcile net income/(loss)
  to cash provided by operating activities:
   Depreciation and amortization                        551,659         770,822
   Deferred income taxes                                    ---        (500,000)
   Gain on sale of distribution channel              (3,255,337)            ---
   Foreign exchange                                         ---             (30)
Changes in assets and liabilities, net of effect
  of disposition in 1996 and acquisition in 1995
  by the children's literature segment::
 (Increase) decrease in assets:
   Accounts receivable                                5,592,615       7,926,179
   Inventory                                          5,031,801       4,047,148
   Prepaid expenses and other assets                   (281,031)       (165,479)
 Decrease in liabilities:
   Accounts payable and accrued liabilities          (6,060,080)     (7,139,264)
   Deferred revenue                                    (609,408)       (574,501)
                                                    -----------     -----------
     Total adjustments                                  970,219       4,364,875
                                                    -----------     -----------
        Net cash provided by operating  activities    2,393,964       2,944,178
                                                    -----------     -----------

Cash flows from investing activities:
  Proceeds from sale of property and equipment            8,031             300
  Payments for purchases of property and equipment     (338,827)       (258,288)
  Proceeds from disposition in children's
    literature segment                               11,287,500             ---
  Payment for acquisition by children's
    literature segment                                      ---        (733,000)
                                                    -----------     -----------
  Cash provided by (used in) investing activities    10,956,704        (990,988)
                                                    -----------     -----------

Cash flows from financing activities:
   Proceeds from issuance of stock                      279,772          49,016
   Proceeds from debt and lease obligations          29,151,543      33,408,254
   Principal payments on debt and lease
     obligations                                    (43,087,616)    (35,709,120)
                                                    -----------     -----------
   Cash used in financing activities                (13,656,301)     (2,251,850)
                                                    -----------     -----------
Effect of exchange rate changes on cash                 (14,543)         (6,982)
                                                    -----------     -----------
   Decrease in cash                                    (320,176)       (305,642)
   Cash, beginning of period                            532,855         671,602
                                                    -----------     -----------
   Cash, end of period                             $    212,679   $     365,960
                                                   ============   =============

Supplemental disclosures of cash flow information:
  Cash paid for interest                           $    616,350    $  1,055,524
  Cash paid for taxes                              $          0    $          0


                             See accompanying notes.

                                   PAGES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated financial statements have not been audited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented after elimination of all material intercompany accounts and transactions. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1995. The consolidated group will be collectively referred to as "the Company". The operations of PAGES Book Fairs, Inc. and affiliates, ("PBF") are the Company's children's literature business segment and the operations of Clyde A. Short Company, Inc. ("CAS") are the Company's incentive/recognition awards business segment. The Company changed its children's literature business segment name from School Book Fairs, Inc. to PAGES Book Fairs, Inc. in May 1996.

      The  Company's  business segments are highly seasonal with the  children's
literature  business  cycle  closely  correlating  the  school  year   and   the
incentive/recognition awards business skewed toward the end of a calendar year.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------

Internal Revenue Service Assessment

      During the Spring of 1993, the Company was advised that the Internal Revenue Service ("IRS") may assess additional income taxes in connection with the examination of the tax returns of PAGES Book Fairs (formerly School Book Fairs) and its affiliates for the fiscal years ending July 31, 1989, 1990 and
1991. In June 1993, the Company recorded a $2 million adjustment to its purchase price allocation of PBF assets, which increased the cost in excess of assets acquired (i.e. - goodwill) and recorded a corresponding increase in accrued tax liabilities and related costs.

      In October of 1995, the Company received four Notices of Deficiency from the IRS relating to this examination. The Notices of Deficiency assessed additional income taxes of $4,693,681 and penalties of $1,358,630. Using a constant annual interest rate of 9%, interest payable as of June 30, 1996, on the aforementioned asserted deficiencies would approximate $4.2 million. The asserted deficiencies are attributable primarily to a restructuring of PBF and related entities that occurred on August 31, 1988, in which, along with other events, certain assets were transferred between related companies. The IRS has challenged, among other things, the values assigned to those assets by the parties to the transaction, contending that the assets were undervalued and that PBF recognized a substantial taxable gain in the transaction. The Company intends to vigorously contest the various assertions made by the IRS in the notices of deficiency and believes the IRS's position regarding the adjustments to taxable income is substantially overstated. The Company has retained the law firm of Akin, Gump, Strauss, Hauer & Feld as counsel, and in January 1996, filed petitions with the Tax Court disputing the IRS valuation of the assets transferred, and other points in the IRS assessment.

      On March 7, 1996, the IRS filed answers to each of the four petitions, generally denying the allegations set forth therein. As of June 30, 1996, the Company is in negotiations with the IRS Appeals Division in an attempt to reach a fair settlement prior to the currently scheduled trial of the Company's Appeal on October 28, 1996 before the U.S. Tax Court. The Company is unable to determine the ultimate outcome of this uncertainty and accordingly, has not provided for any additional amounts in excess of the $2 million relating to this assessment in its June 30, 1996 financial statements. A resolution of these matters in favor of the IRS could adversely affect the liquidity of the Company and, if greater than $2 million, would affect earnings in the year any such assessment is sustained.


Discontinued Operations

   In 1995, the Company adopted plans to discontinue the operations of it's Read Aloud Book Club division (the "Club"). The operations of the Club ceased during the second quarter of 1996. The Club is accounted for as a discontinued operation in the accompanying consolidated statements of operations. Losses anticipated to be incurred between the measurement date (December 31, 1995) and the date on which operations ceased, as well as phase out costs on the Club, were provided for in the December 31, 1995 consolidated financial statements.


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

      The net proceeds of the above-described transactions of $8,950,000 after the repayment of the Lloyds Bank debt and estimated transaction costs were used to reduce the Company's domestic bank indebtedness. Included in the accompanying June 30, 1996 consolidated financial statements is a $3,255,337 gain on the transaction.

New Bank Agreement

     On March 27, 1996, the Company negotiated a new $16 million revolving credit facility to replace the previous $25 million of domestic bank credit line. The credit facility consists of the following: a $5 million long-term credit loan for use in the incentive/recognition awards business (the "CA Short Line") and an $11 million long-term credit loan for use in the children's literature business (the "PAGES Book Fairs Line"). The interest rate on the facility is prime plus 1%. The facility is due in full by June 1, 1997, subject to annual renewals.

Quarter  and Six Months Ended June 30, 1996 Compared to Quarter and  Six  Months
- --------------------------------------------------------------------------------
Ended June 30, 1995:
- --------------------

Information about the Company's operations by business segments:

                                        Incentive/           Children's
                                    Recognition Awards       Literature           Corporate           Consolidated
                                   -------------------- --------------------      ---------       --------------------
                                   Millions  Percentage Millions  Percentage      Millions        Millions  Percentage
                                   --------  ---------- --------  ----------      --------        --------  ----------
Quarter Ended June 30, 1996:
  Revenues                             $4.2       100.0     $6.6       100.0                         $10.8       100.0
  Gross Profit                          1.6        38.7      2.7        40.1                           4.3        39.6
  Selling, general & admin.             1.8        44.4      2.7        40.4           0.4             4.9        45.8
  Depreciation & amort.                 0.1         2.0      0.1         2.3                           0.2         2.2
  Operating Loss                       (0.3)       (7.6)    (0.2)       (2.6)         (0.4)           (0.9)       (8.4)

  Interest expense                                                                                     0.2         1.7
  Loss before income taxes                                                                            (1.1)      (10.1)

Quarter Ended June 30, 1995:
  Revenues                             $4.4       100.0    $12.2       100.0                         $16.6       100.0
  Gross Profit                          1.7        40.0      5.0        40.5                           6.7        40.4
  Selling, general & amort.             1.8        41.2      4.7        38.1           0.2             6.7        40.4
  Depreciation & amort.                 0.1         1.8      0.3         2.6                           0.4         2.4
  Operating Loss                       (0.1)       (3.0)    (0.1)       (0.1)         (0.2)           (0.4)       (2.6)

  Interest expense                                                                                     0.5         3.0
  Loss from continuing operations,
     before income taxes                                                                              (0.9)       (5.4)
  Discontinued operations                                                                              0.0         0.3
  Loss before income taxes                                                                            (0.8)       (5.1)

Six Months Ended June 30, 1996:
  Revenues                             $9.9       100.0    $16.1       100.0                         $26.0       100.0
  Gross Profit                          4.0        40.0      6.4        39.9                          10.4        39.9
  Selling, general & admin.             3.8        38.2      6.7        42.0           0.6            11.1        42.7
  Depreciation & amort.                 0.2         1.7      0.4         2.4                           0.6         2.1
  Gain on sale of distribution
     channel                                                 3.3        20.2                           3.3        12.5
  Operating Profit/(Loss)               0.0         0.2      2.5        15.7          (0.6)            2.0         7.6

  Interest expense                                                                                     0.6         2.1
  Income before income taxes                                                                           1.4         5.5

Six Months Ended June 30, 1995:
  Revenues                             $9.2       100.0    $26.3       100.0                         $35.5       100.0
  Gross Profit                          3.7        40.7     10.7        40.5                          14.4        40.6
  Selling, general & admin.             3.8        41.4     10.1        38.5           0.4            14.3        40.5
  Depreciation & amort.                 0.2         1.7      0.6         2.4                           0.8         2.2
  Operating Loss                       (0.2)       (2.4)    (0.0)       (0.3)         (0.4)           (0.6)       (1.7)

  Interest expense                                                                                     1.1         3.0
  Loss from continuing operations,
     before income taxes                                                                              (1.8)       (5.0)
  Discontinued operations                                                                             (0.1)       (0.4)
  Loss before income taxes                                                                            (1.9)       (5.4)

       Consolidated revenues for the three months ended June 30, 1996, approximated $10.8 million compared to approximately $16.6 million for the three months ended June 30, 1995, a decrease of 35% or approximately $5.8 million. The Company's children's literature business segment accounted for approximately $6.6 million of revenues for the three months ended June 30, 1996, compared to $12.2 million of revenues for the three months ended June 30, 1995, a decrease of 46% or approximately $5.6 million. The decrease in revenues for the children's literature business segment is principally attributable to the following: the sale of the United Kingdom operations in early March 1996; the discontinuance of the Canadian distribution channel in early March 1996; an approximate 16% reduction in the number of domestic book fair events held in the current quarter compared to the same period in 1995; and the disposal and phase out of certain children's literature business segment distribution channels in the third and fourth quarters of 1995.

      The Company's incentive/recognition awards business segment accounted for $4.2 million in revenues for the three months ended June 30, 1996, compared to $4.4 million in revenues for the three months ended June 30, 1995, a decrease of 4% or approximately $200,000. The decline in revenues is principally due to both a decline in volume and delayed redemption on certain existing customers in the three months ended June 30, 1996 compared to the same period in 1995. The majority of the revenues generated by the incentive/recognition awards business segment are from the sale of products, and revenues from services are insignificant.

      Consolidated revenues for the six months ended June 30, 1996 approximated $26 million, compared to $35.5 million, for the six months ended June 30, 1995, a decrease of 27% or approximately $9.5 million. The Company's children's literature business segment accounted for approximately $16.1 million of revenues for the six months ended June 30, 1996, compared to $26.3 million for the six months ended June 30, 1995, a decrease of 39% or approximately $10.2 million. The decrease in revenues for the children's literature business segment for the six months ended June 30, 1996 over the same period in 1995 is principally attributable to the following: the sale of the United Kingdom operations in early March 1996; the discontinuance of the Canadian distribution channel in early March 1996; an approximate 16% reduction in the number of domestic book fair events held in the six months ended June 30, 1996 compared to the same period in 1995; and the disposal and phase out of certain children's literature business segment distribution channels in the third and fourth quarters of 1995.

      The Company's incentive/recognition awards business segment accounted for approximately $9.9 million in revenues for the six months ended June 30, 1996, compared to $9.2 million in revenues for the six months ended June 30, 1995, an increase of 8% or approximately $700,000. The increase in revenues is principally attributable to maintaining volume on certain existing customers coupled with increasing volume from new accounts.

      Consolidated cost of goods sold was approximately $6.5 million for the three months ended June 30, 1996, compared to approximately $9.9 million for the three months ended June 30, 1995, a decrease of 34% or approximately $3.4 million. The Company's children's literature business segment accounted for approximately $3.9 million of consolidated cost of goods sold for the three months ended June 30, 1996, compared to $7.2 million for the three months ended June 30, 1995, a decrease of 45% or approximately $3.3. million. The decrease in cost of goods sold is due to the reduction in revenues in the children's literature business segment. As a percentage of revenues from the children's literature business segment, cost of goods sold increased by 0.4% to 59.9% during the three months ended June 30, 1996, compared to 59.5% for the same period in 1995. This increase is due to the change in product mix sold.

      The Company's incentive/recognition awards business segment accounted for approximately $2.6 million of consolidated cost of goods sold for the three months ended June 30, 1996 and 1995. As a percentage of revenues, cost of goods sold from the incentive/recognition awards business segment increased 1.3% from 60% in 1995 to 61.3% in 1996. This increase is due to the change in product mix sold.

      Consolidated cost of goods sold for the six months ended June 30, 1996 was approximately $15.6 million, compared to $21.1 million for the six months ended June 30, 1995, a decrease of approximately 26%, or approximately $5.5 million. Cost of goods sold associated with the Company's children's literature business segment was approximately $9.7 million for the six months ended June 30, 1996, compared to $15.6 million for the six months ended June 30, 1995, a decrease of 38%, or approximately $5.9 million. The decrease in cost of goods sold is consistent with the decrease in revenues in the children's literature business segment.

      The Company's incentive/recognition awards business segment accounted for approximately $5.9 million of consolidated cost of goods sold for the six months ended June 30, 1996, compared to approximately $5.4 million for the six months ended June 30, 1995, an increase of 9%, or approximately $500,000. The increase in cost of goods sold is consistent with the increase in revenues in the incentive/recognition awards business segment.

      Consolidated selling, general and administrative expense was approximately $4.9 million for the three months ended June 30, 1996, compared to $6.7 million for the three months ended June 30, 1995, a decrease of 26%, or approximately $1.8 million. Selling, general and administrative expense associated with the Company's children's literature business segment was approximately $2.7 million for the three months ended June 30, 1996, compared to $4.7 million for the three months ended June 30, 1995, a decrease of 42%, or approximately $2 million. The decrease in selling, general and administrative expense is attributable to the sale of the United Kingdom subsidiary in early March 1996, the discontinuance of the Canadian distribution channel in March 1996, and the disposal and phase out of certain children's literature business segment distribution channels in the third and fourth quarters of 1995.

      Selling, general and administrative expense associated with the Company's incentive/recognition awards business segment was approximately $1.8 million for the three months ended June 30, 1996 and 1995. As a percentage of revenues, selling, general and administrative expense increased approximately 3.2% for the three months ended June 30, 1996 compared to the same period in 1995, primarily as a result of the business segment's expansion and increased focus in the sales and marketing arena.

      Consolidated selling, general and administrative expense was approximately $11.1 million for the six months ended June 30, 1996, compared to $14.3 million for the six months ended June 30, 1995, a decrease of 22%, or approximately $3.2 million. Selling, general and administrative expense associated with the Company's children's literature business segment was approximately $6.7 million for the six months ended June 30, 1996, compared to $10.1 million for the six months ended June 30, 1995, a decrease of 33%, or approximately $3.4 million. The reasons for the decrease in selling, general and administrative expense for the six months ended June 30, 1996 are consistent with the items mentioned above for the decrease in the three months ended June 30, 1996 selling, general and administrative expense.

      Selling, general and administrative expense associated with the Company's incentive/recognition awards business segment was approximately $3.8 million for the six months ended June 30, 1996 and 1995. As a percentage of revenues for the six months ended June 30, 1996, selling, general and administrative expense decreased approximately 3% primarily as a result of numerous cost reduction efforts implemented by the Company during mid 1995.

     Consolidated general corporate and administrative expense was approximately $418,000 and $573,000 for the three and six months ended June 30, 1996, respectively, compared to $246,000 and $434,000 for the three and six months ended June 30, 1995, respectively. The increase in general corporate and administrative expense for the three and six months ended June 30, 1996 is principally due to charges incurred for a severance agreement with a former officer and director of the Company.

      Consolidated interest expense was approximately $185,000 for the three months ended June 30, 1996, compared to approximately $505,000 for three months ended June 30, 1995, a decrease of 63%, or approximately $320,000. For the six months ended June 30, 1996, consolidated interest expense approximated $500,000, compared to approximately $1 million for the six months ended June 30, 1995, a decrease of 48%, or approximately $500,000. In connection with the sale of the United Kingdom distribution channel in March 1996, a portion of the proceeds was used to pay down outstanding debt. The average outstanding debt for the three and six months ended June 30, 1996, approximated $9.7 million and $14 million, respectively, compared to approximately $23.2 million and $24.6 million for the three and six months ended June 30, 1995, respectively. The average interest rate for the three and six months ended June 30, 1996, approximated 8.25% and 8.55%, respectively, compared to approximately 9.5% and 9.41% for the three and six months ended June 30, 1995, respectively.

      Consolidated  depreciation  and  amortization  expense  was  approximately
$236,000  for  the  three months ended June 30, 1996, compared to  approximately
$390,000 for the three months ended June 30, 1995, a decrease of 39%, or approximately $154,000. Consolidated depreciation and amortization expense was approximately $552,000 and $771,000 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 28%, or approximately $219,000. The decrease for both the three and six months ended June 30, 1996 is principally attributable to the disposal of the United Kingdom distribution channel in early March 1996 and its related fixed assets.

      The  income tax provision for the three and six months ended June 30, 1996
was  $0.   The  current  period and year to date provisions  are  based  on  the
Company's anticipated annual effective tax rate.

Liquidity and Capital Resources:

      The Company's primary sources of liquidity have been cash generated from operating activities from both of its business segments, and amounts available under its existing credit facilities. The Company's primary uses of funds consist of financing inventory and receivables for both business segments, with the funding of acquisitions as a secondary use.



      The following table presents a summary of the Company's cash flows (in thousands) for the six months ended June 30, 1996 and 1995:

                                            Six Months Ended   Six Months Ended
                                               June 30, 1996      June 30, 1995
                                            ----------------   ----------------
Cash provided by operating activities          $       2,394      $       2,944

Capital expenditures, net                               (331)              (258)

Net repayments on debt obligations                   (13,936)            (2,301)

Payment for business acquisitions                        ---               (733)

Proceeds from sale of distribution channel            11,288                ---

Other                                                    265                 42
                                            ----------------   ----------------

Net decrease in cash                          $         (320)     $        (306)
                                            ================   ================

      The Company has a $16 million revolving credit facility which consists of the following: a $5 million short-term credit line ($3,901,918 unused at June 30, 1996) for use in the incentive/recognition awards business (the "CA Short Line") and an $11 million short-term credit line ($4,384,499 unused at June 30,
1996) for use in the children's literature business (the "PAGES Book Fairs Line") . The CA Short Line and PAGES Book Fairs Line are due in full on June 1, 1997, subject to annual renewal.

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

      During 1995, Gruner + Jahr Printing and Publishing Company ("G + J") filed an action against the Company seeking in excess of $900,000 in damages which has been stayed by the court pending the resolution of an action filed by the
Company in federal court against G + J and Gareth Stevens, Inc., seeking compensation arising out of Company's purchase from G + J of the Read Aloud Book Club. Gareth Stevens, Inc. filed a counterclaim in the action seeking an unspecified amount of damages. The Company and Gareth Stevens, Inc. have reached a settlement. The federal court action against G + J is in the pleading and discovery stage and it is not possible at this time to predict the outcome. However, if the Company is unsuccessful in its action and G + J is successful, the Company's liquidity may be adversely affected.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Number 11
     Computation of Earnings Per Share

(b) A report on Form 8-K was dated and filed on April 17, 1996, under Item 5, announcing the resignation of Richard A. Stimmel, the Company's President, Treasurer and Director, and an officer of the Company's subsidiaries, PAGES Book Fairs, Inc. and Clyde A. Short Company, Inc.

      A report on Form 8-K was dated and filed on May 3, 1996, under Item 5, announcing the appointment of William L. Clarke as President and Chief Executive Officer of PAGES Book Fairs, Inc., a wholly owned subsidiary of the Company.

     A report on Form 8-K was dated and filed on May 8, 1996, under Item 5, announcing the appointment of William L. Clarke as Senior Vice President of PAGES, Inc. Additionally, Tamara L. Zeph was appointed Chief Financial Officer and Treasurer of PAGES, Inc. and Vice President of Finance of PAGES Book Fairs, Inc., a wholly owned subsidiary.

ITEM 10:  MATERIAL CONTRACTS

(a) Exhibit Number 10
     First Amendment to PAGES, Inc. 1993 Incentive Stock Option Plan

                           Signature


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PAGES, INC.
                                  Registrant





Date: August 13, 1996          By: /s/ Tamara L. Zeph
      ---------------              -------------------
                                   Tamara L. Zeph
                                   Principal Financial and Accounting Officer

EXHIBIT 10

                            FIRST AMENDMENT TO

                                PAGES, INC.

                     1993 INCENTIVE STOCK OPTION PLAN


      Pursuant  to  the authority granted to the Board of  Directors  under
Section 7 of the Pages, Inc. 1993 Incentive Stock Option Plan (the "Plan") the Plan is hereby amended by direction of the Board of Directors of the Company as follows:

      1. Paragraph 5(b)(ii)(A) is amended to read in its entirety as follows:

       "If an optionee shall die (i) while an employee of the Corporation or a Subsidiary Corporation, or (ii) within three months after termination of his employment with the Corporation or a Subsidiary Corporation because of his disability, all options which are exercisable at the time of his death and during the three month period after his death, may be exercised by the person or persons to whom the optionee's right under the option pass by will or applicable law, or if no such person has such right, by his executors or administrators, at any time, or from time to time, but not later than the expiration date specified in Section 5(a) or three months after the optionee's death, whichever date is earlier. All other options shall terminate."

      2. Paragraph 5(b)(ii)(B) is amended to read in its entirety as follows:

       "If an optionee's employment by the Corporation or a Subsidiary Corporation shall terminate because of his disability and such optionee remains living for at least three months following termination, he may exercise all options which are exercisable on the date of termination and during the three month period after his termination at any time or from time to time, but not later than the expiration date specified in Section 5(a) or three months after termination of employment, whichever date is earlier. All other options shall terminate."

      3. Paragraph 5(b)(ii)(C) is amended to read in its entirety as follows:

       "If an optionee's employment shall terminate by reason of his retirement in accordance with the terms of the Corporation's tax-qualified retirement plans, if any, or with the consent of the committee or involuntarily other than "for cause," he may exercise all options which are exercisable on the date of such termination and during the three month period after this termination at any time or from time to time, but not later than the expiration date specified in Section 5(a) or three months after termination of employment, whichever date is earlier. For this purpose, termination "for cause" shall mean termination of employment by reason of the optionee's commission of a felony, fraud, or willful misconduct which had resulted, or is likely to result, in substantial and material damage to the Corporation or a Subsidiary Corporation, all as the Committee, in its sole discretion, may determine."

                                   EXHIBIT II
                          PAGES, INC. AND SUBSIDIARIES
                        COMPUTATION OF PER SHARE EARNINGS

                                          Three Months Ended   Six Months Ended
                                               June 30, 1996      June 30, 1996
                                          ------------------   ----------------
Primary:
Weighted average number of common shares           5,436,000          5,308,000
outstanding

Adjustment for stock options which  have
  a dilutive effect  based  upon the average
  market price per common stock:
  Add dilutive stock options                             ---          1,082,000
  Deduct shares that could be repurchased
    from the proceeds of dilutive options                ---           (604,000)
                                                -------------      ------------
Weighed average common and common
  equivalent shares                                 5,436,000         5,786,000
                                                =============      ============

Net income/(loss)                                $ (1,096,218)     $  1,423,745
Earnings adjustment (20% rule)                            ---               ---
                                                -------------      ------------
Net income/(loss) for computation purposes       $ (1,096,218)     $  1,423,745
                                                =============      ============

Earnings/(loss) per common and common
  equivalent share                               $     (0.202)     $      0.246
                                                =============      ============

Fully diluted:
Weighted average number of common shares
  outstanding                                       5,436,000         5,308,000

Adjustment for stock options which have a
  dilutive effect based upon the market
  price for common stock at end of period:
    Add dilutive stock options                            ---         1,082,000
    Deduct shares that could be repurchased
      from the proceeds of dilutive options               ---          (505,000)
                                                -------------      ------------
Fully diluted shares                                5,436,000         5,885,000
                                                =============      ============

Net income/(loss)                                 $(1,096,218)     $  1,423,745
Earnings adjustment (20% rule)                            ---               ---
                                                -------------      ------------
Net income/(loss) for computation purposes        $(1,096,218)     $  1,423,745
                                                =============      ============
Earnings/(loss) per common and common
  equivalent share assuming full dilution         $    (0.202)     $      0.242
                                                =============      ============