Form 10-Q
period 1996-09-30
PAGES INC /OH/
filed 1996-11-14
CIK 354564

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
 ---          OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended September 30, 1996

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

YES  X     NO
    ---

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date: 6,101,955 common shares outstanding, each with par value $0.01, as of November 8, 1996.

                         PAGES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                   ----------------------------------------

ASSETS                                                     1996                1995
                                                     -------------      --------------
  Current assets:
    Cash                                             $     177,404      $      532,855
     Accounts  receivable, net  of  allowance  for
       doubtful accounts of $499,000  and $457,000,
       respectively                                      5,471,614           9,931,548
    Inventory                                           21,593,383          27,840,561
    Prepaid expenses                                     2,108,571           2,229,829
                                                     -------------      --------------
       Total current assets                             29,350,972          40,534,793
                                                     -------------      --------------

  Property and equipment:
    Buildings                                            4,256,881           4,256,881
    Equipment                                            4,036,603           5,810,714
                                                     -------------      --------------
                                                         8,293,484          10,067,595
        Less accumulated depreciation                   (2,400,650)         (3,442,661)
                                                     -------------      --------------
                                                         5,892,834           6,624,934
  Land                                                     631,468             631,468
                                                     -------------      --------------

      Total property and equipment, net                  6,524,302           7,256,402
                                                     -------------      --------------

  Other assets:
     Cost in excess of net assets acquired, net of
        accumulated amortization of $603,442 and
        $479,075, respectively                           5,870,212           5,994,579
    Other                                                  930,782           1,063,701
                                                     -------------      --------------
                                                         6,800,994           7,058,280
                                                     -------------      --------------
TOTAL ASSETS                                           $42,676,268         $54,849,475
                                                     =============      ==============

                             See accompanying notes

                          PAGES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                    ----------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                       1996                1995
                                                     -------------      --------------
   Current liabilities:
      Accounts payable                               $   6,310,074       $   8,394,054
      Short-term debt obligations                       12,625,314           5,478,407
      Accrued liabilities                                1,305,687           2,417,940
      Accrued tax liabilities                            3,078,830           3,216,088
      Deferred revenue                                   7,044,127           6,970,220
      Current maturities on long-term debt obligations     159,596             157,145
      Current maturities on capitalized lease
         obligations                                       132,448             168,619
                                                     -------------      --------------
         Total current liabilities                      30,656,076          26,802,473
                                                     -------------      --------------
   Long-term obligations                                 1,378,267          17,373,403
                                                     -------------      --------------

   Stockholders' equity:
      Preferred shares: $.01 par value; authorized
         300,000 shares; none issued and outstanding
      Common shares: $.01 par value; authorized
        20,000,000 shares; issued 6,400,668 and
        5,474,556 shares, respectively                      64,007              54,746
      Capital in excess of stated value                 23,734,718          22,760,194
      Notes receivable from stock sales                   (704,013)                ---
      Foreign currency translation, net of tax                 ---            (374,654)
      Accumulated deficit                              (12,211,664)        (11,525,564)
                                                     -------------      --------------
                                                        10,883,048          10,914,722
     Less 298,713 shares of common stock in treasury,
        at cost                                           (241,123)           (241,123)
                                                     -------------      --------------
          Total stockholders' equity                    10,641,925          10,673,599
                                                     -------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $42,676,268         $54,849,475
                                                     =============      ==============

                             See accompanying notes

                          PAGES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three months and the nine months ended September 30, 1996
        -----------------------------------------------------------------
        and the three months and the nine months ended September 30, 1995
        -----------------------------------------------------------------

                                                   Three Months                  Nine Months
                                           --------------------------    --------------------------
                                                   1996          1995            1996          1995
                                            -----------   -----------     -----------   -----------

Revenues                                    $ 3,361,165   $ 6,074,458     $19,452,583   $32,375,439
                                            -----------   -----------     -----------   -----------

Costs and expenses:
  Cost of goods sold                          1,801,634     4,022,051      11,475,914    19,662,767
  Selling, general and administrative         2,566,473     4,334,122       9,897,877    14,884,581
  Interest                                      213,260       470,953         733,777     1,312,565
  Depreciation and amortization                 153,797       289,362         539,604       908,167
  Foreign exchange                                  ---          (244)            ---          (274)
 Gain on sale of distribution channel               ---           ---      (3,255,337)          ---
                                            -----------   -----------     -----------   -----------
                                              4,735,164     9,116,244      19,391,835    36,767,806
                                            -----------   -----------     -----------   -----------

Income/(loss) from continuing
     operations before income taxes          (1,373,999)   (3,041,786)         60,748    (4,392,367)
Benefit for income taxes                           ---      1,197,000             ---     1,697,000
                                            -----------   -----------     -----------   -----------
Income/(loss) from continuing operations     (1,373,999)   (1,844,786)         60,748    (2,695,367)
Discontinued operations                        (735,846)   (1,014,757)       (746,848)   (1,584,873)
                                            ___________    __________     ___________    __________
     NET LOSS                             $  (2,109,845) $ (2,859,543)  $    (686,100) $ (4,280,240)
                                            ===========    ==========     ===========    ==========

Income/(loss) per common share:
  Income/(loss) from continuing operations $       (.25)  $      (.36)  $         .01   $      (.55)
  Discontinued operations                          (.13)         (.20)           (.14)         (.33)
                                            -----------   -----------     -----------   -----------
Loss per common share                     $        (.38)  $      (.56)  $        (.13)   $     (.88)
                                            -----------   -----------     -----------   -----------
Weighted average common and common
   equivalent shares outstanding              5,483,000      5,105,000       5,366,000     4,870,000
                                            ===========   ============     ===========   ===========

                             See accompanying notes

                          PAGES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1996 and 1995
              -----------------------------------------------------

                                                           1996                1995
                                                       -----------          -----------
Cash flows from operating activities:
   Net loss                                            $  (686,100)         $(4,280,240)
                                                       -----------          -----------

Adjustments to reconcile net loss
   to cash provided by operating activities:
   Depreciation and amortization                           539,604              908,167
   Deferred income taxes                                       ---           (1,697,000)
   Gain on sale of distribution channel                 (3,255,337)                 ---
   Foreign exchange                                            ---                 (274)
Changes in assets and liabilities, net of effect of
   disposition in 1996 and acquisition in 1995
    by the children's literature segment:
 (Increase) decrease in assets:
   Accounts receivable                                   3,733,887            5,671,124
   Inventory                                                28,642           (3,112,853)
   Prepaid expenses and other assets                      (516,199)             (59,392)
 Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities             (2,401,515)           1,469,457
   Deferred revenue                                         73,907              193,982
                                                       -----------          -----------
     Total adjustments                                  (1,797,011)           3,373,211
                                                       -----------          -----------
        Net cash used in operating activities           (2,483,111)            (907,029)
                                                       -----------          -----------

Cash flows from investing activities:
  Proceeds from sale of property and equipment               8,031              107,412
  Payments for purchases of property and equipment        (352,624)            (257,089)
  Proceeds from disposition of division                 11,287,500                  ---
  Payment for acquisition of division                          ---             (733,000)
                                                       -----------          -----------
    Cash provided by (used in) investing activities     10,942,907             (882,677)
                                                       -----------          -----------
Cash flows from financing activities:
   Proceeds from issuance of stock                         279,772              275,013
   Proceeds from debt and lease obligations             39,241,214           43,057,681
   Principal payments on debt and lease obligations    (48,320,863)         (42,194,986)
                                                       -----------          -----------
   Cash (used in) provided by financing activities      (8,799,877)           1,137,708
                                                       -----------          -----------

Effect of exchange rate changes on cash                    (15,370)               4,686
                                                       -----------          -----------
   Decrease in cash                                       (355,451)            (647,312)
   Cash, beginning of period                               532,855              671,602
                                                       -----------          -----------
   Cash, end of period                                 $   177,404         $     24,290
                                                       ===========         ============

Supplemental disclosures of cash flow information:
   Cash paid for interest                            $    796,719           $ 1,472,872
                                                       ==========           ===========
   Cash paid for taxes                              $           0         $       7,200
                                                       ==========           ===========


      During the nine months ended September 30, 1996, the Company acquired $250,000 of inventory through the issuance of a long term note and $75,000 of fixed assets through a capital lease. During the nine months ended September 30, 1995, the Company acquired approximately $254,000 of computer equipment through capital leases.

                            See accompanying notes

                                  PAGES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated financial statements have not been audited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented after elimination of all material intercompany accounts and transactions. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1995. The consolidated group will be collectively referred to as "the Company". The Company changed its children's literature business name from School Book Fairs, Inc. to PAGES Book Fairs, Inc. in May 1996.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Internal Revenue Service Assessment

      During the Spring of 1993, the Company was advised that the Internal Revenue Service ("IRS") might assess additional income taxes in connection with the examination of the tax returns of PAGES Book Fairs ("PBF", formerly School Book Fairs), and its affiliates for the fiscal years ending July 31, 1989, 1990 and 1991. In June 1993, the Company recorded a $2 million adjustment to its purchase price allocation of PBF assets, which increased the cost in excess of assets acquired (i.e. - goodwill), and recorded a corresponding increase in accrued tax liabilities and related costs.

      In October of 1995, the Company received four Notices of Deficiency from the IRS relating to this examination. The Notices of Deficiency assessed additional income taxes of $4,693,681 and penalties of $1,358,630, plus interest. The asserted deficiencies were attributable primarily to a restructuring of PBF and related entities that occurred on August 1, 1988, in which, along with other events, certain assets were transferred between related companies. The IRS had challenged, among other things, the values assigned to those assets by the parties to the transaction, contending that the assets were undervalued and that PBF recognized a substantial taxable gain in the transaction. In January 1996, the Company filed petitions with the Tax Court disputing the IRS valuation of the assets transferred, and other points in the IRS assessment.

      On March 7, 1996, the IRS filed answers to each of the four petitions, generally denying the allegations set forth therein. On October 28, 1996, the Company entered into a settlement with the IRS regarding the four Notices of Deficiencies received assessing additional taxes for the fiscal years 1988, 1989, 1990 and 1991. The settlement includes income taxes of $750,000, plus interest of approximately $750,000, for a total of approximately $1,500,000. Payment is anticipated to be made out of operating cash flows and borrowings during 1997.


Discontinued Operations

         On November 12, 1996, the Company announced that it has filed a Form 10 under section 12 (g) of the Securities Exchange Act of 1934, for the spin-off of CA Short Company ("CAS"), a wholly-owned subsidiary, to its stockholders.
It is anticipated that PAGES, Inc. common shareholders will receive 1.5 shares of CAS common stock for every ten shares of PAGES common stock owned. CAS, based in Shelby, North Carolina, is engaged in the incentive/recognition awards business. Strategic evaluation by management has determined that the proposed spin-off would be in the best interest of the Company's stockholders. The decision by the Company's Board of Directors is subject to certain conditions, including receiving a fairness opinion from an investment banker and approval of necessary regulatory authorities. It is anticipated that the spin-off will be effective within ninety days after the Form 10 filing. In association with the spin-off, CAS will deliver to the Company a $5 million seven percent subordinated debenture in satisfaction of the intercompany balance due from CAS to the Company as of the spin-off. Any excess of the $5 million over the intercompany balance will be reflected in the historical equity transferred to CAS at the time of spin-off. Principal payments will be $100,000 per year for the first five years, $200,000 per year for the second five years with a balloon payment due the tenth year for the remaining principal balance. Interest will be payable quarterly.

      The CAS operations, reflected herein as discontinued operations, comprised all of the Company's former incentive/recognition awards business segment.

      Revenues for CAS were $3.8 million and $3.5 million for the three months ended September 30, 1996 and 1995, respectively. Revenues for the nine months ended September 30, 1996 and 1995 were $13.7 million and $12.7 million, respectively. Net losses were $736,000 and 739,000 for the three months ended September 30, 1996 and 1995, respectively. Net losses were $747,000 and $1.2 million for the nine months ended September 30, 1996 and 1995, respectively. Losses are not expected to be incurred for CAS between the measurement date (November 12, 1996), and the date on which the spin-off is expected to become effective. Therefore, no provision for losses is included in the results of discontinued operations for CAS as of September 30, 1996.

      The components of net assets of the CAS discontinued operations included in the consolidated balance sheets at September 30, 1996 and December 31, 1995, follow:

                                            September 30,      December 31,
                                                1996              1995
                                           -------------     -------------

Cash                                       $      76,931     $     226,678
Accounts receivable, net                       2,168,752         6,101,629
Inventory                                      6,759,997         6,890,412
Prepaid expenses                                 966,464           894,967
Property, plant and equipment, net             3,975,977         3,812,894
Costs in excess of net assets acquired, net    1,141,564         1,167,187
Other assets                                     616,256           598,256
Accounts payable                              (1,062,834)       (1,687,705)
Accrued liabilities                           (4,272,050)       (4,394,924)
Short-term debt obligations                   (2,042,663)       (4,416,154)
Deferred revenue                              (5,940,243)       (5,648,107)

      Additionally, in 1995, the Company adopted plans to discontinue the operations of its Read Aloud Book Club division (the "Club"). The operations of the Club ceased during the second quarter of 1996. Revenues were $620,000 and $2.4 million for the three and nine months ended September 30, 1995, respectively. Net losses were $275,000 and $408,000 for the three and nine months ended September 30, 1995, respectively. Losses anticipated to be incurred between the measurement date (December 31, 1995) and the date on which operations ceased, as well as phase out costs on the Club, were provided for in the December 31, 1995 consolidated financial statements.

      The components of net assets of the Club discontinued operations included in the consolidated balance sheets at September 30, 1996 and December 31, 1995, follow:


                                           September 30,      December 31,
                                                1996              1995
                                           ------------     -------------

Accounts receivable, net                       $      -     $     338,977
Inventory                                        70,063           195,015
Accounts payable                               (198,736)         (595,180)
Accrued liabilities                            (327,440)         (839,255)


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


Notes Receivable from Stock Sales

      In September 1996, certain officers exercised stock options for notes. These notes are full recourse promissory notes bearing interest at 7%. The principal sum is due in September, 1999. The interest is payable only in the event that and only to the extent that the fair market value of the shares of common stock at the close of business in September 1999 exceeds the exercise price.


Quarter and Nine Months Ended September 30, 1996 Compared to Quarter and Nine
-----------------------------------------------------------------------------
Months Ended September 30, 1995:
-------------------------------

      Revenues for the three months ended September 30, 1996, approximated $3.4 million compared to approximately $6.1 million for the three months ended
September 30, 1995, a decrease of 44% or approximately $2.7 million. The decrease in revenues for the three months ended September 30, 1996 over the same period in 1995 is principally attributable to the following: the sale of the United Kingdom operations in early March 1996; the discontinuance of the Canadian distribution channel in early March 1996; the disposal and phase out of Read Aloud Book Club and certain other children's literature distribution channels in the third quarter of 1995, and a reduction in the number of domestic book fair events held in the current quarter compared to the same period in 1995.

      Revenues for the nine months ended September 30, 1996, approximated $19.5 million, compared to $32.4 million for the nine months ended September 30,
1995,  a  decrease  of  40%  or approximately $12.9 million.   The  decrease  in
revenues for the nine months ended September 30, 1996 over the same period in 1995 is due to the following: the sale of the United Kingdom operations in early March 1996; the discontinuance of the Canadian distribution channel in early March 1996; the disposal and phase out of Read Aloud Book Club and certain other children's literature distribution channels in the third and fourth quarters of 1995, and a reduction in the number of domestic book fair events held in the nine months ended September 30, 1996, compared to the same period in 1995.

      Cost of goods sold was approximately $1.8 million for the three months ended September 30, 1996, compared to approximately $4.0 million for the three months ended September 30, 1995, a decrease of 55% or approximately $2.2 million. The decrease in cost of goods sold for the three month period is due to the reduction in revenues discussed above. As a percentage of revenues, cost of goods sold decreased 12.6% to 53.6% during the three months ended September 30, 1996, compared to 66.2% for the same period in 1995. The decrease is due to changes in product mix sold, the sale of the United Kingdom operations and the discontinuance of the Canadian distribution channel in early March 1996, and improvements in the cost of book fair products.

      Cost of goods sold was approximately $11.5 million for the nine months ended September 30, 1996, compared to approximately $19.7 million for the nine months ended September 30, 1995, a decrease of 42% or approximately $8.2 million. The decrease in cost of goods sold is due to the reduction in revenues discussed above and improvements in the cost of book fair products. Cost of goods sold as a percentage of revenues was 58.9% for the nine months ended September 30, 1996 compared to 60.7% for the nine months ended September 30, 1995.

      Selling, general and administrative expense was approximately $2.6 million for the three months ended September 30, 1996, compared to $4.3 million for the three months ended September 30, 1995, a decrease of 40%, or approximately $1.7 million. The decrease in selling, general and administrative expense is attributable to the sale of the United Kingdom operations in early March 1996;
the  discontinuance of the Canadian distribution channel in  early  March  1996;
and the disposal and phase out of Read Aloud Book Club and certain other children's literature distribution channels in the third and fourth quarters of 1995.

      Selling, general and administrative expense was approximately $9.9 million for the nine months ended September 30, 1996, compared to $14.9 million for the nine months ended September 30, 1995, a decrease of 33%, or approximately $5.0 million. The reasons for the decrease in selling, general and administrative expense for the nine months ended September 30, 1996 are consistent with the items mentioned above for the decrease in the three months ended September 30, 1996 selling, general and administrative expense.

      Interest  expense  was approximately $213,000 for the three  months  ended
September 30, 1996, compared to approximately $471,000 for the three months ended September 30, 1995, a decrease of 55%, or approximately $258,000. For the nine months ended September 30, 1996, interest expense approximated $734,000, compared to approximately $1.3 million for the nine months ended September 30, 1995, a decrease of 44%, or approximately $566,000. In connection with the sale of the United Kingdom distribution channel in March 1996, a portion of the proceeds was used to pay down outstanding debt. The average outstanding debt for the three and nine months ended September 30, 1996, approximated $10.5 million and $12.8 million, respectively, compared to approximately $20.7 million and $23.3 million for the three and nine months ended September 30, 1995, respectively. The average interest rate for the three and nine months ended September 30, 1996, approximated 8.92% and 8.68%, respectively, compared to approximately 8.23% and 9.02% for the three and nine months ended September 30, 1995, respectively.

      Depreciation and amortization expense was approximately $154,000 for the three months ended September 30, 1996, compared to approximately $289,000 for the three months ended September 30, 1995, a decrease of 47%, or approximately $135,000. Depreciation and amortization expense was approximately $540,000 and $908,000 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 40%, or approximately $368,000. The decrease for both the three and nine months ended September 30, 1996 is principally attributable to the disposal of the United Kingdom distribution channel in early March 1996 and its related fixed assets.

      There  was  no  income tax provision for the three and nine  months  ended
September 30, 1996. The current period and year to date provisions are based on the Company's anticipated annual effective tax rate.

Liquidity and Capital Resources:

      The Company's primary sources of liquidity have been cash generated from operating activities from both of its business segments, amounts available under its existing credit facilities, and cash generated from the disposal of the United Kingdom distribution channel. The Company's primary uses of funds consist of financing inventory and receivables for both business segments, with the funding of acquisitions as a secondary use. See "Seasonality".

      The following table presents a summary of the Company's cash flows (in thousands) for the nine months ended September 30, 1996 and 1995:

                                                      Nine Months Ended     Nine Months Ended
                                                     September 30, 1996    September 30, 1995
                                                     -------------------   ------------------

Cash used in by operating activities                      $       (2,483)       $         (907)

Capital expenditures, net                                           (345)                 (150)

Net (repayments) borrowings on debt obligations                   (9,080)                  863

Payment for business acquisitions                                    ---                  (733)

Proceeds from sale of distribution channel                        11,288                   ---

Other                                                                265                   280
                                                          --------------        --------------
Net decrease in cash                                      $         (355)       $         (647)
                                                          ==============        ==============

      The Company has a $16 million revolving credit facility which consists of the following: a $5 million short-term credit line ($2,957,337 unused at September 30, 1996) for use in the discontinued incentive/recognition awards business (the "CA Short Line") and an $11 million short-term credit line ($417,349 unused at September 30, 1996) for use in the children's literature business (the "PAGES Book Fairs Line") . The interest rate on the facility is prime plus 1%. The CA Short Line and PAGES Book Fairs Line are due in full on June 1, 1997, subject to annual renewal. In conjunction with the spin-off of CA Short, the revolving credit facility will be restructured for the Company's children's literature business.

      The Company anticipates that operating cash flows during the next twelve months will cover operating expenditures and meet the current maturities on long-term obligations. The Company does not anticipate any material expenditures for property, plant and equipment during the next twelve months. The IRS settlement of approximately $1,500,000 is anticipated to be paid out of operating cash flows and borrowings during 1997.

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

Seasonality:

      The children's literature business is highly seasonal and correlates closely to the school year. The incentive/recognition awards business is skewed towards the end of a calendar year. Due to the seasonality, the Company experiences negative cash flow during the summer months. Further, in order to build its inventory for its fall sales, the Company's borrowings increase over the summer and generally peak during late fall. As a result of the Company's seasonality, inventory and receivables reach peak levels during the months of October through December.

                            PART II

ITEM 1:  LEGAL PROCEEDINGS
------
The description of the legal proceedings included in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I of this report is incorporated herein by reference.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
------
(a) Exhibit Number 11
     Computation of Earnings Per Share

ITEM 10:  MATERIAL CONTRACTS
-------

                                  Signature


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PAGES, INC.
                                  Registrant





Date:  November  14, 1996         By: /S/ Randall J. Asmo
                                      ___________________________________
                                      Randall J. Asmo
                                      Principal Financial and
                                      Accounting Officer

                                  EXHIBIT II
                         PAGES, INC. AND SUBSIDIARIES
                       COMPUTATION OF PER SHARE EARNINGS

                                                     Three Months Ended     Nine Months Ended
                                                     September 30, 1996    September  30, 1996
                                                     ------------------    -------------------
Primary:
Weighted average number of common shares outstanding          5,483,000              5,366,000

Adjustment for stock options which have a dilutive effect
  based upon the average market price per common stock:
  Add dilutive stock options
  Deduct shares that could be repurchased from the
    proceeds of dilutive options
                                                     ------------------    -------------------
Weighed average common and common equivalent shares           5,483,000              5,366,000
                                                     ==================    ===================
Income/(loss) from continuing operations                    $(1,373,999)         $      60,748
Discontinued operations                                       ( 735,846)              (746,848)
                                                     ------------------    -------------------
Net income/(loss)                                            (2,109,845)              (686,100)
Earnings adjustment (20% rule)                                      ---                    ---
                                                     ------------------    -------------------
Net income/(loss) for computation purposes                  $(2,109,845)          $   (686,100)
                                                     ==================    ===================

Income/(loss) per common share:
Income/(loss) from continuing operations                $          (.25)        $          .01
Discontinued operations                                            (.13)                  (.14)
                                                     ------------------    -------------------
Earnings/(loss) per common and common equivalent share  $          (.38)       $          (.13)
                                                     ==================    ===================

Fully diluted:
Weighted average number of common shares outstanding          5,483,000              5,366,000

Adjustment for stock options which have a dilutive
  effect based upon the market price for common stock
  at end of period:
    Add dilutive stock options                                      ---                    ---
     Deduct shares that could be repurchased from
       the proceeds of dilutive options                             ---                    ---
                                                     ------------------    -------------------

Fully diluted shares                                          5,483,000              5,366,000
                                                     ==================    ===================
Income/(loss) per common share:
Income/(loss) from continuing operations                    $(1,373,999)         $      60,748
Discontinued operations                                        (735,846)              (746,848)
                                                     ------------------    -------------------
Net income/(loss)                                          $(2,109,845)           $   (686,100)
Earnings adjustment (20% rule)                                      ---                    ---
                                                     ------------------    -------------------
Net income/(loss) for computation purposes                  $(2,109,845)          $   (686,100)
                                                     ==================    ===================
Income/(loss) from continuing operations                 $         (.25)       $           .01
Discontinued operations                                            (.13)                  (.14)
                                                     ------------------    -------------------
Earnings/(loss) per common and common
    equivalent share assuming full dilution              $         (.38)       $          (.13)
                                                     ==================    ===================