Form 10-K
period 1996-12-31
PAGES INC /OH/
filed 1997-03-28
CIK 354564

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark one)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number 0-10475

                                   Pages, Inc.
             ----------------------------------------------------
            (Exact Name of Registrant as specified in its charter)

        Delaware                                          34-1297143
-------------------------------                          --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

           801 94th Avenue North, St. Petersburg, Florida     33702
          ---------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code  (813) 578-3300
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   [ X ]     NO  [  ]    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [      ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 13, 1997, was $8,325,184 (computed by reference to the average bid and asked prices of such stock on such date).

Number of Common Shares, each with $0.01 par value, of the Registrant outstanding as of March 13, 1997: 6,198,555 Common Shares.
                     Exhibit index on page ___
                        Page 1 of ___ Pages.
                               PART I

ITEM 1.  BUSINESS.
------------------
                              BUSINESS

General

     Pages, Inc. (the "Company") was originally formed as an Ohio corporation, but on October 14, 1994, it reincorporated under the laws of the State of Delaware. The Company operates principally through its wholly-owned subsidiaries, Pages Book Fairs, Inc. and its affiliates ("PBF"). The Company engages in the children's literature business. PBF, which the Company acquired in 1992, publishes and distributes children's literature throughout the United States. The Company's United Kingdom subsidiary was sold and its Canadian distribution channel closed in March 1996. A spin-off of CA Short Company, ("CAS") formerly a wholly-owned subsidiary of the Company, was completed on December 31, 1996. The spin-off of this discontinued operation represents the entire incentive/awards segment of the Company's business. A description of the business of CAS during 1996 is included in its Form 10-K and certain information regarding CAS's operations during 1996 is included in Note 8 to the Company's financial statements.

Children's Literature (Pages Book Fairs)

     Publishing. The Company, through PBF, publishes and markets reasonably priced, leisure-based children's printed literature and media products. Since the spin-off of CAS in 1996, the children's literature business constitutes the Company's only business segment. The Company's books generally have a retail price ranging from $0.99 to $19.99 depending, largely, on whether the books are soft or hardcover. Most of the books sold are softcover having a retail price of less than $5.95. In 1996, approximately 70% of the titles offered by the Company were purchased from other publishers or were reprints licensed from other publishers. The remaining titles offered by the Company were proprietary titles produced and published by the Company's Pages Publishing Group division under its Willowisp Press (R), Hamburger Press (R), Worthington Press (R), and Riverbank Press(R) imprints. In 1996, the Company's book fairs included over 110 fiction and non-fiction books and related products published under its proprietary imprints. The Company's proprietary titles consistently rank at the top of the best selling books in the Company's book fairs. All of the Company's proprietary books are manufactured by independent printers, which are generally selected on the basis of price and quality. The Company has no agreements or contractual arrangements with any printer other than purchase order commitments issued in the normal course of business. The Company believes that it is not dependent on any one printer.

      Market Overview. The Company markets its children's leisure-based literature primarily through book fairs held at pre-schools, elementary schools, and middle schools. There are approximately 79,600 pre-schools and day care centers, 64,000 elementary schools, and 13,000 middle schools in the United States.

      Total student enrollment in United States elementary schools is approximately 27 million and in middle schools is approximately 9 million. A relatively high number of births in the late 1980's and early 1990's is expected to result in continued growth in pre-school and elementary school enrollment and an increase in middle school enrollment through the year 2000.

     The Company also markets children's literature directly to elementary and middle school librarians and teachers. There are over 1,800,000 elementary and middle school teachers in the United States. In addition, the Company markets directly to librarians at public libraries. There are over 16,000 public libraries in the United States.
     Pages  Book  Fairs. The principal distribution channel for  the  Company's children's literature is through its school book fairs. The Company currently markets its book fairs under its "Pages Book Fairs, the Original School Book Fair Company(SM)" trade name. The Company sold more than 14 million children's books and related items in 1996 through its book fairs. The Company's concentration in school-based distribution distinguishes it from other children's book publishers. Based on information obtained through the conduct of its business, the Company believes that it currently operates the second largest book fair business in the United States.

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

     Distribution. Approximately 95% of the Company's elementary and middle school book fairs are "case fairs," in which fully stocked book cases are delivered to and retrieved from the schools by the Company's independent distributors. The balance of the Company's book fairs are "box fairs," in which the books and merchandise are delivered and retrieved through the mail. Box fairs are utilized for elementary and middle schools located in sparsely populated areas with a small number of schools where a case fair would not be cost-effective and for pre-schools because fewer titles are offered. Books and related merchandise for case fairs are distributed by the Company to its distributors from its warehouse in Worthington, Ohio. Books and merchandise for box fairs are distributed directly to the schools from the Company's warehouses.

     As  of  March  13, 1997, the Company had approximately 7  company  and  65 independent distributors located in territories throughout the United States. Relationships with 34 independent distributors were severed in early March of 1996 when the Company sold its United Kingdom subsidiary and discontinued its Canadian distribution channel. The Company's independent distributors are independent contractors who are compensated by the Company on a commission basis. All distributors are responsible for the custody and care of an inventory of the Company's products and for delivery, setup, and retrieval of the products at book fairs. The Company believes its distribution structure is superior to others in the book fair business because it allows the distributor to customize the fairs to the needs of the customer and because it provides extraordinary service. The distributors are exclusive as it relates to the distribution of book fairs and related products and non exclusive as it relates to other business endeavors.

     Marketing and Customer Service. Currently, the Company markets its book fairs through approximately 44 trained telephone sales representatives located in its offices in Worthington, Ohio, Anaheim, California, Oklahoma City, Oklahoma, Silver Spring, Maryland and Atlanta, Georgia, as well as through its network of distributors. The telephone sales representatives undergo extensive training, monitoring, and supervision to ensure quality control and consistency. The Company's computer system allows telephone sales representatives to sequence solicitations according to account profitability.

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

     The Company currently offers between 375 and 1,200 book titles and other items in its book fairs. The Company's product development & acquisition department selects book titles and other items for sale at its book fairs based upon such factors as sales potential, literary quality, and educational and entertainment value. The Company determines the sales potential for a particular book title or other item, in part, from historical sales data and from qualitative and quantitative readership surveys it conducts.

    Library Sales. The Company markets directly to school and public libraries through Pages Library Services Inc. The Junior Library Guild (JLG) division, which was founded in 1929, offers high quality, award-winning children's literature in seven reading levels through a 12-month subscription program. A JLG subscription provides libraries with some of the best current children's literature in first edition hardcover books at up to 50% off of publishers' cover prices. The National Library Services (NLS) division markets high quality, hardcover books at prices up to 60% off of publishers' cover prices. Quality books preselected by grade level and fiction or nonfiction categories are offered on a preview basis to libraries. Both JLG and NLS market to the libraries primarily through telemarketing.

     Growth opportunities. In 1996, the Company's 22,000 book fairs gave it direct access to approximately 12 million students and teachers. This access affords the Company an opportunity to cross-market other products and to increase sales of its products directly to teachers and librarians.

    The Company believes that its existing book fair sales organization and its marketing system are capable of absorbing additional volume and can be utilized to increase its share of the existing elementary school and middle school book fair markets.

    Except for its operations in Canada, the United Kingdom, and Ireland, which were sold or closed in March 1996, the Company did not operate in any foreign countries in 1996. Countries in Western Europe and South America could offer longer-range opportunities for sales of non-English language products. However, the Company is subject to a Non-competition Agreement with Scholastic which was entered into in conjunction with the sale of its United Kingdom operations which until after March 6, 2001, precludes it from competing in Cananda, the United Kingdom, Ireland, Germany, Italy, Greece and Eastern Europe. There is a demand in the United States for Spanish language products which could be easily integrated into the Company's current marketing and distribution systems.



Employees

     As of March, 1997, the Company employed a total of approximately 161 permanent and 100 seasonal persons in the United States. The number of seasonal employees fluctuated during 1996 from a high of 402 to a low of 29 due to the cyclical nature of the Company's business. None of the Company's employees are represented by a labor union. The Company considers its relationship with its employees to be excellent. As of March 13, 1997, the Company's health care plan covered 118 of its employees.

Trademarks, Copyrights, and Licenses

    The Company owns or licenses the rights to the principal trademarks used in its business. The Company's principal trademarks are registered and the Company considers protection of such trademarks to be important to its business. U.S. trademarks expire ten years after they are granted, but are renewable. It is the Company's policy to renew all of its active trademarks. The names "Willowisp Press(R)," "Hamburger Press(R)," "Rainbow Book Fairs (R)," "Worthington Press(R)," "Reading Resources(R)," "Riverbank Press (R)" and others are registered trademarks or have trademark registration pending in the United States. The Company is not aware of any other pending claims of infringement or challenges to the Company's right to use its trademarks.

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

Seasonality and Working Capital

     The children's literature business is highly seasonal and correlates closely to the school year. As a result, most of the income of PBF is generated between the months of September and May. Due to the seasonality, the Company experiences negative cash flow during the summer months. Further, in order to build its inventory for its Fall sales, the Company's borrowings increase over the summer and generally peak during late Fall. Inventory and receivables reach peak levels during the months of October through December.



ITEM 2.   PROPERTIES.
---------------------
                                                                                     Owned         Principally Used
           Location                     Use                Size               Leased        By
-----------------------         ------------------     -------------         --------       ----------------
St. Petersburg, Florida         Office                 48,760 sq. ft.         Leased        Pages, Inc.
                                                                                            Pages Book Fairs
Worthington, Ohio               Office & Warehouse     61,530 sq. ft.         Owned         Pages Book Fairs
Dublin, Ohio                    Office                  4,700 sq. ft.         Leased        Pages, Inc.
Silver Spring, Maryland         Office & Warehouse      5,200 sq. ft.         Leased        Pages Book Fairs
Anaheim, California             Office & Warehouse     11,600 sq. ft.         Leased        Pages Book Fairs
St. Louis, Missouri             Office & Warehouse     25,000 sq. ft.         Leased        Pages Book Fairs
Orlando, Florida                Office & Warehouse      1,700 sq. ft.         Leased        Pages Book Fairs
Tampa, Florida                  Warehouse               3,500 sq. ft.         Leased        Pages Book Fairs
New York, New York              Office                    750 sq. ft.         Leased        Pages Book Fairs
Marietta, Georgia               Office & Warehouse     13,000 sq. ft.         Leased        Pages Book Fairs
Oklahoma City, Oklahoma         Office & Warehouse      8,900 sq. ft.         Leased        Pages Book Fairs
Nashville, Tennessee            Office & Warehouse      2,500 sq. ft.         Leased        Pages Book Fairs
Worthington, Ohio               Warehouse              20,000 sq. ft.         Leased        Pages Book Fairs

     The leases (including renewals) on the properties set forth above expire as follows: St. Petersburg, Florida - December 31, 2002; Dublin, Ohio - month to month term; Silver Spring, Maryland - December 31, 1997; Anaheim, California
- August 31, 1997; St. Louis, Missouri - February 27, 1998; Orlando, Florida - March 31, 1998; Tampa, Florida - January 31, 2002; New York, New
York - February 28, 1998; Marietta, Georgia - May 31, 1998; Oklahoma City, Oklahoma - June 30, 1997; Nashville, Tennessee - October 20, 2000;
Worthington, Ohio - month-to-month. These facilities are all located in appropriately designed buildings which are kept in good repair. The property owned by the Company in Worthington, Ohio, is pledged to The Huntington National Bank.

ITEM 3.     LEGAL PROCEEDINGS.
------------------------------
Gruner + Jahr Litigation

     During 1995, Gruner + Jahr Printing and Publishing Company ("G&J") filed an action against the Company seeking in excess of $900,000 in damages which had been stayed by the court pending the resolution of an action filed by the Company in federal court against G&J seeking compensation arising out the
Company's purchase from G&J of the Read Aloud Book Club. In March 1997, the Company reached a settlement with G&J on both actions. As a result of the settlement, the Company made a payment to G&J of $300,000. A provision for this loss contingency was included in the Company's 1995 financial statements.

Internal Revenue Service Assessment

     During the Spring of 1993, the Company was advised that the Internal Revenue Service ("IRS") might assess additional income taxes in connection with the examination of the tax returns of Pages Book Fairs ("PBF", formerly School Book Fairs), and its affiliates for the fiscal years ending July 31, 1988, 1989, 1990 and 1991. In June 1993, the Company recorded a $2 million adjustment to its purchase price allocation of PBF assets, which increased the cost in excess of assets acquired (i.e. - goodwill), and recorded a corresponding increase in accrued tax liabilities and related costs.

     In October of 1995, the Company received four Notices of Deficiency from the IRS relating to this examination. The Notices of Deficiency assessed additional income taxes of $4,693,681 and penalties of $1,358,630, plus interest. The asserted deficiencies were attributable primarily to a restructuring of PBF and related entities that occurred on August 1, 1988 (before PBF was acquired by the Company), in which, along with other events, certain assets were transferred between related companies. The IRS had challenged, among other things, the values assigned to those assets by the parties to the transaction, contending that the assets were undervalued and that PBF recognized a substantial taxable gain in the transaction. In January 1996, the Company filed petitions with the Tax Court disputing the IRS valuation of the assets transferred, and other points in the IRS assessment.

     On October 28, 1996, the Company entered into a settlement with the IRS regarding the four Notices of Deficiencies received assessing additional taxes for the fiscal years 1988, 1989, 1990 and 1991. The settlement includes income taxes of $750,000, plus interest of approximately $750,000, for a total of approximately $1,500,000. The Company has negotiated a payment plan with the IRS that spreads the payments including interest over twelve months starting in March 1997.

     On December 27, 1996, the Company filed an action in U.S. District Court for the Northern District of Ohio against Arthur Andersen & Co. LLP seeking in excess of $16,000,000 in damages. The complaint is a result of the final outcome of the IRS assessment and representations made by Arthur Andersen & Co. during the Company's purchase of School Book Fairs, Inc. in 1992.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------------
    None.

                                    PART II

 ITEM 5. MARKET PRICE FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
 ---------------------------------------------------------------------------
         MATTERS.
         --------

      The Common Stock is traded on the Nasdaq National Market under the symbol "PAGZ." The following table sets forth for the periods indicated the high and low sale prices for shares of the Common Stock, as reported on the Nasdaq National Market.

                                                       Trade Price
                                                   ----------------------
                                                   High           Low
                                                   --------     ---------
Calendar Year Ended December, 1996
     Fourth Quarter                                  3              2
     Third Quarter                                   2 1/4          1 1/2
     Second Quarter                                  2 7/8          1 3/4
     First Quarter                                   2 3/8          1 1/2

Calendar Year Ended December, 1995
     Fourth Quarter                                  3              1 5/8
     Third Quarter                                   3 5/8          2 1/2
     Second Quarter                                  7 1/4          3
     First Quarter                                   8              3 1/4

      As of March 13, 1997, the Company had approximately 446 holders of record of its Common Stock.

     The Company has not paid dividends since December 27, 1985. The Company anticipates that for the foreseeable future it will retain earnings in order to finance the expansion and development of its business, and no cash dividends will be paid on its common stock. The Loan Agreement between the Company and The Huntington National Bank (the "Loan Agreement") does not allow the Company to pay cash dividends which total in excess of $100,000 on its common stock and only then when the Company is not in default under the Loan Agreement.

     In August, 1996, the Company issued a subordinated Note in the principal amount of $250,000, which was accompanied by a Warrant to purchase five thousand shares of Company Common Stock at a purchase price of $2.00 per share. The warrant is exercisable in installments over a five year period and expires on August 14, 2001. The subordinated note and warrant were issued pursuant to Section 4(2) of the Securities Act of 1933, Regulation D of the Securities and Exchange Commission and similar exemptions under state securities laws.





ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

(In thousands, except per share data)

                                                                                                            Ten Months
                                                Year Ended     Year Ended     Year Ended     Year Ended        Ended
                                               December 31,   December 31,   December 31,   December 31,   December  31,
                                                   1996           1995           1994           1993          1992(1)
                                               -------------------------------------------------------------------------

Consolidated Statements of  Operations
 Data:
Revenues                                      $  29,887      $  50,201       $  51,178      $  47,622      $  26,618
Costs and expenses                               32,525         54,299          51,738         47,477         27,229
Gain on sale of distribution channel             (3,255)           --              --             --             --
                                               --------       --------       ---------       --------       --------
Income from continuing operations before
income taxes                                        617         (4,098)          (560)           145           (611)
(Provision) benefit for income taxes                 --         (2,119)(5)        169           (568)           700(2)
                                               --------       --------       ---------       --------       --------
Income (loss) from continuing operations            617         (6,217)          (391)          (423)            89
  net of cumulative effect of accounting
  change of $995 in 1996                            912         (3,002)           (81)          1,434            909
                                               --------       --------       ---------       --------       --------
Net income (loss)                             $    1,529     $  (9,219)     $    (472)     $   1,011      $     998
                                               =========     =========       =========       ========       ========
Per Share Data(3):
Income (loss)  from continuing operations     $     0.10     $   (1.26)     $   (0.10)     $   (0.07)     $    0.19
Discontinued operations, net of cumulative
effect of accounting change of $0.17 in 1996        0.16         (0.61)         (0.02)          0.25             --
                                                --------       --------       ---------       --------       --------
Net income  (loss) per common share(4)        $     0.26     $   (1.87)     $   (0.12)     $    0.18      $     0.19
                                               =========     =========       =========       ========       ========
Cash dividends per common share                       --        -           -              -              -
Weighted average common and common equivalent
shares                                             5,857         4,930          4,055          5,757           5,546

                                                    At             At             At             At             At
                                               December 31,   December 31,   December 31,   December 31,   December 31,
                                                   1996           1995           1994           1993           1992
                                                --------       --------       ---------       --------       --------
Consolidated Balance Sheets Data:
Working capital                               $   3,935      $  15,719      $  13,527      $  10,054      $   8,456
Total assets                                     41,320         54,849         68,005         53,761         44,634
Long-term obligations                             4,265         19,360          8,927         10,362         10,533
Stockholders' equity                             12,876         10,674         19,593         12,814          8,734

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

NOTE 3: Adjusted to give effect to five-for-four stock split in each of April 1990 and October 1993.

NOTE 4: Represents earnings per common and common equivalent share both on a primary and a fully diluted basis. On a fully diluted basis, dilution is less than 3%.

NOTE 5: The tax provision was an allowance against previously recorded deferred tax assets.

ITEM  7.    MANAGEMENT'S  DISCUSSION AND ANALYSIS  OF  FINANCIAL  CONDITION  AND
--------------------------------------------------------------------------------
RESULTS  OF OPERATIONS.
-----------------------

      The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes contained elsewhere herein. The Company's results of operations have been, and in certain cases are expected to continue to be, affected by certain general factors.

Acquisitions and Changes in Fiscal Years

     On May 19, 1992, the Company acquired all of the outstanding capital stock of Pages Book Fairs. The transaction was accounted for as a purchase and, as a result, operations of Pages Book Fairs are reflected in the Company's Consolidated Financial Statements from May 20, 1992, forward. As part of the transaction, the Company acquired certain Pages Book Fairs bank indebtedness directly from Pages Book Fairs' primary lending institution, at a substantial discount, and issued to such lender warrants to purchase Common Shares of the Company. The Company also issued, to key management personnel of Pages Book Fairs, stock options to purchase Common Shares of the Company.

     During December 1992 as a consequence of the Pages Book Fairs acquisition, the Company changed its fiscal year end from the last day of February back to December 31 so that future reporting years would more closely approximate the annual business cycle for the combined businesses.

     The Company acquired several businesses involved in the distribution and publishing of children's literature, including the Junior Library Guild,
National Library Service and Cornerstone Books from Bantam Doubleday Dell Publishing Group, Inc. in 1994 and Parents Magazine Read Aloud Book Club from the publisher of Parents Magazine in 1993. The aggregate cost of these acquisitions approximated $2.9 million and $1.7 million in 1994 and 1993, respectively, and was paid with a combination of cash, common shares, and notes. The transactions were accounted for as purchases and, as a result, the operations of the acquired entities are included in the Company's consolidated financial statements commencing with the respective dates of acquisition. In 1995 the Company decided to exit the Read Aloud Book Club business and, accordingly, it is reflected as a discontinued operation in the accompanying consolidated financial statements.

Discontinued Operations

     Effective on the close of business on December 31, 1996, the Company completed a tax-free spin-off of the common stock of the Company's wholly-owned subsidiary, CA Short Company ("CAS") through a distribution to the stockholders of Pages, Inc. of one and one-half shares of CAS common stock for every ten
shares  of   Pages  common  stock outstanding  on  the  record date.  Effective
January 1, 1997, CAS issued a subordinated debenture to Pages in the principal amount of $5 million bearing interest at 7% per annum payable quarterly, with principal payments of $100,000 each due at the end of the first four years, and a final payment of $4,600,000 due at the end of the fifth year.

      The spin-off of this discontinued operation represents the entire incentive/awards segment of the Company's business. The statements of operations for all years presented have been restated to reflect the results of CAS as a discontinued operation.

     Additionally, in 1995, the Company adopted a plan to discontinue the operations of its Read Aloud Book Club division (the "Club"). The operations of the Club ceased during the second quarter of 1996. Losses incurred between the measurement date (December 31, 1995) and the date on which operating ceased, as well as close out costs on the Club, were provided for in the December 31, 1995 consolidated financial statements. The statements of operations for all years presented have been restated to reflect the results of the Club as a discontinued operation.

Internal Revenue Service Assessment

     During the Spring of 1993, the Company was advised that the Internal Revenue Service ("IRS") might assess additional income taxes in connection with the examination of the tax returns of Pages Book Fairs ("PBF", formerly School Book Fairs), and its affiliates for the fiscal years ending July 31, 1988, 1989, 1990 and 1991. In June 1993, the Company recorded a $2 million adjustment to its purchase price allocation of PBF assets, which increased the cost in excess of assets acquired (i.e. - goodwill), and recorded a corresponding increase in accrued tax liabilities and related costs.

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

     On October 28, 1996, the Company entered into a settlement with the IRS regarding the four Notices of Deficiencies received assessing additional taxes for the fiscal years 1988, 1989, 1990 and 1991. The settlement includes income taxes of $750,000, plus interest of approximately $750,000, for a total of approximately $1,500,000. The Company has negotiated a payment plan with the IRS that spreads the payments including interest over twelve months starting in March 1997.

Disposal and Phase Out of Certain Children's Literature Business Segment Distribution Channels

     During 1995, the Company disposed of or phased out the operations of several acquisitions made in 1993 and 1994 and curtailed the distribution of early childhood products through the mail to pre-schools and daycare centers. Combined revenues, included in the accompanying consolidated financial statements, of the aforementioned operations for 1996, 1995 and 1994 approximated $0, $2,300,000 and $3,400,000, respectively. The combined costs and expenses associated with the aforementioned operations including loss on disposition or phase out included in cost of goods sold and selling, general and administrative expenses in the accompanying consolidated financial statements for 1996, 1995 and 1994 approximated $0, $2,700,000, and $3,300,000, respectively.


Disposition  of  United  Kingdom  and Discontinuance  of  Canadian  Distribution
Channel

     On March 6, 1996, the Company sold its United Kingdom subsidiary. Revenues in US dollars for the United Kingdom subsidiary for the years ended December 31, 1996, 1995, and 1994 approximated $1,414,000, $11,264,000, and $12,173,000, respectively, with loss before income taxes of approximately $(117,000), $(1,197,000), and $(276,000), for the same years.

     On  March  13,  1996,  the Company discontinued its  Canadian  distribution channel. Revenues in U.S. dollars for the Canadian distribution channel for the years ended December 31, 1996, 1995, and 1994 approximated $370,000, $3,322,000, and $3,406,000, respectively, with loss before income taxes of approximately $(56,000), $(386,000), $(367,000), for the same years.

Notes Receivable from Stock Sales

     In the Third and Fourth Quarters of 1996, the Company made loans to certain of its officers and employees to provide them with funds to pay the exercise price of options granted by the Company to purchase Company common stock.. These notes are full recourse promissory notes bearing interest at 7%. The principal sum is due in September, 1999. The interest is payable only in the event and only to the extent that the fair market value of the shares of common stock at the close of business in September 1999 exceeds the exercise price. No provision has been included in the 1996 financial statements for such interest.

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

     For the Spring 1997 book fair season, the number of book fairs held as of March 13, 1997 was approximately 12% less than the same season in 1996. Additionally, the remaining scheduled events for the Spring 1997 season are 9% above the same time in the previous year. The Company anticipates this trend to continue through the Spring 1997 season and that the final number of events for the Spring 1997 season should end up 1% to 3% below below the same season in 1996.

Seasonality

     The children's literature business is highly seasonal and correlates closely to the school year. As a result, most of the income of PBF is generated between the months of September and May. Due to the seasonality, the Company experiences negative cash flow during the summer months. Further, in order to build its inventory for its Fall sales, the Company's borrowings increase over the summer and generally peak during late Fall. Inventory and receivables reach peak levels during the months of October through December.


Special Note Regarding Forward Looking Statements

      Certain statements contained in this Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements contained elsewhere in this Form 10-K regarding matters that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Those statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) expected growth in school enrollments; (ii) ability of the Company to absorb additional volume; (iii) the Company's financing plans; (iv) the Company's growth strategy including the introduction of new book fair concepts; and (v) trends affecting the Company's financial condition or results of operations. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K, including without limitation the information set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," identifies important factors that could cause such differences.

Results of Operations

     The table below sets forth certain financial data expressed as a percentage of revenues:

                                          Percentage of Revenues
                                -------------------------------------------
                                Twelve Months  Twelve Months  Twelve Months
                                    Ended          Ended          Ended
                                December 31,   December 31,   December 31,
                                    1996           1995           1994
                                -------------------------------------------
Total revenue                         100.0%         100.0%         100.0%
Cost of goods sold                     59.0           62.1           59.4
                                      -----          -----          -----
Gross profit                           41.0           37.9           40.6
Selling, general, and administration   44.1           40.1           37.1
Interest                                3.3            3.6            2.5
Depreciation and amortization           2.3            2.4            2.2
Foreign exchange                         --             --           (0.1)
Gain on sale of distribution channel  (10.8)            --              -
                                     ------          -----           -----
Income  (loss) from continuing
operations before income taxes          2.1%          (8.2)%         (1.1)%
                                     ======          ======        =======


Year Ended December 31, 1996, Compared to Year Ended December 31, 1995

     Revenues for the year ended December 31, 1996 approximated $29.9 million compared to approximately $50.2 million for the year ended December 31, 1995, a decrease of 40.4% or approximately $20.3 million. The decrease in revenues is principally attributable to the following: the sale of the United Kingdom operations in early March 1996; the discontinuance of the Canadian distribution channel in early March 1996; the disposal and phase out of certain other children's literature distribution channels in the third and fourth quarters of 1995, and a reduction in the number of domestic book fair events held in 1996 compared to 1995.

     Cost of goods sold was approximately $17.6 million for the year ended December 31, 1996, compared to approximately $31.2 million for the year ended December 31, 1995, a decrease of 43.6% or approximately $13.6 million. The decrease in cost of goods sold is due to the reduction in revenues discussed above and improvements in the cost of book fair products. Cost of goods sold as a percentage of revenues was 59.0% for 1996 compared to 62.1% for 1995.

    Selling, general and administrative expense was approximately $11.7 million for the years ended December 31, 1996, compared to approximately $19.0 million for the year ended December 31, 1995, a decrease of 38.4% or approximately $7.3 million. The decrease in selling, general and administrative expense is attributable to the sale of the United Kingdom operations in early March 1996; the discontinuance of the Canadian distribution channel in early March 1996; and the disposal and phase out of certain other children's literature distribution channels in the third and fourth quarters of 1995.

    General corporate and administrative expense was approximately $1.5 million for the year ended December 31, 1996, compared to $1.1 million for the year ended December 31, 1995, an increase of 36.4% or $400,000. The increase is principally attributable to the issuance of stock appreciation rights under the executive incentive compensation plan in October 1996 approximating $431,000.

    Interest expense was approximately $1.0 million for the year ended December 31, 1996, compared to $1.8 million for the year ended December 31, 1995, a decrease of 44.4% or $800,000. In connection with the sale of the United Kingdom distribution channel in March 1996, a portion of the proceeds was used to pay down outstanding debt. The average outstanding debt by quarter in 1996 approximated $13.7 million compared to $23.9 million for 1995. Additionally, the average interest rate for 1996 approximated 8.4% compared to approximately 9.3% for 1995.

     Depreciation and amortization expense was approximately $701,000 for the year ended December 31, 1996, compared to $1.2 million for the year ended December 31, 1995, a decrease of 41.6% or approximately $499,000. The decrease is principally attributable to the disposal of the United Kingdom distribution channel in early March 1996 and its related fixed assets.

     There was no income tax provision for 1996 due to the Company's net operating loss position, and the full valuation of any resulting deferred tax benefit.




Year Ended December 31, 1995, Compared to Year Ended December 31, 1994

     Revenues for the year ended December 31, 1995 approximated $50.2 million compared to approximately $51.2 million for the year ended December 31, 1994, a decrease of 2.0% or approximately $1.0 million. The decrease is attributable to an approximate $2 million decrease in book fair sales ($1.1 million in the domestic market and $900,000 in the foreign market) with an offset of an approximate $1 million increase in school and library sales.

     Cost of goods sold was approximately $31.2 million for the year ended December 31, 1995, compared to approximately $30.4 million for the year ended
December 31, 1994, an increase of 2.6% or approximately $800,000. As a percentage of revenues from the children's literature business segment, cost of goods sold increased to 62.1% in 1995 from 59.4% in 1994. The increase in cost of goods sold is principally due to erosion in margin, change in product mix and the related channel of product distribution.

     Selling, general, and administrative expense was approximately $19.0 million for the year ended December 31, 1995, compared to approximately $18.0 million for the year ended December 31, 1994, an increase of 5.6% or approximately $1.0 million. The increase in selling, general and administrative expenses was due to reflecting a full year of expense relating to 1994 business acquisitions as well as additional expenses relating to the operations of the 1995 business acquisitions and expenditures to further develop historical and acquired channels of distribution. Additionally, the 1995 expense includes approximately $400,000 of costs associated with the disposal and phasing out of operations.

    General corporate and administrative expense was approximately $1.1 million for the year ended December 31, 1995, compared to $1.0 million for the year ended December 31, 1994, an increase of 10% or $100,000.

    Interest expense was approximately $1.8 million for the year ended December 31, 1995, compared to $1.3 million for the year ended December 31, 1994, an increase of 38.5% or $500,000. During 1995, borrowings were at higher levels than in 1994 and at higher interest rates. The average outstanding debt by quarter in 1995 approximated $23.9 million compared to $23.3 million for 1994. Additionally, the average interest rate for 1995 approximated 9.3% compared to approximately 7.9% for 1994. The higher levels of borrowings resulted from seasonal needs, business acquisitions and business expansion.

     Depreciation and amortization expense was approximately $1.2 million for the year ended December 31, 1995, compared to $1.1 million for the year ended December 31, 1994, an increase of 9.1% or approximately $100,000. The increase in depreciation and amortization expense in 1995 was primarily due to the inclusion of a full year of expense in 1995 for acquisitions made in 1994, which increased depreciable and amortizable assets. The increase is due also to the addition of depreciable and amortizable assets associated with the 1995 business acquisitions.

     The provision for income taxes reflects a reserve for previously recorded deferred tax assets, as required by SFAS No 109.

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash generated from operating activities, amounts available under its existing credit facilities, and cash generated from the disposal of the United Kingdom distribution channel. The Company's primary uses of funds consist of financing inventory and receivables with the funding of acquisitions as a secondary use. See "Seasonality".

     The following table presents a historical summary of the Company's cash flows (in thousands):

                                    1996           1995           1994
                                ----------------------------------------
Cash  provided  by  (used)  in
operating activities            $  (2,406)     $   3,269      $  (6,737)
Capital expenditures                 (733)          (586)          (854)
Net  (payments) borrowings  on
debt obligations                   (8,669)        (2,420)         3,336
Payment for Company acquisitions       --           (779)        (2,720)
Proceeds   from  issuance   of
Common Shares                         299            275          7,206
Proceeds    from    sale    of
distribution channel               11,288             --             --
Other                                   6            102            141
                                  ________         _________      _________
Increase(decrease) in cash      $    (215)     $   ( 139)     $     372
                                 ========         ========       ========

     During early March 1996, the Company disposed of its foreign operations. The $11,287,500 of proceeds were used to pay off the debt due Lloyds Bank, pay down the revolving lines, and for working capital. Prior to December 31, 1996, the Company had one credit facility in the amount of $16 million, $11.5 million ($2,049,185 unused at December 31, 1996) of which was earmarked for the use by Pages Book Fairs, and $4.5 million ($830,254 unused at December 31, 1996) of which was earmarked for the use of CA Short Company. On December 31, 1996, in conjunction with the spin-off of CA Short Company, Pages Book Fairs entered into a new credit facility (guaranteed by the Company) in the aggregate amount of $11.5 million and CA Short Company entered into a separate credit facility in the aggregate amount of $4.5 million. The Pages Book Fairs credit facility bears interest at the lenders prime rate plus 1% and is due on June 30, 1997.

     Due to the seasonality of the Company's book fairs, cash flow from the Spring season fairs does not become significant until mid-March. This, combined with the payment of the Gruner + Jahr settlement in March, has required the Company to extend payments to some of its vendors beyond normal terms. The Company anticipates vendor payments will be back within normal terms by late April 1997.

     The Company anticipates that operating cash flows during the next twelve months, coupled with the revolving credit facility, will cover operating expenditures and meet the current maturities on long-term obligations. The Company does not anticipate any material expenditures for property, plant and equipment during the next twelve months.

     During the second half of 1997 and early 1998, the Company plans to increase sales of several of its product lines, and introduce a new book fair concept. To do so will require the Company to increase its inventory investment to support the sales increases. The Company anticipates raising additional capital during the second and third quarters of 1997 to fund this growth. The exact form of this has not been decided, however, the Company anticipates that it will conduct a private placement of equity, or subordinated debentures, which may have warrants attached. If additional funds are not raised, the Company will delay the sales increases and new concept introduction, and will control its growth and expenses at a level funded by internal cash flows and the revolving credit facility. The Company's credit facility is due and payable in full on June 30, 1997. Although the lender has not issued a commitment to do so, the Company believes that its relationship with its lender is favorable and that the credit facility will be renewed when due.

    During 1995, Gruner + Jahr Printing and Publishing Company ("G&J") filed an action against the Company seeking in excess of $900,000 in damages which had been stayed by the court pending the resolution of an action filed by the Company in federal court against G&J seeking compensation arising out the Company's purchase from G&J of the Read Aloud Book Club. In March 1997, the Company reached a settlement with G&J on both actions. As a result of the settlement, the Company made a payment to G&J of $300,000. A provision for this loss contingency was included in the 1995 financial statements.

Seasonality

     The children's literature business is highly seasonal and correlated closely to the school year. As a result, most of the income of PBF is generated between the months of September and May. Due to the seasonality, the Company experiences negative cash flow during the summer months. Further, in order to build its inventory for its Fall sales, the Company's borrowings increase over the summer and generally peak during late Fall. Inventory and receivables reach peak levels during the months of October through December.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------------------------------------------------------
     See Index to Consolidated Financial Statements and Financial Statement Schedule.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------
    None.



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
----------------------------------------------------------

Directors and Executive Officers

    The following table sets forth certain information concerning the directors and executive officers of the Company.

                                                               Director or
                                                                Executive
          Name            Age            Position (1)         Officer Since
-------------------     -------    ------------------------   -------------
S. Robert Davis (2)       58       Chairman  of  the  Board,       1990
                                   President, Assistant
                                   Secretary, and Director

Charles R. Davis (2)      35       Executive Vice President,      1983
                                   Secretary, and Director

Randall J. Asmo           32       Vice President                 1992

Juan F. Sotos, M.D.       69       Director                       1992

Robert J. Tierney         49       Director                       1992

William L. Clarke         60       Senior Vice President;         1996
                                   Chief  Executive  Officer
                                   and  President  of  Pages
                                   Book Fairs

Steven L. Canan           49       Chief  Financial  Officer      1997
                                   and Treasurer

(1) All positions are those held with the Company, except as otherwise indicated.

(2) S. Robert Davis is the father of Charles R. Davis.

Executive officers are elected by the Board of Directors and serve until their successors are duly elected and qualify, subject to earlier removal by the shareholders. Directors are elected at the annual meeting of shareholders to serve for one year and until their respective successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term.




Business Experience of Directors and Executive Officers

     S. Robert Davis was elected a director and Chairman of the Board in March, 1990, and Assistant Secretary in May, 1992. Prior to his election to the Board of Directors, he served as Assistant to the President from January, 1988, to March, 1990, on a part-time basis. Additionally, during the past five years, Mr. Davis has operated several private businesses involving the developing, sale and/or leasing of real estate but devotes substantially all of his business time to the Company. Mr. Davis is also a director of CA Short Company, a company with a class of securities registered pursuant to section 12 of the Securities Exchange Act of 1934.

    Charles R. Davis became a director of the Company in December, 1983. He was elected as Vice President of the Company in April, 1986, and served as Secretary and Assistant Treasurer of the Company from January, 1984, until April, 1986. In September, 1989, Mr. Davis was again elected Secretary of the Company and, in July, 1991, he was elected Executive Vice President of the Company. In September, 1992, Mr. Davis was elected President of CA Short Company, a subsidiary of the Company that was spun-off to shareholders on December 31, 1996. Additionally, during the past five years, Mr. Davis has operated several private businesses involving the developing, sale and/or leasing of real estate but devotes substantially all of his business time to the Company. Mr. Davis is also a director of CA Short Company, a company with a class of securities registered pursuant to section 12 of the Securities Exchange Act of 1934.

     William L. Clarke was elected Senior Vice President in May, 1996. Shortly before this election, he joined Pages Book Fairs, Inc. as President and Chief Executive Officer. Prior to that time, he was president of Clarke & Associates, a management consulting firm. Mr. Clarke's background also includes twelve years as a partner of Deloitte & Touche LLP and Ernst & Young LLP in their national retail practices.

     Steven L. Canan was elected Chief Financial Officer and Treasurer in February, 1997. Previously, Mr. Canan served as Vice President of Administration for Pages Book Fairs, Inc. Mr. Canan joined Pages Book Fairs in 1988 as its Controller and has held several positions within Pages Book Fairs since that time. Prior to joining Pages Book Fairs, Mr. Canan served in financial positions with Xerox Education Publications, manufacturing companies and Arthur Andersen & Co.

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

     Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

    Each director who is not an officer of the Company receives a fee of $1,100 for attendance at each Board meeting, a fee of $550 for attendance at each telephonic Board meeting, and a fee of $500 for attendance at each meeting of a Board committee of which he is a member. Directors who are also officers of the Company receive no additional compensation for their services as directors.

     The following table shows, for the fiscal years ended December 31, 1996, 1995, and 1994, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to the Company's President and each of its four other most highly paid executive officers (the "Named Executive Officers") in the principal capacity in which they served:

                           Summary Compensation Table


                                                             Annual Compensation              Long-term Compensation
                                  -------------------------------------------------------    -------------------------
                                                                                              Number of        Number
Name and                                                                     Other Annual      Options        of SAR's
Principal Position                  Year          Salary          Bonus      Compensation    Awarded(1)      Awarded(7)
-----------------------------     --------       --------      ---------     ------------    ----------      ----------
S. Robert Davis,                  12/31/96       $167,704          $0         $138,086(2)         0           244,078
Chairman and President            12/31/95       $183,180          $0         $209,368(2)         0              0
                                  12/31/94       $185,000          $0             $0              0              0

Richard A. Stimmel,(3)            12/31/96       $ 41,985          $0         $225,000(3)         0              0
President                         12/31/95       $158,180          $0         $349,719(2)         0              0
                                  12/31/94       $160,000          $0             $0              0              0

Charles R. Davis,                 12/31/96       $132,315          $0         $134,040(2)         0           122,039
Executive Vice President          12/31/95       $147,896          $0         $103,389(2)         0              0
                                  12/31/94       $140,000          $0             $0              0              0

William L. Clarke(4)              12/31/96        $88,346          $0           $166(6)        100,000         51,867
Senior Vice President

Tamara Zeph(5)                    12/31/96        $69,908          $0           $198(6)        25,000            0
Chief Financial Officer           12/31/95        $66,780          $0           $160(6)         6,300            0
                                  12/31/94        $57,493          $0           $63(6)            0              0

Steven L. Canan                   12/31/96        $87,903          $0           $216(6)        40,000          15,255
Vice President                    12/31/95        $77,235          $0           $198(6)         2,500            0
                                  12/31/94        $77,214          $0           $95(6)            0              0


Randall J. Amso                   12/31/96        $59,090          $0          $7,891(2)       35,000          30,510
Vice President                    12/31/95        $59,090          $0             $0           10,500            0
                                  12/31/94        $27,185          $0             $0              0              0

(1) Stock options previously granted to the Named Executive Officers, by their terms, automatically adjust to reflect certain changes in the outstanding Common Shares of the Company, including stock dividends.

(2) Represents the difference between the fair market value of the Common Shares received and the stock option exercise price on the date of exercise.

(3) Mr. Stimmel left the Company in April of 1996. Other annual compensation is cash paid per a severance agreement dated April 17, 1996.

(4) Mr. Clarke was elected Senior Vice President of the Company in May of 1996.

(5) Ms. Zeph left the Company in November of 1996.

(6) Represents life insurance premiums paid for term life insurance provided as part of the health insurance plan provided to employees of PBF generally.

(7) Stock Appreciation Rights awarded under executive incentive compensation plan dated November 8, 1996.

 Compensation Committee Interlocks and Insider Participation

     Juan F. Sotos, M.D. and Robert J. Tierney served as the Executive Compensation Committee during the last fiscal year. Neither Dr. Tierney nor Dr. Sotos serve or have served as an employee of the Company or any of its subsidiaries. Richard A. Stimmel, previously the Company's President, served until his resignation on the Executive Compensation Committee along with Drs. Tierney and Sotos during the last fiscal year. None of such persons serves on the Board of Directors of any other public company.

Executive Compensation Committee's Report on Executive Compensation

     The Executive Compensation Committee (the "Committee") has designed its executive compensation policies to provide incentives to its executives to focus on both current and long-term Company goals, with an overriding emphasis on the ultimate objective of enhancing stockholder value. The Committee has followed an executive compensation program, comprised of cash and equity-based incentives, which recognizes individual achievement and encourages executive loyalty and initiative. The Committee considers equity ownership to be an important factor in providing executives with a closer orientation to the Company and its stockholders. Accordingly, the Committee encourages equity ownership by its executives through the grant of options to purchase Common Stock. Similarly, the Committee believes the Company's Employee Stock Purchase Plan encourages employees to build a meaningful stake in the Company, further aligning their interests with those of the stockholders.

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

     The Committee utilizes the same policies and considerations enumerated above with respect to compensation decisions regarding the Chairman and President, S. Robert Davis. Mr. Davis' 1996 base salary was determined primarily by reference to historical compensation, scope of responsibility,
and the Company's desire to retain his services.  The Committee  believes   its
compensation policies with respect to its executive officers promote the interests of the Company and its Stockholders through current motivation of the executive officers coupled with an emphasis on the Company's long-term success.

Executive Compensation Committee
Juan F. Sotos, M.D.
Robert J. Tierney



Option/SAR Grants in Past Fiscal Year

     The following table sets forth information with respect to options and stock appreciation rights granted to the Named Executive Officers during the last fiscal year:

                     Number of      Percent of
                     Securities   Total Options/SARs
                     Underlying     Granted to
Name and Principal   Options/SARs   Employees in   Exercise or    Expiration      Grant Date
Position             Granted        Fiscal Year    Base Price     Date            Present Value
------------------   ------------   ------------   ------------   -------------   ------------
S. Robert Davis      244,078        30.3%          $2.13          November 1999   $226,993
Chairman and
President

Charles R. Davis     122,039        15.2%          $2.13          November 1999    $113,496
Executive Vice
President

Tamara Zeph           25,000         3.1%          $2.38          May 2002         $ 17,000
Chief Financial
Officer

Randall J. Asmo       30,510         3.8%          $2.13          November 1999    $ 28,375
Vice President        20,000         2.5%          $1.75          July 2002        $ 26,200
                      15,000         1.9%          $2.38          May 2002         $ 10,200

William L. Clarke     51,867         6.4%          $2.13          November 1999    $ 48,236
Senior Vice President 25,000         3.1%          $1.75          July 2002        $ 32,750
                      75,000         9.3%          $2.38          May 2002         $ 51,000

Steven Canan          15,255         1.9%          $2.13          November 1999    $ 14,187
Vice President        15,000         1.9%          $2.38          May 2002         $ 10,200
                      25,000         3.1%          $2.125         November 2002    $ 23,375

Aggregated Option Exercises and Fiscal Year-End Option/SAR Values

     The following table sets forth certain information with respect to options exercised during fiscal 1996 by the Named Executive Officers and with respect to unexercised options and SARs held by such person at the end of fiscal 1996.

                                                                     Value of Unexercised
                          Shares                     Number of Unexercised           In-the-Money Options/
                          Acquired                   Options/SARs at Year End        SARs at Year End(1)
                          on           Value      -----------------------------   ---------------------------
Name                      Exercise(#)  Realized   Exersizable    Unexersizable    Exercisable  Unexersizable
----------------------    ---------    --------   ------------   --------------   ------------ --------------
William L. Clarke             -           -          151,867          -           $131,986          -
S. Robert Davis             419,122    $138,086      287,828          -           $226,993          -
Charles R. Davis            491,365    $134,040      165,789          -           $113,496          -
Randall J. Asmo              15,625    $  7,891       88,510          -           $ 69,560          -
Steven L. Canan               -           -           64,005          -           $ 48,807          -

(1) The value of unexercised in-the-money options at year end represents the difference between the closing sale price on the NASDAQ National Market of the Common Stock on December 31, 1996, and the exercise price of each option multiplied by the number of shares covered by the option.




Performance Graph

     The following line graph compares the yearly change in the Company's total return to its Stockholders as compared to total return of the Center for Research in Securities Prices Total Return Index for the NASDAQ Stock Market (U.S.) and the Standard & Poors Publishing Group, assuming a common starting point of 100 for the five-year period from December 31, 1991 to December 31, 1996. Total stockholder return for the Company, as well as for the Indexes, was determined by adding (a) the cumulative amount of dividends for a given year (assuming dividend reinvestment), and (b) the difference between the share price at the beginning and at the end of the year, the sum of which is then divided by the share price at the beginning of such year.


Year Ending           Pages, Inc.     S&P Publishing     NASDAQ
                                      500 Index          Composite
----------------      ------------    -------------    ------------
Dec 31, 1990           100             100              100
Dec 31, 1991           147.37          123.14           157.26
Dec 31, 1992           326.32          143.80           181.97
Dec 31, 1993           565.79          182.57           208.03
Dec 31, 1994           236.84          175.89           202.97
Dec 31, 1995            85.53          226.67           285.26
Dec 31, 1996           171.05          229.64           349.88


ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
----------------------------------------------------------------------

     The following table sets forth certain information as of March 13, 1997, with respect to the beneficial ownership of shares of the Company's common stock by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, by each director, by the President and each of the Company's four other most highly paid executive officers serving as of December 31, 1996, and by all directors and executive officers of the Company as a group:


                                Amount and Nature
                                  of Beneficial          Percent
Name and Address                   Ownership(1)        of Class(2)
------------------------------    ------------         -----------

S. Robert Davis                    1,352,262(3)           20.61%
801 94th Avenue North
St. Petersburg, Florida 33702

William L. Clarke                    118,180(4)            1.80%
801 94th Avenue North
St. Petersburg, Florida 33702

Charles R. Davis                     698,906(5)           10.65%
801 94th Avenue North
St. Petersburg, Florida 33702

Randall J. Asmo                       90,276(6)            1.38%
5720 Avery Road
Dublin, Ohio  43016

Juan F. Sotos, M.D.                   69,390(7)            1.06%
4400 Squirrel Bend
Columbus, Ohio 43220

Robert J. Tierney                     14,338(8)            0.22%
4805 Olentangy Blvd.
Columbus, Ohio 43214

Steven L. Canan                       56,445(9)            0.85%
801 94th Avenue North
St. Petersburg, Florida  33702
                                    ------------            ---------
All   executive  officers  and
directors as a group (7 persons)    2,399,797(10)           36.57%
                                    ============            =========



(1)  Represents sole voting and investment power unless otherwise indicated.

(2) Based on 6,562,389 shares of common stock outstanding as of March 13, 1997, plus, as to each person listed, that portion of the 606,498 unissued shares of common stock subject to outstanding options and warrants which may be exercised by such person, and as to all officers and directors as a group, unissued shares of common stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options.

(3) Includes 25,100 shares owned by Mr. Davis' wife as to which Mr. Davis disclaims beneficial ownership and includes 50,653 unissued Common Shares as to which Mr. Davis has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

(4) Includes 115,780 unissued Common Shares as to which Mr. Clarke has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

(5) Includes 5,781 shares owned by Mr. Davis' wife and 4,474 shares owned by Mr. Davis' children as to which Mr. Davis disclaims beneficial ownership and includes 50,653 unissued Common Shares as to which Mr. Davis has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

(6) Includes 67,151 unissued common shares as to which Mr. Asmo has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

(7) Includes 11,578 unissued common shares as to which Dr. Sotos, a Director of the Company, has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

(8) Includes 11,578 unissued common shares as to which Dr. Tierney, a Director of the Company, has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

(9) Includes 56,441 unissued common shares as to which Mr. Canan has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

(10) The number of shares of common stock beneficially owned by all officers and directors as a group includes 363,834 unissued shares of common stock as to which they have the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days, 10,255 shares of common stock owned by Mr. Charles Davis' wife and children as to which Mr. Davis disclaims any beneficial ownership, and 25,100 shares of common stock owned by Mrs. S. Robert Davis as to which Mr. Davis disclaims any beneficial ownership.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

      Effective on the close of business on December 31, 1996, the Company completed a tax-free spin-off of the common stock of the Company's wholly-owned subsidiary, CA Short Company ("CAS") through a distribution to the stockholders of Pages, Inc. of one and one-half shares of CAS common stock for every ten shares of Pages common stock outstanding on the record date. S. Robert Davis and Charles R. Davis are officers and Directors of CAS. For purposes of governing certain of the ongoing relationships between the Company and CAS after the spin-off and to provide for an orderly transition to the status of the two separate companies, the Company and CAS entered into a Distribution Agreement, a copy of which is included as an Exhibit to this annual report.


                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  1.  Financial Statements:

         See Index to Consolidated Financial  Statements  and
         Financial Statement Schedule following "Signatures."

     2.   Financial Statement Schedule:

         See Index to Consolidated Financial  Statements  and
         Financial Statement Schedule following "Signatures."

     3.  Exhibits:

         See the Exhibit Index

(b) Reports on Form 8-K filed by the Registrant during the quarter ended December 31, 1996.

     The Company filed a report on Form 8-K dated October 31, 1996 under Item 5 describing the settlement of the Internal Revenue Service Notices of Deficiencies for $750,000 plus interest of approximately $750,000, the resignation of Tamara L. Zeph, Treasurer and CFO and the appointment of Randall
J. Asmo, VP of the Company, as interim CFO effective immediately while searching for a new Treasurer and CFO.

      The Company filed a report on Form 8-K dated November 20, 1996 under Item 5 describing the filing of Form 10 under section 12(g) of Securities Exchange Act of 1934 for the spin-off of CA Short Company, a wholly-owned subsidiary, to the Company's stockholders and the financial results for the Third Quarter.


                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Pages, INC.
                                   (Registrant)

Dated: March 27, 1997                            By:/s/ Steven L. Canan
       ------------------------------------      -----------------------------
                                                 Steven L. Canan
                                                 Principal Accounting and
                                                 Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated:  March 27, 1997                           By:/s/ S. Robert Davis
       -------------------------------------     --------------------------
                                                 S. Robert Davis
                                                 Chairman of the Board, and
                                                 Director


Dated: March 27, 1997                            By: /s/ Charles R. Davis
       -------------------------------------     -----------------------------
                                                 Charles R. Davis
                                                 Executive Vice President, and
                                                 Director




                         Pages, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report

Consolidated statements of operations

Consolidated balance sheets

Consolidated statements of cash flows

Consolidated statements of stockholders' equity

Notes to the consolidated financial statements

Schedule 11--Valuation and qualifying accounts

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.





INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Pages, Inc.
St. Petersburg, Florida


We have audited the accompanying consolidated balance sheets of Pages, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period then ended. Our audits also include the information in the consolidated financial statement schedule for the years ended December 31, 1996, 1995 and 1994, listed in the index at Item 14(d). These consolidated financial statements and consolidated financial
statement schedule are the responsibility of the Company's  management.    Our
responsibility  is  to  express  an  opinion  on  the  consolidated   financial
statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period then ended in conformity with generally
accepted  accounting principles.   Also,  in  our  opinion,  the  consolidated
financial statement schedule as of and for the years ended December 31, 1996, 1995 and 1994, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the financial statements, effective January 1, 1996, the Company changed its method of accounting for the recognition of deferred revenue for prepaid safety award programs.

/s/ Deloitte & Touche LLP

Tampa, Florida
March  21, 1997


                         PAGES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the years ended December 31, 1996, 1995 and 1994
             ----------------------------------------------------
                                    1996           1995           1994
                                -----------    -----------    -----------

Revenues                        $29,886,897    $50,200,870    $51,178,389
                                -----------    -----------    -----------
Costs and Expenses:
  Cost of goods sold             17,645,575     31,196,346     30,398,127
  Selling, general and
    administrative               13,179,673     20,106,041     19,010,016
  Interest                          998,794      1,801,391      1,274,521
  Depreciation and amortization     700,977      1,182,804      1,125,451
  Foreign exchange                      --          12,245        (69,804)
  Gain on sale of distribution
    channel                      (3,255,337)           --              --
                                -----------    -----------    -----------
                                 29,269,682     54,298,827     51,738,311
                                -----------    -----------    -----------

Income(loss)  from  continuing
  operations before income taxes    617,215     (4,097,957)      (559,922)
(Provision) benefit for income
  taxes                                 --      (2,119,400)       168,700
                                -----------    -----------    -----------
Income(loss)  from  continuing
  operations                         617,215     (6,217,357)      (391,222)
Discontinued operations:
  Loss from operations              (83,181)    (2,352,362)       (81,210)
  Loss on disposal                       --       (650,000)            --
  Cumulative effect of change in
    accounting principle            994,664            --             --
                                -----------    -----------    -----------
NET INCOME (LOSS)               $ 1,528,698    $(9,219,719)   $  (472,432)
                                ===========    ===========    ===========

Income(loss) per common share:
  Income(loss) from continuing
    operations                  $      0.10    $     (1.26)   $     (0.10)
  Discontinued operations before
    cumulative effect of change
    in accounting principle           (0.01)         (0.61)         (0.02)
  Cumulative effect of change in
    accounting principle               0.17           0.00           0.00
                                -----------    -----------    -----------
Income(loss) per common share   $      0.26    $     (1.87)   $     (0.12)
                                ===========    ===========    ===========

Weighted average common and
  common equivalent shares        5,857,000      4,930,000    4,055,000
                                ===========    ===========    ===========

                    The accompanying notes are an integral
                part of the consolidated financial statements.


                         PAGES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1996 and 1995


                   ASSETS                          1996           1995
                                               -----------     ----------

Current Assets:
   Cash                                        $   317,911    $   532,855
   Accounts receivable, net of allowance for
     doubtful  accounts of $316,000 and
     $457,000, respectively                      6,896,366      9,931,548
    Inventory                                   19,358,374     27,840,561
    Prepaid expenses                             1,541,964      2,229,829
                                               -----------     ----------
       Total current assets                     28,114,615     40,534,793
                                               -----------     ----------

Buildings and equipment:
    Buildings                                    4,264,259      4,256,881
    Equipment                                    4,045,248      5,810,714
                                               -----------     ----------
                                                 8,309,507     10,067,595
    Less accumulated depreciation               (2,448,860)    (3,442,661)
                                               -----------     ----------
                                                 5,860,647      6,624,934
Land                                               631,468        631,468
                                               -----------     ----------
        Total property and equipment, net        6,492,115      7,256,402



Other assets:
   Cost in excess of net assets acquired, net
     of  accumulated amortization of $644,897
     and $479,075, respectively                  5,828,757      5,994,579
   Other                                           884,752      1,063,701
                                               -----------     ----------
                                                 6,713,509      7,058,280
                                               -----------     ----------
TOTAL ASSETS                                   $41,320,239    $54,849,475
                                               ===========    ===========




                    The accompanying notes are an integral
                part of the consolidated financial statements.


                         PAGES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1996 and 1995

        LIABILITIES AND STOCKHOLDERS' EQUITY       1996           1995
                                               -----------     ----------

Current Liabilities:
  Accounts payable                             $ 3,388,341    $ 8,394,054
  Short-term debt obligations                   13,120,561      5,478,407
  Accrued liabilities                            1,560,637      2,417,940
  Accrued tax liabilities                        2,783,836      3,216,088
  Deferred revenue                               3,068,320      4,983,304
  Current portion of on long-term debt
    obligations                                    158,160        157,145
  Current installments capitalized lease
    obligations                                    100,123        168,619
                                               -----------     ----------
     Total current liabilities                  24,179,978     24,815,557
                                               -----------     ----------
Long-term debt and capital lease obligations     1,328,986     17,373,403
Deferred revenue                                 2,935,626      1,986,916
                                               -----------     ----------
     Total liabilities                          28,444,590     44,175,876

Commitments and contingencies

Stockholders' Equity
  Preferred shares:$.01 par value; authorized
    300,000 shares; none issued and outstanding
  Common shares: $.01 par value; authorized
    20,000,000 shares; issued 6,497,268 shares
    and 5,474,556 shares, respectively              64,973         54,746
  Capital in excess of stated value             23,951,788     22,760,194
  Notes receivable from stock sales               (903,123)            --
  Foreign currency translation, net of tax              --       (374,654)
  Accumulated deficit                           (9,996,866)   (11,525,564)
                                               -----------     ----------
                                                13,116,772     10,914,722

   Less 298,713 shares of common stock in
     treasury, at cost                            (241,123)      (241,123)
                                               -----------     ----------
     Total stockholders' equity                 12,875,649     10,673,599
                                               -----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $41,320,239    $54,849,475
                                               ===========    ===========

                    The accompanying notes are an integral
                part of the consolidated financial statements.


                         PAGES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1996, 1995 and 1994


                                                             1996           1995           1994
                                                         -----------     -----------   -----------
Cash flows from operating activities:
  Net income (loss)                                      $  1,528,698    $(9,219,719)  $   (472,432)
                                                         -----------     -----------     -----------
  Adjustments to reconcile net income(loss) to cash
    provided by (used in) operating activities:
    Depreciation and amortization                             700,977      1,182,804      1,125,451
    Deferred income taxes                                         --       2,119,400       (168,700)
    Gain on sale of distribution channel                   (3,255,337)            --             --
    Foreign exchange                                               --         12,245        (69,804)
    Loss on sale of property and equipment                         --         15,909            194
    Bad debt expense                                               --        146,000        148,230
    Write-off of intangible assets                                 --        349,753             --

Changes  in  assets and liabilities net of  effects  of
disposition  and acquisitions by children's  literature
segment:
    (Increase) decrease in assets:
    Accounts receivable                                     2,308,035      4,238,330     (1,941,902)
    Inventory                                               2,261,047      5,258,045     (6,846,635)
    Prepaid expenses and other assets                         573,470      1,572,778       (727,944)
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities             (5,556,433)    (2,887,614)       686,620
      Deferred revenue                                       (966,274)       480,734      1,530,046
                                                         -----------     -----------   -----------
Total adjustments                                          (3,934,515)    12,488,384     (6,264,444)
                                                         -----------     -----------   -----------
    Net cash provided by (used in) operating activities    (2,405,817)     3,268,665     (6,736,876)
                                                         -----------     -----------   -----------

Cash flows from investing activities:
    Payments for purchases of property and equipment         (732,786)      (585,678)      (854,396)
    Proceeds from sale of property and equipment               17,403        102,129        266,282
    Proceeds from disposition of distribution channel      11,287,500             --             --

    Payments for acquisitions by children's literature           --         (779,346)    (2,720,000)
      segment, net of cash and debt acquired and stock
      issued
                                                         -----------     -----------   -----------
Cash provided by (used in) investing activities            10,572,117     (1,262,895)    (3,308,114)
                                                         -----------     -----------   -----------

Cash flows from financing activities:
    Proceeds from issuance of stock, net of expense           298,698        275,013      7,205,539
    Proceeds from debt and lease obligations               55,942,408     55,890,001     58,282,852
    Principal payments on debt and lease obligations      (64,611,080)   (58,310,350)   (54,946,414)
                                                         -----------     -----------   -----------
Cash provided by (used in) financing activities            (8,369,974)    (2,145,336)    10,541,977
                                                         -----------     -----------   -----------
Effect of exchange rate changes on cash                       (11,270)           819       (125,102)
                                                         -----------     -----------   -----------
Increase (decrease) in cash                                  (214,944)      (138,747)       371,885

Cash, beginning of year                                       532,855        671,602        299,717
                                                         -----------     -----------   -----------
Cash, end of year                                        $    317,911   $    532,855    $   671,602
                                                         ===========     ===========   ============

                    The accompanying notes are an integral
               part of the consolidated financial statements.


                          PAGES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1996, 1995 and 1994

                                                                        Notes
                                                         Capital In   Receivable  Foreign
                                                 Common   Excess of      from     Currency     Accumulated   Treasury
                                      Shares     Stock    Par Value     Stock     Translation    Deficit      Stock        Total
                                                                        Sales
                                   ---------    -------  -----------  ----------  ----------   -----------  ---------   -----------
Balance December 31, 1993          3,829,546    $38,295  $15,296,093  $     --    $ (445,540)  $(1,833,413) $(241,123)  $12,814,312

Year ended December 31, 1994:
Exercise of stock options                 375         4         296                                                            300


Issuance of common stock through   1,258,000     12,580    7,192,659                                                      7,205,239
public offering, net of expenses
of $671,099
                                   ---------    -------  -----------  ----------  ----------   -----------  ---------   -----------
Foreign currency translation                                                           45,245                               45,245
Net loss                                                                                         (472,432)                (472,432)
                                   ---------    -------  -----------  ----------  ----------   -----------  ---------   -----------
Balance December 31, 1994          5,087,921     50,879   22,489,048        --      (400,295)   (2,305,845)  (241,123)  19,592,664

Year ended December 31, 1995:
Exercise of stock options             313,923     3,140     271,873                                                        275,013
Other                                  72,712       727        (727)                                                         --
Foreign currency translation                                                          25,641                                25,641
Net loss                                                                                        (9,219,719)             (9,219,719)
                                   ---------    -------  -----------  ----------  ----------   -----------  ---------   -----------
Balance December 31, 1995          5,474,556     54,746   22,760,194          --    (374,654)  (11,525,564)  (241,123)   10,673,599

Year ended December 31, 1996:
Exercise of stock options          1,022,712     10,227    1,191,594   (903,123)                                           298,698
Foreign currency translation                                                          374,654                              374,654
Net income                                                                                       1,528,698               1,528,698
                                   ---------    -------  -----------  ----------  ----------   -----------  ---------   -----------
Balance December 31, 1996         6,497,268    $64,973  $23,951,788  $(903,123)  $       --   $(9,996,866) $(241,123)  $12,875,649
                                  =========     ======   ==========   ========    =========    ===========  =========   ==========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.



                PAGES, INC. AND SUBSIDIARIES
                -----------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

Principles of Consolidation
---------------------------

      The consolidated financial statements include the accounts of Pages, Inc. and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions, collectively referred to as "the
Company." The Company's children's literature business segment is operated principally through Pages Book Fairs, Inc. and related entities ("PBF") and the Company's discontinued incentive/recognition awards business segment was
operated  through  CA  Short Company ("CAS").   The  Company  changed  its
children's literature business name from School Book Fairs, Inc. to Pages Book Fairs, Inc. in May 1996. The Company changed its discontinued incentive/recognition awards business name from Clyde A. Short Company to CA Short Company in November 1996.

Use of Management Estimates
---------------------------

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

Revenue Recognition
-------------------

      Revenues from the sale of children's literature and incentive awards are recognized upon shipment and delivery of the related merchandise. Revenues from services are insignificant. The Company provides for estimated returns from the sale of children's literature when those products are shipped. Returns from the sales of incentive awards and from services are insignificant. Effective January 1, 1996, CAS adopted a change in accounting principle relating to deferred revenues and prepaid expenses (See Note 8).

Accounts Receivable
-------------------

      The Company mainly sells its products to schools, organizations, public libraries, commercial and industrial customers across the United States. The accounts receivable are well diversified and are expected to be repaid in the normal course of business.

Inventory
---------

      Inventory consists of finished goods which are comprised of books and general retail merchandise. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method. Internal and external production costs (which include costs for design, art, editorial services and color separations in the publishing of finished goods inventory) are capitalized and expensed over the respective lives of the titles published by the Company.



Prepaid Expenses
----------------

      Prepaid expenses at December 31, 1996 and 1995, include approximately $1,500,000 and $1,600,000, respectively, of prepaid selling costs that include employee costs and incentive payments to distributors and salespeople for the scheduling of future sales events and sales of incentive and recognition awards programs. Such costs are directly attributable to obtaining specific future commitments to hold a selling event and are expensed in the year the related sales occur. Effective January 1, 1996, CAS adopted a change in accounting principle relating to deferred revenues and prepaid expenses (See Note 8).

Buildings  and Equipment
------------------------

      Buildings and equipment are recorded at cost and depreciated over their estimated useful life on the straight-line method. Estimated useful lives range from three to thirty-one years. Major repairs and betterments are capitalized; minor repairs are expensed as incurred. Depreciation expense for the years ended December 31, 1996, 1995, and 1994, totaled $491,087, $958,160, and $936,400, respectively.

Cost In Excess of Net Assets Acquired and Other Assets
------------------------------------------------------

      Cost in excess of net assets acquired are amortized on a straight line basis over 40 years. Management periodically evaluates its accounting for cost in excess of net assets acquired by considering such factors as historical performance, current operating results and future operating income. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectation of nondiscounted cash flows and operating income for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 1996. Based on this periodic review, management believes that the carrying value of cost in excess of net assets acquired is reasonable and the amortization period is appropriate. Amortization expense on cost in excess of net assets acquired for the years ended December 31, 1996, 1995 and 1994 and totaled $131,658, $132,566, and $89,037, respectively.

      Other assets include payments for covenants not to compete, cash surrender value of life insurance and deferred loan costs. The covenants not to compete and deferred loan costs are amortized using the straight line method over the terms of the related contracts. Amortization expense totaled $78,232, $92,078, and $100,014, for the years ended December 31, 1996, 1995, and 1994, respectively.

Deferred Revenue
----------------

      Deferred revenue represents customer prepayments for goods and services that the Company will deliver in the future. Upon delivery of such goods and services, deferred revenues are recognized as revenues. Effective January 1, 1996, CAS adopted a change in accounting principle relating to deferred revenues and prepaid expenses (See Note 8).

Stock-Based Compensation
------------------------

      The Company has stock option plans (the "Plans") which reserves shares of common stock for issuance to executives, key employees, and Directors. The
Company  has  adopted  the  disclosure-only  provisions   of Statement  of
Financial Accounting Standards ("SFAS") No. 123, "Accounting  for Stock-Based
Compensation."   Accordingly,  no  compensation  cost   has   been recognized
for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 been consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the proforma amounts indicated below:

     Net earnings - as reported              $  1,528,698
     Net earnings - proforma                 $  1,058,000
     Earnings per share - as reported        $    .26
     Earnings per share - proforma           $    .18

The effect on compensation expense, if determined under the provisions of SFAS No. 123, based on the fair value at the grant date consistent with those provisions is not material to the net loss, or net loss per common share for 1995.

The assumption regarding all outstanding stock options issued to executives and key employees as of December 31, 1996 was that 100% of such options vested in 1996, which occurred by Board resolution on October 8, 1996 as a result of the planned spin-off of CAS (See Note 8).

     Normal vesting of options under the Plans is 20% per year over five  years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: expected volatility of 6.62%, risk-free interest rate ranging from 6.38% to 6.46%, and expected lives of 5 years.

Long-Lived Assets
-----------------

      In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. There was no material effect on the financial statements from the adoption because the Company's prior impairment recognition practice was consistent with the major provisions of the Statement. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property and equipment and intangibles in relation to the operating performance and future discounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

Per Share Data
--------------

      Per share amounts have been computed based on the weighted average number of common and common share equivalents outstanding during the period. Common stock equivalents are not included in the computation for 1995 and 1994 since the effect of their inclusion would be antidilutive.

Reclassifications
-----------------

      Certain reclassifications to the 1995 and 1994 consolidated financial statements have been made to conform with the current year's presentation.



2.  STOCK OPTIONS, WARRANTS, AND STOCK APPRECIATION RIGHTS
----------------------------------------------------------

      At December 31, 1996, 360,745 common shares of the Company were reserved for issuance under the incentive stock option plan, 158,125 shares were reserved under non-statutory stock options, and 5,000 shares were reserved under outstanding warrants.

     Information for the stock options, warrants, and Stock Appreciation Rights is summarized as follows:

                                December 31,   December 31,   December 31,
                                    1996           1995           1994
                                 ---------       ---------      ---------
Incentive Stock Option Plans
----------------------------
Outstanding, beginning of year     58,125         122,450        139,825
  Granted                          459,500        55,625          None
  Canceled                        (60,280)       (119,950)      (17,000)
  Exercised                       (96,600)             --           (375)
                                 ---------       ---------      ---------
Outstanding, end of year           360,745         58,125        122,450
                                 =========       =========      =========

Exercise price range of
  options outstanding               $1.75          $2.57         $10.88
                                     to             to
                                   $10.88         $10.88

Exercise price range of
  options exercised during
  the year                         $1.875            -            $0.80
                                     to
                                    $2.69

Non-Statutory Stock Options
----------------------------
Outstanding, beginning of year    2,045,016      2,666,821      2,639,132
  Granted                          20,000         92,308         66,064
  Canceled                        (980,779)      (400,190)      (38,375)
  Exercised                       (926,112)      (313,923)            --
                                 ---------       ---------      ---------
Outstanding, end of year           158,125       2,045,016      2,666,821
                                 =========       =========      =========
Exercise price range of
  options outstanding              $2.125          $0.80          $0.80
                                     to             to             to
                                    $7.20         $11.75         $11.75

Exercise price range of
  options exercised during
  the year                          $0.80          $0.80          None
                                     to             to
                                    $1.20          $0.88



      The Incentive Stock Options are exercisable at the fair market value on the date of grant, and were granted from shares available for issuance from the Company's 1993 Incentive Stock Option Plan. The options outstanding at December 31, 1996 are all presently exercisable and expire six years from grant date at various dates through November, 2002. The options vest at a rate of 20% per year over five years from grant date.

      The non-statutory options are exercisable at the fair market value on the date of grant. The non-statutory options outstanding at December 31, 1996, are all presently exercisable and expire five years from grant date at various dates through November 2001.

      Warrants to purchase 5,000 shares of Pages, Inc. common stock were issued in August, 1996 as part of subordinated debenture issued to an investor. The warrants are exercisable at 20% per year over five years from date of issuance at $2.00 per share, the market value of the common stock at date of issuance of the warrants.

  Stock  Appreciation Rights (SAR) were awarded to  certain  executive
officers.   The SAR's were awarded at fair market value as of the date  of  the
award.   The  rights outstanding at December 31, 1996 are all presently  vested and expire November, 1999.

A summary of options, warrants, and SARs outstanding at December 31, 1996 is as follows.


        Date                                                          Proceeds
     Granted or              Shares         Shares       Exercise   To Company
       Issued             Reserved     Exercisable        Price    Upon Exercise
       ------                -------        -------       ------    -----------
Incentive
Stock Options:

November 18, 1993             1,500          1,500        $10.880     $16,320.00
September 29, 1995           15,945         15,945          2.690      42,892.05
November 13, 1995            22,000         22,000          2.570      56,540.00
May 8, 1996                 251,300        251,300          2.380     598,094.00
July 24, 1996                45,000         45,000          1.750      78,750.00
November 8, 1996             25,000         25,000          2.125      53,125.00
                            -------        -------         ------    -----------
                            360,745        360,745                    845,721.05
                            -------        -------         ------    -----------
Non-Statutory
Stock Options:

May 19, 1992                 16,250         16,250          3.900      63,375.00
June 2, 1992                 87,500         87,500          4.200     367,500.00
June 15, 1992                18,750         18,750          4.500      84,375.00
August 15, 1992              12,500         12,500          5.300      66,250.00
April 30, 1993                3,125          3,125          7.200      22,500.00
November 1, 1996             20,000         20,000          2.125      42,500.00
                            -------        -------         ------    -----------
                            158,125        158,125                    646,500.00
                            -------        -------         ------    -----------

Warrants:

August 14, 1996               5,000              0          2.000      10,000.00
                            -------        -------         ------    -----------
Total Options and Warrants  523,870        518,870                 $1,502,221.05
                            =======        =======         ======  =============

Stock Appreciation Rights:
November 1, 1996                           463,749         $2.130             --
                            =======        =======         ======  =============

 3.  NOTES RECEIVABLE FROM STOCK SALES
     ---------------------------------

       In the Third and Fourth Quarters of 1996, certain officers and employees exercised stock options for notes. These notes are full recourse promissory notes bearing interest at 7%. The principal sum is due in September, 1999. The interest is payable only in the event and only to the extent that the fair market value of the shares of common stock at the close of business in September, 1999 exceeds the exercise price. No provision has been made in the 1996 financial statements for such interest.

4.  DEBT OBLIGATIONS
    ----------------

      Debt obligations consisted of the following:
                                                        1996           1995
                                                    -----------    -----------
Line  of  credit  with interest at  prime  plus  1
percent;  interest  payable monthly,  maturing  on
June 30, 1997, collateralized by substantially all
assets of the Company ($830,254 unused at December
31, 1996)                                           $ 3,669,746    $ 4,416,154

Line  of  credit  with interest at  prime  plus  1
percent;  interest  payable monthly,  maturing  on
June 30, 1997, collateralized by substantially all
assets  of  the  Company  ($2,049,185  unused   at
December 31, 1996)                                    9,450,815      3,544,400

United  Kingdom - Lloyds Bank $2,174,200  line  of
credit  with  interest at base plus 2  percent  (8
1/4%  at  December 31, 1995), payable  on  demand,
colateralized by substantially all assets  of  the
United  Kingdom operations ($452,622 available  at
December 31, 1995)                                         --        1,721,578

Note  with  interest  of  prime  plus  1  percent;
interest payable monthly, maturing June 7, 1996             --       2,500,000

Revolving loan payable with interest at prime plus
1/2 percent; interest payable monthly, maturing on
June 3, 1997; collateralized by substantially  all
assets  of  the  Company  ($203,725  available  at
December 31, 1995)                                          --       9,296,275

Mortgage payable with interest at prime plus 1 1/4
percent; principal and interest payable in monthly
installments  of  $11,280, maturing  on  March  1,
2008,   collateralized  by  office  and  warehouse
facility                                               657,238         719,549

Second  mortgage  note payable  with  interest  at
12.825 percent; principal and interest payable  in
monthly   installments  of  $5,313,  maturing   on
November  1,  2008, collateralized by  office  and
warehouse facility                                      400,867        415,063

Subordinated  note  payable with  interest  at  10
percent, payable quarterly through 2005                  250,000            --

Promissory  note  payable  with  interest  at   10
percent,   payable  in  five  annual  installments
through April 29, 1998                                  53,038         76,647

Promissory  note  payable  with  interest   at   7
percent, payable quarterly through August 16, 1997       40,476          91,270
                                                    -----------    -----------
Total debt obligations                                14,522,180     22,780,936

Less short-term obligations                           13,278,721      5,635,552
                                                    -----------    -----------
Total long-term obligations                         $ 1,243,459      $17,145,384
                                                    ===========    =============

The prime interest rate at December 31, 1996 and 1995, was 8 1/4 and 8 1/2 percent, respectively.

Future maturities on debt as of December 31, 1996 and during the next five years and thereafter are as follows:

          1997        $13,278,721
          1998            128,848
          1999            112,115
          2000            124,084
          2001            137,342
          Thereafter      741,070
                      -----------
                      $14,522,180
                      ===========

      On December 31, 1996, Pages, Inc. and CA Short Company entered into two separate revolving credit facilities which consist of the following: a $4.5 million line of credit for use by CA Short Company and a $11.5 million line of credit for use by Pages Book Fairs. The interest rate for the facilities is prime + 1. The lines are due in full by June 30, 1997 subject to annual renewals. Effective with the spin-off of CA Short Company on January 1, 1997, the Pages Book Fairs line of $11.5 million will remain and the CA Short Company line of $4.5 million will be carried by CA Short Company on a stand alone basis (see Note 8). To the extent of unused availability on the CA Short line, Pages Book Fairs may borrow against the $5 million subordinated debenture due the Company from CA Short Company effective January 1, 1997, subject to the total credit limit of $11.5 million.

     The maximum line amount on the line of credit is calculated, in part, based on the Company's eligible borrowing base that includes inventory and other eligible accounts. The facility contains certain restrictive provisions including, among others, maintaining a minimum tangible net worth, limitation on dividends paid on common stock to $100,000 annually and certain other restrictions on actions which require lender pre-approval.


5.  LEASE OBLIGATIONS
    -----------------

     The Company is obligated under various noncancelable operating and capital leases. Operating leases are principally for office and warehouse facilities, equipment and vehicles. Rent expense under operating leases amounted to $1,327,840, $1,523,935, and $1,372,742 for the years ended December 31, 1996,
1995, and 1994, respectively. Future minimum lease payments under leases are as follows:

                          Year Ended
                         December 31,             Capital       Operating
                        -------------          -----------    -----------
                              1997             $   100,123    $   614,978
                              1998                  55,186        133,286
                              1999                  30,341         80,594
                              2000                       0         35,704
                              2001                       0         13,668
                         Thereafter                      0              0
                                               -----------    -----------
                                               $   185,650    $   878,230
                                               -----------    -----------

Less  -  amounts  representing  interest  and
  executory costs                                  (21,649)
Less  -  current installments, capital  lease
  obligations                                     (100,123)
                                               -----------
Long-term lease obligations                    $    63,878
                                               -----------

The property and equipment under capital leases consisting of office equipment are recorded at December 31, 1996 as follows:

Property and equipment                         $   275,815
Less - accumulated depreciation                    (74,839)
                                               -----------
                                                $   200,976
                                               -----------


6.  INCOME TAXES
    ------------

      The Company is required to use SFAS No. 109 " Accounting for Income Taxes". Under SFAS 109, the liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under SFAS No. 109, if on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Based on available evidence, a valuation allowance has been established for an amount of the asset that more likely than not, will not be recognized.

      Temporary differences between income for financial reporting purposes and tax reporting purposes relate primarily to accounting methods for doubtful accounts, inventory costs, accrued and prepaid expenses and reserves, and depreciation and amortization expense.



For the years presented, the provision (benefit) for income taxes consisted of the following:

                                December 31,    December 31,   December 31,
                                    1996            1995           1994
                                 ------------   -----------    -----------
Current
   Federal                       $        --    $        -     $     -
   State and local                        --             -           -
                                 ------------   -----------    -----------
Net current                     $         --    $        -     $     -
                                 ------------   -----------    -----------
Deferred
    Federal                               --    $ 1,966,200    $   (76,300)
    State and local                       --        153,200        (92,400)
                                 ------------   -----------    -----------

Net deferred provision(benefit)           --      2,119,400       (168,700)
                                 ------------   -----------    -----------
Net provision (benefit) for taxes $       --    $ 2,119,400     $ (168,700)
                                 ============   ===========    ===========


A reconciliation of income taxes based upon the application of the federal statutory tax rate is as follows:

                                December 31,    December 31,   December 31,
                                    1996            1995           1994
                                 ------------   -----------    -----------

Provision (benefit) for  taxes
  at statutory rate             $     542,700   $ (2,414,100)  $  (218,000)
United Kingdom operations            (437,500)       406,900        95,300
Goodwill amortization                 (88,500)        29,000        29,000
State taxes net of federal benefit        --        ( 86,100)      (92,400)
Interest                             (227,400)           --            --
Establishment of valuation allowance  367,700      4,385,600           --
Stock options exercised               (99,400)      (225,200)          --
Other                                 (57,600)        23,300        17,400
                                 ------------   -----------    -----------
Total provision (benefit)  for    $       --     $  2,119,400  $  (168,700)
  income taxes
                                 ============   =============  ===========

The components of net deferred tax assets as of December 31, 1996 and 1995, are as follows:

                                               December 31,   December 31,
                                                   1996           1995
                                               -----------     -----------
Assets
   Provision for doubtful accounts            $    116,000    $    275,100
   Inventory costs capitalized for tax
     purposes                                      576,600         657,500
   Accruals and reserves to be expensed as
     paid for tax purposes                         708,200         743,800
   Other                                            24,100          21,700
   Net operating loss carryforwards              5,163,400       3,968,400
   Investment tax credit carryforwards             122,000         122,000
   Stock appreciation rights                       153,100             --
   Losses on foreign currency translation              --          203,600
                                               -----------     -----------
                                                 6,863,400       5,992,100
   Less valuation allowance                     (5,170,000)     (4,802,300)
                                               -----------     -----------
   Deferred tax asset, net of valuation
     allowance                                   1,693,400       1,189,800
                                               -----------     -----------


Liabilities:
    Costs deducted as paid for tax purposes      (761,400)       (332,000)
    Excess of tax over financial accounting       (932,000)      (857,800)
       depreciation and amortization
                                               -----------     -----------
                                                (1,693,400)     (1,189,800)
                                               -----------     -----------
Net deferred tax asset                         $        --     $        --
                                               ===========     ===========


      At December 31, 1996, operating loss carryforwards of approximately $12,900,000 are available to offset future taxable income and will expire during the years 1997 through 2010.

7.   CHILDREN'S LITERATURE ACQUISITIONS AND DISPOSALS
     ------------------------------------------------
      During 1995 and 1994, the children's literature business acquired several small operations involved in the publishing and distribution of children's literature. These acquisitions were accounted for using the purchase method of accounting. The aggregate cost of these acquisitions approximated $779,000 and $2,870,000 in 1995 and 1994, respectively, and was allocated to the net assets acquired based upon their fair values. The Company paid cash of $779,000 for the 1995 acquisition. The Company paid cash of $2,720,000 and $150,000 in a promissory note for the 1994 acquisitions. In connection with the acquisitions, costs assigned to cost in excess of net assets acquired approximated $471,000 and $2,185,000 in 1995 and 1994, respectively.

     During 1995, the Company disposed of or phased out the operations of several acquisitions made in 1993 and 1994 and curtailed the distribution of early childhood product through the mail to pre-schools and daycare centers. Combined revenues, included in the accompanying consolidated financial statements, of the aforementioned operations for 1995 and 1994 approximated $2,300,000 and $3,400,000, respectively. The combined costs and expenses associated with the aforementioned operations including loss on disposition or phase out included in cost of goods sold and selling, general, and administrative expense in the accompanying consolidated financial statements for 1995 and 1994 approximated $2,700,000 and $3,300,000, respectively.

     On March 6, 1996, the Company sold to Scholastic Limited, a United Kingdom subsidiary of Scholastic, Inc. and its affiliates ("Scholastic") all the capital stock of Pages Book Fairs, Limited ("Limited") , the Company's United Kingdom subsidiary for $4,764,781 cash. Additionally, as part of the transaction, (i) Scholastic paid in full (1) the outstanding balance of $2,129,846 due by Limited to Lloyds Bank and (2) an intercompany payable due from Limited to the Company in the amount of $2,317,873 and (ii) the Company signed a Non-Competition Agreement pursuant to which, in return for the payment of $1,500,000 in cash, the Company agreed for a five-year period not to compete with the book fair business of Scholastic and its affiliates in the following countries: Canada, the United Kingdom, Ireland, Germany, Italy, Greece, Eastern Europe, including without limitation, the Commonwealth of Independent States, Turkey, the countries of the Middle East and Africa.

           On March 6, 1996, the Company closed its distribution channel in Canada and on March 13, 1996, the Company sold a portion of its inventory in Canada to Scholastic Canada, Ltd., a corporation organized under the laws of Canada for $575,000 cash.

           The net proceeds of the above-described transactions of $8,950,000 after the repayment of the Lloyds Bank debt and estimated transaction costs were used to reduce the Company's domestic bank indebtedness. Included in the accompanying 1996 financial statements is a $3,255,337 gain on the transaction.

8.  DISCONTINUED OPERATIONS
    -----------------------

      Effective on the close of business on December 31, 1996, the Company completed a tax-free spin- off of the common stock of the Company's wholly-owned subsidiary CA Short Company ("CAS") through a distribution to the stockholders of Pages, Inc. of one and one-half shares of CAS common stock for every ten shares of Pages common stock outstanding on the record date. Effective January 1, 1997, CAS issued a subordinated debenture to Pages in the principal amount of $5 million bearing interest at 7% per annum payable quarterly, with principal payments of $100,000 each due at the end of the first four years, and a final payment of $4,600,000 due at the end of the fifth year.

      Revenues for CAS were $22.0, $22.6 and $25.2 million for 1996, 1995 and 1994, respectively. Net income or (losses) were $911,000, $(126,274) and $152,546 for 1996, 1995 and 1994, respectively. Included in the 1996 CAS income is the cumulative effect of an accounting change adopted by CAS as of January 1, 1996. CAS changed its method of accounting for the recognition of revenues relating to advance deposits. Previously, CAS recognized such deferred revenue at the conclusion of the respective safety award programs. Effective with the change, revenues are recognized over the course of the programs based on CAS's historical and expected redemption percentages. The corresponding deferred commission costs (included in prepaid expenses on the accompanying financial statements) have also been recognized in association with this change in the same direct proportion as the revenue recognition. The effect of this accounting change in 1996 was to decrease the loss before cumulative effect of change in accounting principle by $209,190, net of associated commission expense of $32,704. The cumulative effect of the accounting change of $995,000 has not been tax effected based on the absence of any applicable tax to the Company on a consolidated basis (see Note 6). The proforma income (loss) amounts for CAS assuming the new accounting method is applied retroactively are $(83,181), $303,512 and $417,332 in 1996, 1995 and
1994, respectively.

      The components of net assets of the CAS discontinued operations included in the consolidated balance sheets at December 31, 1996 and 1995, follow:

                                               December 31,   December 31,
                                                   1996           1995
                                               --------------------------
  Cash                                         $   130,972    $  226,678
  Accounts receivable, net                       4,644,027     6,101,629
  Inventory                                      7,163,153     6,890,629
  Prepaid expenses                                 803,321       894,967
  Property, plant and equipment, net             3,931,800     3,812,894
  Costs in excess of net assets acquired, net    1,133,023     1,167,187
  Other assets                                     622,257       598,256
  Accounts payable                              (1,572,022)   (1,687,705)
  Accrued liabilities                           (4,342,225)   (4,394,924)
  Short-term debt obligations                   (3,669,746)   (4,416,154)
  Deferred revenue                              (4,887,943)   (5,648,107)


           Additionally, in 1995, the Company adopted a plan to discontinue the operations of its Read Aloud Book Club division (the "Club"). The operations of the Club ceased during the second quarter of 1996. The Club is accounted for as a discontinued operations, and accordingly, its operations are segregated in the accompanying consolidated statements of operations. Losses incurred between the measurement date (December 31, 1995) and the date on which operations ceased as well as phase out costs on the Club, were provided for in the December 31, 1995 consolidated financial statements. Revenues associated with the discontinued club operation for 1995 and 1994 were $2,451,965 and $2,732,036, respectively. Net losses were $(2,876,000) and $(233,756)
for 1995 and 1994, respectively.

      The components of net assets of the Club discontinued operations included in the consolidated balance sheets at December 31, 1996 and 1995, follow:

                                               December 31,   December 31,
                                                   1996           1995
                                              ----------------------------
Accounts receivable, net                       $       --     $    338,977
Inventory                                               --         195,015
Other assets                                            --              --
Accounts payable                                  (191,224)       (595,180)
Accrued liabilities                               (204,367)       (839,255)




9.   SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION
     -------------------------------------------------

     Cash paid for interest during the years ended December 31, 1996, 1995, and 1994 aggregated $1,151,025, $2,189,859 and $1,654,755 and cash paid for taxes was $18,100, $0, and $18,000, respectively.

      During the years ended December 31, 1996 and 1995, the Company acquired $75,000 and $434,882, respectively, in office furniture and equipment through capital financing leases. In 1996, the Company acquired $250,000 of inventory through the issuance of a long term note. Additionally, in 1995, the Company sold $21,800 of net fixed assets in return for a promissory note.

10.  INTERIM FINANCIAL INFORMATION (UNAUDITED):
     -----------------------------------------

                                                    Twelve Months Ended December 31, 1996
                                          --------------------------------------------------------
                                            Quarter        Quarter        Quarter        Quarter
                                              Ended          Ended          Ended          Ended
                                            March 31        June 30       Sept. 30        Dec. 31
                                          -----------    -----------    -----------     -----------
Revenues                                  $ 9,457,068    $ 6,646,418    $ 3,366,483     $10,416,928
Gross Profit                                3,757,355      2,671,851      1,564,849       4,247,267
Income (loss) from continuing operations
before income taxes                        2,191,495(1)     (741,680)    (1,401,681)      569,081(3)
Income    (loss)    from    discontinued   1,323,132(2)     (354,538)      (708,164)       651,053
operations
Net income (loss)                         $ 3,514,627    $(1,096,218)   $(2,109,845)   $ 1,220,134
                                          ===========    ===========    ===========     ===========
Income/(loss) per common share:
   Discontinued operations                $      0.23    $     (0.07)   $     (0.13)   $      0.11
Net income (loss)                         $     0.61     $     (0.20)   $     (0.38)   $      0.20
Weighted   average  common  shares   and
equivalents                                  5,721,000      5,436,000      5,483,000     6,138,000
                                          ===========    ===========    ===========     ===========

                                                     Twelve Months Ended December 31, 1995
                                          -------------------------------------------------------
                                             Quarter        Quarter        Quarter        Quarter
                                              Ended          Ended          Ended          Ended
                                            March 31        June 30       Sept. 30        Dec. 31
                                          -----------    -----------    -----------     -----------
Revenues                                  $14,093,143    $12,233,947    $ 6,086,229     $17,787,551
Gross Profit                                5,719,090      4,967,284      2,064,178       6,253,972
Income (loss) from continuing operations
before income taxes                          (654,663)      (669,812)    (3,030,015)        256,533
Income    (loss)    from    discontinued     (416,904)      (179,321)    (1,026,528)     (1,379,609)
operations
Net income (loss)                         $   (721,567)  $  (699,133)   $(2,859,543)   $ (4,939,476)
                                          ===========    ===========    ===========     ===========
Income/(loss) per common share:
   Discontinued operations                      (0.09)        (0.04)         (0.20)          (0.27)
Net income (loss)                               (0.15)        (0.15)          (0.56)         (0.97)
                                          ===========    ===========    ===========     ===========
Weighted   average  common  shares   and    4,789,000      4,806,000      5,105,000      5,109,000
equivalents
                                          ===========    ===========    ===========     ===========

Per share calculations are based on the average number of shares and dilutive share equivalents outstanding for each quarter using the treasury stock method. Thus, the sum of the quarters may not necessarily be equal to the full year's earnings per share amounts.

(1) Includes gain on sale of the Company's United Kingdom subsidiary of $3,255,337 (See Note 7).
(2) Includes cumulative effect of a change in accounting principle of $994,664 (See Note 8).
(3) Include effect of $431,287 of compensation expense associated with the Company's Stock Appreciation Rights.

11.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Gruner + Jahr Litigation

     During 1995, Gruner + Jahr Printing and Publishing Company ("G&J") filed an action against the Company seeking in excess of $900,000 in damages which had been stayed by the court pending the resolution of an action filed by the Company in federal court against G&J seeking compensation arising out the Company's purchase from G&J of the Read Aloud Book Club. In March 1997, the Company reached a settlement with G&J on both actions. As a result of the settlement, the Company made a payment to G&J of $300,000. Provision for this loss contingency was included in the 1995 financial statements.

Internal Revenue Service Assessment

     During the Spring of 1993, the Company was advised that the Internal Revenue Service ("IRS") might assess additional income taxes in connection with the examination of the tax returns of Pages Book Fairs ("PBF", formerly School Book Fairs), and its affiliates for the fiscal years ending July 31, 1988, 1989, 1990 and 1991. In June 1993, the Company recorded a $2 million adjustment to its purchase price allocation of PBF assets, which increased the cost in excess of assets acquired (i.e. - goodwill), and recorded a corresponding increase in accrued tax liabilities and related costs.

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

     On October 28, 1996, the Company entered into a settlement with the IRS regarding the four Notices of Deficiency received assessing additional taxes for the fiscal years 1988, 1989, 1990 and 1991. The settlement includes income taxes of $750,000, plus interest of approximately $750,000, for a total of approximately $1,500,000. The Company has negotiated a payment plan with the IRS that spreads the payments including interest over twelve months starting in March 1997.

     On December 27, 1996, the Company filed an action in U.S. District Court for the Northern District of Ohio against Arthur Andersen & Co. LLP seeking in excess of $16,000,000 in damages. The complaint is a result of the final outcome of the IRS assessment and representations made by Arthur Andersen & Co during Pages, Inc.'s purchase of School Book Fairs, Inc. at May 19, 1992.

Other

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

                               SCHEDULE 11 - VALUATION AND QUALIFYING ACCOUNTS
                                         PAGES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------
                        COL. A                              COL. B         COL. C         COL. D.        COL. E.        COL. F
--------------------------------------------------------------------------------------------------------------------------------
                                                                          Additions      Additions
                                                            Balance        Charged        Charged                       Balance
                                                         at Beginning     to Costs       to Other                       at End
                      Description                          of Period    and Expenses     Accounts      Deductions      of Period
--------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
 Allowance for doubtful accounts                         $   457,000    $        --    $       --     $    141,000(a)$    316,000
                                                         -----------    -----------    -----------    ------------   ------------
 Allowance for valuation on deferred tax assets          $4,802,300     $   367,700(b)                                $ 5,170,000
                                                         -----------    -----------    -----------    ------------   ------------


Year ended December 31, 1995:
 Allowance for doubtful accounts                          $   168,000   $    146,000  $ 885,000(d)    $ 742,000(a)   $    457,000
                                                         -----------    -----------    -----------    ------------   ------------
 Allowance for valuation on deferred tax assets          $   416,650    $ 4,385,650(b)                                $ 4,802,300
                                                         -----------    -----------    -----------    ------------   ------------



Year ended December 31, 1994:
 Allowance for doubtful accounts                         $    45,028    $   148,230    $               $    25,258   $   168,000
                                                         -----------    -----------    -----------    ------------   ------------
 Allowance for valuation on deferred tax assets          $                             $ 416,650 (c)                 $   416,650

(a) Doubtful accounts written off against reserve.
(b) Change in valuation allowance relating to change in assessment as to future realizability of deferred tax asset.
(c) Principally relates to a reclass of amounts previously netted against the asset.
(d)  Amounts charged through discontinued operations.



                         EXHIBIT INDEX
                     PAGES, INC. FORM 10-K
            FOR FISCAL YEAR ENDED DECEMBER 31, 1996


      (a)   1.    Financial  Statements.  See Index to  Consolidated  Financial
                  Statements and Financial Schedule on page 31.

           2.    Financial  Statement  Schedule.   See  Index  to  Consolidated
                 Financial Statements and Financial Statement Schedule on page
                 31.

           3. Exhibits. The following exhibits are required to be filed as part of this report:

 3(a)1  Certificate of Incorporation dated October 5, 1994

 3(b)1  Bylaws of the Company

 3(c)2  Agreement of merger

 10(a)3 Lease  Dated January 1, 1993, for St. Petersburg, Florida,  Office  and
        Warehouse

 10(b)4 Unconditional Guaranty of Lease Effective January 1, 1993, for Lease of St. Petersburg, Florida, Office and Warehouse

*10(c)3 Non-Statutory  Stock Option Agreement Dated May 19, 1992,  between  the
        Company and Randall J. Asmo

*10(d)3 Non-Statutory  Stock Option Agreement Dated June 3, 1992,  between  the
        Company and S. Robert Davis

*10(e)3 Non-Statutory  Stock Option Agreement Dated June 3, 1992,  between  the
        Company and Charles R. Davis

*10(f)3 Pages, Inc. 1993 Incentive Stock Option Plan

  10(g)5 Stock Purchase Agreement dated as of March 6, 1996 P - (with respect to certain schedules)

  10(h)5  Non-Competition Agreement dated as of March 6, 1996

  10(i) Amended and Restated Loan Agreement dated December 31, 1996

  10(j) Promissory Note from S. Robert Davis for exercise of stock options

  10(k) Promissory Note from Charles R. Davis for exercise of stock options

  10(l) Promissory Note from Randall J. Asmo for exercise of stock options

  10(m)6  Promissory Note from employees for exercise of stock options

  11    Statement Regarding Computation of Per Share Earnings

   13 5 Annual  Report  to Stockholders for Last  Fiscal  Year.   Letter to
        Stockholders and List of Officers, Directors and Locations. The remainder of the report is a reproduction of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

  18    Letter Regarding Change in Accounting Principle

  21    Subsidiaries of Pages, Inc.

  23c   Consent of Independent Auditors - Deloitte & Touche LLP

  24 Distribution Agreement between Pages, Inc. and CA Short Company dated December 31, 1996

 *25    Executive Incentive Compensation Plan dated November 8, 1996

-------------------------------------------------------------------------------

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

5 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File Number 0-10475, filed in Washington, D.C.

6 Promissory Notes from employees for exercising stock options.

EMPLOYEE NAME                       DATE      # OPTIONS     TOTAL NOTE
                                              EXERCISED

Robert V. Boylan                12/31/96         23,000        $43,125
Jim Barr                        12/30/96          6,500        $15,470
Paul Weinstein                  12/30/96          6,500        $15,470
Joel Worth Vess                 12/31/96         12,500        $29,750
Harry W. Boltz                  12/30/96         12,500        $29,750
Lania Kent                      12/31/96          7,500        $17,850
Jeff Ross                       12/31/96         11,500        $27,370
Scott Lankford                  12/31/96          1,000         $2,380
Steve Whiting                   12/31/96          1,500         $3.665
Michael S. Greene               12/31/96          5,000        $11,900
Donald R. Costner               12/31/96          1,000         $2,380


* Indicates a management contract or compensatory plan or arrangement required to be filed herewith. No other exhibits required by Form 10-K are listed as they are not applicable.



    (b)  Reports on Form 8-K

The Company filed a report on Form 8-K dated October 31, 1996 under Item 5 describing the settlement of the Internal Revenue Service Notices of Deficiencies for $750,000 plus interest of approximately $750,000, the resignation of Tamara L. Zeph, Treasurer and CFO and the appointment of Randall
J. Asmo, VP of the Company, as interim CFO effective immediately while searching for a new Treasurer and CFO.

      The Company filed a report on Form 8-K dated November 20, 1996 under Item 5 describing the filing of Form 10 under section 12(g) of Securities Exchange Act of 1934 for the spin-off of CA Short Company, a wholly-owned subsidiary, to the Company's stockholders and the financial results for the Third Quarter.

AVAILABILITY OF EXHIBITS TO FORM 10-K
-------------------------------------

Exhibits to Form 10-K Report are on file with the Securities and Exchange Commission and are referenced on the Exhibit Index contained hereinabove. Exhibits are available upon request, at $0.25 per page, representing the Registrants reasonable expenses in furnishing such exhibit(s). Exhibits may be obtained by writing to Randall J. Asmo, Vice President , Pages, Inc.

                           EXHIBIT 10(i)
           SECOND AMENDED AND RESTATED LOAN AGREEMENT


                          dated as of


                       December 31, 1996


                            BETWEEN


                  PAGES BOOK FAIRS, INC., and
                 PAGES LIBRARY SERVICES, INC.,
              jointly and severally, as Borrowers,

                   PAGES, INC., as Guarantor

                              and


            THE HUNTINGTON NATIONAL BANK, as Lender








Porter, Wright, Morris & Arthur
41 South High Street
Columbus, Ohio 43215


                       TABLE OF CONTENTS


SECTION             HEADING                                PAGE #



 1  The Loan and Lending Formula.                               1
     1.1  Amendment and Restatement.                            1
     1.2  The Loan.                                             2
     1.3  Lending Formula.                                      2
     1.4  Pending Default.                                      2

 2  Eligibility.                                                2
     2.1  Eligible Accounts.                                    2
     2.2  Eligible Inventory.                                   3
     2.3  Eligible Notes Receivable.                            3

 3  Terms and Uses of Loan.                                     3
     3.1  Interest Rate.                                        3
     3.2  Increased Capital.                                    4
     3.3  Interest Rate After Default.                          4
     3.4  Fees.                                                 4
     3.5   Evidence of the Loans, Advance Requests, and Costs and
     Expenses.                                                  4
     3.6  Use of Proceeds.                                      5
     3.7  Maturity.                                             5
     3.8  The Parent Guaranty and Collateral.                   5
     3.9  Maximum Charges.                                      5
     3.10 Transaction Validity Agreement.                       5

 4  The Collateral and Cash Management.                         5
     4.1  Security.                                             6
     4.2  Lockbox and Collection of Accounts.                   6
     4.3  Preservation and Disposition of Collateral.           6

 5  Warranties and Representations.                             6
     5.1  Organization and Authority.                           6
     5.2  Borrowing is Legal and Authorized.                    7
     5.3  Taxes.                                                7
     5.4  Compliance with Law.                                  7
     5.5  Financial Statements; Disclosure.                     7
     5.6  Litigation: Adverse Effects.                          8
     5.7  No Insolvency.                                        8
     5.8  Government Consent.                                   8
     5.9  Title to Properties; Litigation.                      9
     5.10 No Defaults.                                          9
     5.11 Environmental Protection.                             9
     5.13 Warranties and Representations.                      10

 6  Closing Conditions.                                        10
     6.1  Resolutions and Incumbency Certificate.              10
     6.2  Opinion of Counsel.                                  10
     6.3  Compliance with this Agreement.                      11
     6.4  Existing Indebtedness.                               11
     6.5  Closing Documents.                                   11

7   Company Business Covenants.                                11
     7.1  Payment of Taxes and Claims                          11
     7.2  Maintenance of Properties and Corporate Existence ...11
     7.3  Sale of Assets; Merger; Subsidiaries; Tradenames.    12
     7.4  Negative Pledge.                                     12
     7.5  Other Borrowings and Contingent Liabilities.         13
     7.6  Sale of Accounts; No Consignment.                    13
     7.7  Minimum Security.                                    13
     7.8  Ownership and Management.                            13
     7.9  Acquisition of Capital                               13
     7.10 Cash Dividends and Other Distributions.              13
     7.11 Transactions With Affiliates.                        13
     7.12 Consolidated Tangible Net Worth.                     14
     7.13 Capital Expenditures.                                14
     7.14 Loans and Advances.                                  14
     7.15 Operating Lease Rentals.                             14
     7.16 Environmental Compliance and Indemnification.        14
     7.17 Maintenance of Accounts.                             15
     7.18 Other Covenants.                                     15
     7.19  Minimum  Pretax  Operating Profit  or  Maximum  Pretax
     OperatingLoss.                                            15

 8  Financial Information and Reporting.                       16

 9  Default.                                                   17
     9.1  Events of Default.                                   17
     9.2  Default Remedies.                                    18

10  Miscellaneous.                                             18
     10.1 Notices.                                             18
     10.2 Reproduction of Documents.                           19
     10.3 Survival, Successors and Assigns.                    19
     10.4 Amendment and Waiver, Duplicate Originals.           19
     10.5   Uniform   Commercial  Code  and  Generally   Accepted
     Accounting Principles.                                    19
     10.6 Enforceability and Governing Law.                    20
     10.7 Waiver of Right to Trial by Jury.                    20
     10.8 Conditions Precedent to Subsequent Money Advances.   20

 11 Definitions.                                              21


Exhibits


Exhibit A - Revolving Note
Exhibit B - Schedule of Permitted Encumbrances
Exhibit C - Schedule of Business Locations
Exhibit D - Taxes
Exhibit E - Litigation
Exhibit F - Closing Conditions
Exhibit G - Indebtedness and Contingent Obligations



           SECOND AMENDED AND RESTATED LOAN AGREEMENT


     This agreement (this "Agreement") is entered into at Columbus, Ohio, between The Huntington National Bank (the "Bank"), as lender, Pages Book Fairs, Inc., and Pages Library Services, Inc., jointly and severally as borrowers (the "Borrowers"), and Pages, Inc. (the "Parent") as guarantor (the Borrowers and the Parent shall be individually referred to as a "Company" and collectively as the "Companies"), as of the 31st day of December, 1996.


1    The Loan and Lending Formula.

1.1  Amendment and Restatement.

The obligations, indebtedness, and security evidenced by or referenced in this Agreement and all the instruments, agreements, documents, certificates, and financing statements executed in connection herewith constitute, in part, an amendment, modification, and restatement of the obligations, indebtedness of the Companies evidenced by (a) a certain Loan Agreement dated June 12, 1992, as amended by a First Amendment to Loan Agreement dated July 21, 1994 (collectively the "1992 Loan Agreement"), between the Companies, then existing affiliates of the Companies, and the Bank, and by certain promissory notes, security agreements, documents, certificates, an intercorporate funding agreement, assignments, modification agreements, a lockbox agreement, and other documents executed in connection with or incidental to the 1992 Loan Agreement, and (b) a certain Amended and Restated Loan Agreement dated as of August 2, 1994, as amended by a First Amendment to Amended and Restated Loan Agreement dated as of June 28, 1995, and a Second Amendment to Amended and Restated Loan Agreement dated as of March 27, 1996 (collectively the "1994 Loan Agreement"), between the Companies, then existing affiliates of the Companies, and the Bank, and by certain promissory notes, security agreements, documents, certificates, and intercorporate funding agreements, assignments, modification agreements, the lockbox agreement, and other documents executed in connection with or incidental to the 1994 loan agreement. The 1992 Loan Agreement and the 1994 Loan Agreement shall be collectively referred to as the "Existing Loan Agreement." All Uniform Commercial Code financing statements, security agreements, assignments, deeds of trust, letter of credit reimbursement agreements, lockbox agreements, cash management agreements, assignments, and other documents executed by any of the Companies in connection with the Existing Loan Agreement (collectively the "Existing Loan Documents") shall remain in full force and effect in all respects as if the obligations, indebtedness, and security evidenced by or referenced in the Existing Loan Documents had been payable and effective originally as provided by this Agreement and all the instruments, agreements, documents, certificates, and financing statements executed in connection herewith. To the extent that the terms and provisions of this Agreement conflict with the terms of the Existing Loan Agreement, the terms and provisions of this Agreement shall be controlling. Each reference to the Existing Loan Agreement, whether by the use of the phrase "Loan and Security Agreement," "Loan Agreement," or the prefix "here" or otherwise contained in the Existing Loan Agreement itself or any of the Existing Loan Documents or hereafter made in any loan document shall be construed hereafter as a reference to this Agreement.

1.2  The Loan

The Bank, subject to the terms and conditions hereof, will make loans and advances on a revolving basis to the Borrowers, jointly and severally, up to the aggregate sum of $11,500,000.00 (the "Loan"). The principal sum of the Loan shall not exceed the lesser of (a) $11,500,000.00 or (b) the Borrowing Base.

1.3  Lending Formula

"Borrowing Base" shall mean the sum of (a) Eligible Inventory, multiplied by the applicable Inventory Advance Rate, up to the Maximum Inventory Advance, plus (b) 75% of Eligible Accounts, plus (c) 75% of Eligible Notes Receivable. "Inventory Advance Rate" shall mean up to 50% beginning June 1, and continuing through January 31 of the immediately succeeding calendar year, and up to 30% beginning February 1 and continuing through May 31 of each calendar year. "Maximum Inventory Advance" shall mean up to $9,000,000.00 beginning June 1, and continuing through January 31 of the immediately succeeding calendar year and $6,500,000.00 beginning February 1, and continuing through May 31 of each calendar year.

1.4  Pending Default

The Bank, in its sole discretion, reserves the right upon 30 days written notice to the Parent to increase or decrease the foregoing percentages or the Maximum Inventory Advance attributable to inventory. The Bank shall have no obligation to advance or re-advance any sums pursuant to the Loan at any time when a set of facts or circumstances exists that, by itself, upon the giving of notice, the lapse of time, or any one or more of the foregoing, would constitute an Event of Default under this Agreement (a "Pending Default").


2    Eligibility.

2.1  Eligible Accounts

"Eligible Accounts" means the portion of either Borrower's accounts that the Bank determines from time to time, based on credit policies, market conditions, such Borrower's business and other matters, is eligible for use in calculating the Borrowing Base. Without limiting the Bank's right to determine which accounts are Eligible Accounts, no account will be an Eligible Account unless, at a minimum, such account arises in the ordinary course of such Borrower's business, is due and owing to such Borrower exclusive of sales or other taxes from a party (the "Account Debtor") that meets the qualifications stated herein, and meets all the following requirements until it is collected in full: (a) the account is due and payable and not more than 90 days have elapsed from the date of the original invoice therefor, or if a special dating program has been approved in writing by the Bank, the account is due and payable on a date permitted by the terms of such dating program and is not past-due; (b) the account arises from such Borrower's completed performance of a sale of goods and/or related services, all such goods having been lawfully shipped and invoiced to the Account Debtor, and upon the Bank's request, copies of all invoices, together with all shipping documents and delivery receipts evidencing such shipment having been delivered to the Bank; (c) except for accounts arising from contracts with schools or libraries, the account does not arise from a contract with any government or agency thereof, or does not constitute a progress billing; (d) the account does not, when added to all other accounts of the
Borrowers arising from consumer transactions, produce an aggregate indebtedness to the Borrowers from all Account Debtors in connection (i) with consumer transactions, and indebtedness that is reflected on its books and records as unpaid fair accrual, in excess of the aggregate sum of $5,000,000.00; (e) the account is not subject to any prior assignment, claim, lien, security interest, or setoff; (f) the account is not subject to any credit, contra account, allowance, adjustment, levy, return of goods, or discount (collectively a "Contra"), provided, however, that unless the Account Debtor has asserted a Contra, if the amount of the account exceeds the amount of the Contra, such excess shall be deemed to be an Eligible Account if such excess meets all other requirements of this Section; (g) the account does not arise from a transaction with a person, corporation or entity affiliated with the Companies; (h) the account does not, when added to all other accounts of the Account Debtor with the Borrowers, produce an aggregate indebtedness from the Account Debtor of more than 20% of the total of all the Borrowers' Eligible Accounts; (i) neither of the Borrowers has received notice of bankruptcy or insolvency of the Account Debtor; (j) the account is not evidenced by any chattel paper, promissory note, payment instrument or written agreement; (k) the account does not arise from an Account Debtor whose mailing address or executive office is located outside the United States or Canada; (l) the account does arise from an Account Debtor to whom either Borrower has determined to ship goods on a "cash on delivery" or C.O.D. basis; (m) the account does not arise from an Account Debtor who has more than 50% of its accounts with either Borrower unpaid more than 90 days from the original invoice therefor; and (n) the Bank has not notified the Parent that the account or the Account Debtor is unsatisfactory or unacceptable (although the Bank reserves the right to do so in its sole discretion at any time).

2.2  Eligible Inventory

"Eligible Inventory" means that portion of either Borrower's inventory that the Bank determines from time to time, based on credit policies, market conditions, such Borrower's business and other matters, is eligible for use in calculating the Borrowing Base. Eligible Inventory (unless the Bank agrees otherwise in writing) shall not include work in process and all inventory shall be valued at the lesser of cost (on a FIFO basis) or fair market value.

2.3  Eligible Notes Receivable

"Eligible Notes Receivable" means that portion of notes receivable or subordinated debentures owned by the Parent or by either of the Borrowers that the Bank, in its sole and absolute discretion, determines from time to time, based upon the creditworthiness of the obligor, the collateral held for such obligation, the income stream attributable to such obligation, and other factors, is eligible for use in calculating the Borrowing Base. Eligible Notes Receivable shall be valued at such value as the Bank shall determine, based upon the foregoing, in its sole and absolute discretion.


3    Terms and Uses of Loan.

3.1  Interest Rate

The Borrowers agree jointly and severally to pay to the Bank monthly interest on the unpaid balance of the Loan at a variable rate of interest per annum (the "Prime Interest Rate") equal to
(a) one percentage point (1%) in excess of the Prime Commercial Rate of the Bank, from time to time in effect, with each change in the Prime Commercial Rate automatically and immediately changing the interest rate on the Loan without notice to the Company. "Prime Commercial Rate" as used herein shall mean the rate established by the Bank from time to time based on its consideration of economic, money market, business and competitive factors, and it is not necessarily the Bank's most favored rate. Interest shall be calculated on a 360 day year basis and shall be based on the actual number of days which elapse during the interest calculation period.

3.2  Increased Capital

If after the date hereof the Bank determines that (i) the adoption or implementation of or any change in or in the interpretation or administration of any law or regulation or any guideline or request from any central bank or other governmental authority or quasi-governmental authority exercising jurisdiction, power or control over the Bank or banks or financial institutions generally (whether or not having the force of law), compliance with which affects or would affect the amount of capital required or expected to be maintained by the Bank or any corporation controlling the Bank and (ii) the amount of such capital is increased by or based upon the making or maintenance by the Bank of the Loan, any participation in or obligation to participate in the Loan or other advances made hereunder or the existence of any obligation to make the Loan, then, in any such case, upon written demand by the Bank, the Borrowers jointly and severally shall immediately pay to the Bank, from time to time as specified by the Bank, additional amounts sufficient to compensate the Bank or such corporation therefor. Such demand shall be accompanied by a statement as to the amount of such compensation and include a summary of the basis for such demand with detailed calculations. Such statement shall be conclusive and binding for all purposes, absent manifest error.

3.3  Interest Rate After Default

Upon the occurrence of any Pending Default or Event of Default, interest shall thereafter accrue on the outstanding principal balance of the Loan at a rate equal to (a) four percentage points per annum in excess of the Prime Interest Rate.

3.4  Fees

The Borrowers jointly and severally agree to pay a fee in respect of the Loan equal to one-half of one percent per annum (1/2%) of the difference, if any, between $11,500,000.00 and the average daily principal balance of the Loan during any full or partial calendar quarter the Loan is in effect, payable quarterly in arrears, beginning on the first day of April, 1997, and continuing on the first day of each July, October, January and April thereafter during the period the Loan is in effect. In addition, the Borrowers agree to pay to the Bank an arrangement fee of $5,000 on or before the date of this Agreement.

3.5   Evidence  of  the Loans, Advance Requests,  and  Costs  and
Expenses

The Loan shall be evidenced by note or by one or more notes subsequently executed in substitution therefor, each in substantially the form set forth in Exhibit A hereto. Each advance request of either Borrower shall be accompanied by a borrowing certificate or such other documents or communications as may be acceptable to the Bank in its sole and absolute discretion (a "Borrowing Certificate"). Repayment of the Loan shall be made in accordance with the terms of the notes or agreements then outstanding pursuant to this Agreement. The Borrowers jointly and severally further agree to pay analysis fees, audit fees in the amount of $500.00 per auditor per day, plus out-of-pocket expenses of such auditors, and all costs and expenses incidental to or in connection with (i) the Loan, (ii) the enforcement of the Bank's rights in connection therewith,
(iii) any amendment or modification of this Agreement or any other loan documents, (iv) any litigation, contest, dispute, proceeding or action in any way relating to the Collateral or to this Agreement, whether the same are incurred prior to or after maturity, an Event of Default, or judgment. In the absence of extraordinary circumstances, an Event of Default, or a Pending Default, the audits referenced above will not exceed four audits per year. Such costs shall include, but not be limited to, fees and out-of-pocket expenses of the Bank's counsel, recording fees, inspection fees, revenue stamps and note and mortgage taxes.

3.6  Use of Proceeds

The net proceeds of the Loan will be used for working capital needs, the purchase by the Borrowers of inventory, and the refinance of existing indebtedness to the Bank. None of the transactions contemplated in the Agreement will violate or result in a violation of Section 7 of the Securities Exchange Act of 1934, as amended, or any regulation issued pursuant thereto, including, without limitation, Regulation U of the Board of Governors of the Federal Reserve System, 12 C.F.R., Chapter II. None of the Companies owns or intends to carry or purchase any "margin security" within the meaning of said Regulation U. None of the proceeds of the Loan will be used to purchase or refinance any borrowing, the proceeds of which were used to purchase any "security" within the meaning of the Securities Exchange Act of 1934, as amended.

3.7  Maturity

The Loan shall be due and payable on June 30, 1997, and as extended from time to time in the sole discretion of the Bank.

3.8  The Parent Guaranty and Collateral

The Parent shall unconditionally guarantee the full and prompt payment of the Loan and shall grant to the Bank a first security interest in all of the tangible and intangible personal property of the Parent, subject only to the liens and encumbrances set forth and disclosed on Exhibit B attached to this Agreement. Without limiting the generality of the foregoing, the Parent shall collaterally assign to the Bank a security interest in a certain Subordinated Debenture dated December 31, 1996, in the original principal amount of $5,000,000.00, executed and delivered to the Parent by CA Short Company, together with all collateral security therefor.

3.9  Maximum Charges

In no event whatsoever shall the interest rate and other charges hereunder exceed the highest rate permission under law which a court of competent jurisdiction shall, in a final determination, deem applicable hereto. In the event the court determines that the Bank has received interest or other charges hereunder in excess of the highest rate applicable hereto, the Bank shall promptly refund such excess amount to the Borrowers, and the provisions hereof shall be deemed amended to provide for such permissible rate.

3.10      Transaction Validity Agreement

S. Robert Davis shall execute and deliver to the Bank a Transaction Validity Agreement in form acceptable to the Bank dated of even date herewith in connection with the Parent's distribution of the outstanding shares of common stock of its formerly wholly owned subsidiary CA Short Company to the shareholders of the Parent's common stock.


4    The Collateral and Cash Management

4.1  Security

The Companies, and each of them, shall grant, pledge and assign to the Bank a security interest, assignment, deed of trust or other collateral interest in the following property, whether such Company's interest therein be now owned or existing or hereafter arising or acquired, and wherever located, together with all substitutions, replacements, additions and accessions therefor or thereto, all products thereof and all cash and non-cash proceeds thereof: (a) all of such Company's inventory (herein the "Inventory"); (b) all of such Company's accounts, chattel paper, general intangibles, income tax refunds, preference recoveries or other claims in respect of any transfers of any kind, instruments, negotiable documents, all books, records, ledger cards, computer programs, and other documents or property at any time evidencing or relating to such Company's accounts (herein the "Accounts"); (c) all of such Company's fixtures and equipment (herein the "Equipment"); (d) all of such Company's copyrights, royalties, literary rights, licenses, trade names, trademarks, trade secrets, service marks, databases, software and software systems, information systems, discs, tapes, goodwill, patents, patent applications, and franchises (herein the "Intellectual Property"); (e) all of such Company's deposit accounts (herein the "Deposits"); and (f) all of such Company's life insurance policies and the proceeds therefrom (herein the "Life Insurance") (all of the Accounts, the Inventory, the Equipment, the Intellectual Property, the Deposits, and the Life Insurance herein are collectively termed the "Collateral"). Each of the Companies shall execute and deliver to the Bank such security agreements, instruments and financing statements as the Bank may be request to effect any of the foregoing. In addition, each of the Companies agrees to grant a security interest and pledge of all stock and securities owned by any of the Companies pursuant to stock pledge agreements or other instruments satisfactory to the Bank, including without limitation the stock of the Borrowers.

4.2  Lockbox and Collection of Accounts

The Borrowers shall adopt and maintain procedures to cause all or substantially all of their accounts to be collected through a cash management system at the Bank, which shall include, without limitation, a lockbox arrangement with the Bank and the transfer of all funds to a depository account with the Bank in form and substance satisfactory to the Bank. The Bank at any time may notify Account Debtors on any Collateral that the Collateral has been assigned to the Bank and shall be paid to the Bank through the lockbox or otherwise. Upon request of the Bank at any time, the Borrowers agree to notify such Account Debtors and indicate on all billings that the accounts are payable to the Bank.

4.3  Preservation and Disposition of Collateral

(a) Prior to the placement of any Collateral in or upon any real property which any of the Companies has leased or mortgaged, such Company shall have obtained a waiver from the lessor and/or the mortgagee, as the case may be, with respect to the rights (whether present or future) of the lessor or mortgagee with respect to that Collateral.


5    Warranties and Representations

Each of the Companies warrants and represents to the Bank:

5.1  Organization and Authority

Such Company (a) is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction set forth below:
          Pages, Inc. -- Delaware
          Pages Book Fairs, Inc. -- Florida
          Pages Library Services, Inc. -- Florida

(b) has all requisite power and authority and all necessary licenses and permits to own and operate its properties and to carry on its business as now conducted and as presently proposed to be conducted in the locations set forth in Exhibit C to this Agreement; and (c) to the best of such Company's knowledge, by reason of ownership or lease of real property, has qualified to do business in each jurisdiction in which it owns or leases such real property.

5.2  Borrowing is Legal and Authorized

(a) The Board of Directors of such Company has duly authorized the execution and delivery of this Agreement and of the notes and documents contemplated herein; this Agreement, the notes, the reimbursement agreement and other documents executed in connection with this Agreement will constitute valid and binding obligations of such Company enforceable in accordance with their respective terms; (b) the execution of this Agreement and related notes and documents and the compliance by such Company with all the provisions of this Agreement (i) are within the corporate powers of such Company; and (ii) are legal and will not conflict with, result in any breach in any of the provisions of, constitute a default under, or result in the creation of any lien or encumbrance upon any property of such Company under the provisions of, any agreement, charter instrument, bylaw, or other instrument to which such Company is a party or by which it may be bound; (c) there are no limitations in any indenture, contract, agreement, mortgage, deed of trust or other agreement or instrument to which such Company is now a party or by which such Company may be bound with respect to the payment of principal or interest on any indebtedness, or such Company's ability to incur indebtedness, including the notes to be executed in connection with this Agreement.

5.3  Taxes

All tax returns required to be filed by such Company in any jurisdiction have in fact been filed, and all taxes, assessments, fees and other governmental charges upon such Company, or upon any of its properties, which are due and payable have been paid, except as set forth in Exhibit D to this Agreement. Such Company does not know of any proposed additional tax assessment against it. The provisions for taxes on the books of such Company for its current fiscal period are adequate.

5.4  Compliance with Law

Such Company (a) is not in violation of any laws, ordinances, governmental rules or regulations to which it is subject, including without limitation any laws, rulings or regulations relating to the Employee Retirement Income Security Act of 1974 or Section 4975 of the Internal Revenue Code and (b) has not failed to obtain any licenses, permits, franchises or other governmental or environmental authorizations necessary to the ownership of its properties or to the conduct of its business, which violation or failure might materially and adversely affect the business, prospects, profits, properties or condition (financial or otherwise) of such Company.

5.5  Financial Statements; Disclosure

The financial statements of the Parent for the fiscal year ending December 31, 1995, and for the fiscal quarter ending September 30, 1996, which have been supplied to the Bank have been prepared in accordance with generally accepted accounting principles consistently applied and fairly represent such Company's consolidated financial condition as of such date. No material adverse change in either of the Companies' financial condition has occurred since that date. The financial statements referred to in this paragraph do not, nor does this Agreement or any written statement furnished by such Company to the Bank in connection with obtaining the Loan, contain any untrue statement of a material fact or omit a material fact necessary to make the statements contained therein or herein not misleading. Such Company has disclosed to the Bank in writing all facts which materially affect the properties, business, prospects, profits or condition (financial or otherwise) of such Company or the ability of such Company to perform this Agreement.

5.6  Litigation: Adverse Effects

Except as set forth in Exhibit E attached hereto, there is no action, suit, audit, proceeding, investigation or arbitration (or series of related actions, suits, proceedings, investigations or arbitrations) before or by any governmental authority or private arbitrator pending or, to the knowledge any of the Companies, threatened against any of the Companies or any property of any of the Companies (i) challenging the validity or the enforceability of any of this Agreement, or any loan document, agreement, or instrument executed in connection herewith, or (ii) which has had, shall have or is reasonably likely to have a Material Adverse Effect. Any of the Companies is not (A) in violation of any applicable requirements of law which violation shall have or is likely to result in a Material Adverse Effect, or (B) subject to or in default with respect to any final judgment, writ, injunction, restraining order or order of any nature, decree, rule or regulation of any court or governmental authority, in each case which shall have or is likely to have a Material
Adverse Effect. "Material Adverse Effect" means a material adverse effect upon (a) the business, condition (financial or otherwise), operations, performance, properties or prospects of any of the Companies, (b) the ability of any of the Companies to perform its obligations under this Agreement or any document, agreement, guaranty, or instrument executed in connection herewith, or (c) the ability of the Bank to enforce the terms of this Agreement, or any document, agreement, guaranty, or instrument executed in connection herewith.

5.7  No Insolvency

On the date of such Company's entering into the Loan and after giving effect to all indebtedness of such Company (including the Loan), (a) such Company will be able to pay its obligations as they become due and payable; (b) the present fair saleable value of such Company's assets exceeds the amount that will be required to pay its probable liability on its obligations as the same become absolute and matured; (c) the sum of such Company's property at a fair valuation exceeds such Company's indebtedness; and (d) such Company will have sufficient capital to engage in Company's business. Such Company's grant of collateral for the Loan constitutes fair consideration and reasonably equivalent value because of the receipt of the proceeds of the Loan.

5.8  Government Consent

Neither the nature of such Company or of its business or properties, nor any relationship between such Company and any other entity or person, nor any circumstance in connection with the execution of this Agreement, is such as to require a consent, approval or authorization of, or filing, registration or qualification with, any governmental authority on the part of such Company as a condition to the execution and delivery of this Agreement and the notes and documents contemplated herein.

5.9  Title to Properties; Litigation

Such Company has good and marketable title to all the property in which it has a property interest, free from any liens and encumbrances, except as set forth on Exhibit B attached to this Agreement. Such Company has not agreed or consented to cause or permit in the future (upon the happening of a contingency or otherwise) any of its property whether now owned or hereafter acquired to be subject to a lien or encumbrance except as provided in this paragraph.

5.10      No Defaults

No event has occurred and no condition exists which would constitute an Event of Default pursuant to this Agreement. Such Company is not in violation in any material respect of any term of any agreement, charter instrument, bylaw or other instrument to which it is a party or by which it may be bound.

5.11 Environmental Protection

Such Company (a) has no actual knowledge of the permanent placement, burial or disposal of any Hazardous Substances (as hereinafter defined) on any real property owned, leased, or used by such Company (the "Premises"), of any spills, releases, discharges, leaks, or disposal of Hazardous Substances that have occurred or are presently occurring on, under, or onto the
Premises, or of any spills, releases, discharges, leaks or disposal of Hazardous Substances that have occurred or are occurring off the Premises as a result of such Company's improvement, operation, or use of the Premises which would result in non-compliance with any of the Environmental Laws (as hereinafter defined); (b) is and has been in compliance with all applicable Environmental Laws; (c) knows of no pending or threatened environmental civil, criminal or administrative proceedings against such Company relating to Hazardous Substances; (d) knows of no facts or circumstances that would give rise to any future civil, criminal or administrative proceeding against such Company relating to Hazardous Substances; and (e) will not permit any of its employees, agents, contractors, subcontractors, or any other person occupying or present on the Premises to generate, manufacture, store, dispose or release on, about or under the Premises any Hazardous Substances which would result in the Premises not complying with the Environmental Laws.

      As used herein, "Hazardous Substances" shall mean and include all hazardous and toxic substances, wastes, materials, compounds, pollutants and contaminants (including, without limitation, asbestos, polychlorinated biphenyls, and petroleum products) which are included under or regulated by the Comprehensive Environmental Response, Compensation and Liability Act, as amended, 42 U.S.C. 9601, et seq., the Toxic Substances Control Act, 15 U.S.C. 2601, et seq., the Resource Conservation and Recovery Act, 42 U.S.C. 6901, et seq., the Water Quality Act of 1987, 33 U.S.C. 1251, et seq., and the Clean Air Act, 42 U.S.C. 7401, et seq., and any state or local statute ordinance, law, code, rule, regulation or order regulating or imposing liability (including strict liability) or standards of conduct regarding Hazardous Substances (hereinafter the "Environmental Laws"), but does not include such substances as are permanently incorporated into a structure or any part thereof in such a way as to preclude their subsequent release into the environment, or the permanent or temporary storage or disposal of household hazardous substances by tenants, and which are thereby exempt from or do not give rise to any violation of the forementioned Environmental Laws.

5.12      Regarding the Accounts and Inventory

(a) Each of the accounts is based on an actual bona fide, and genuine (i) sale and delivery of goods or (ii) rendering or performance of services in the ordinary course of business, the Account Debtors have accepted such goods or services and unconditionally owe and are obligated to pay the full amounts reflected in the invoices according to the terms thereof without any defense, offset or counterclaim; (b) all of the shipping and delivery receipts and other documents to be given to the Bank with respect to the accounts are genuine; (c) to the best of each Borrower's knowledge, pursuant to its customary credit investigation in the ordinary course of business as of the date each account is created, each of the Account Parties is solvent and able to pay such account when due, or with respect to any Account Parties who are not solvent, each Borrower has set up on it books and in its financial records bad debt reserves adequate to cover such accounts; (d) each of the accounts referenced on each Borrower's most recent Loan and Collateral Report or other Borrowing Base certificate against which such Borrower has requested an advance under the Revolving Loan is an Eligible
Account; and (e) all of the inventory referenced on such Borrower's most recent Loan and Collateral Report or other Borrowing Base certificate against which such Borrower has requested an advance under the Revolving Loan is Eligible Inventory.

5.13 Warranties and Representations

On the date of each advance pursuant to the Loan, the warranties and representations set forth in Section 5 hereof shall be true and correct on and as of such date with the same effect as though such warranties and representations had been made on and as of such date, except to the extent that such warranties and representations expressly relate to an earlier date.


6    Closing Conditions

The obligation of the Bank to extend credit evidenced by the Loan shall be subject to the following conditions precedent:

6.1  Resolutions and Incumbency Certificate

The Bank shall have received a certificate signed by the secretary or assistant secretary of each Company and dated as of the date of this Agreement certifying the adoption of resolutions by such Company's Board of Directors, in form and substance satisfactory to the Bank, authorizing the execution of this Agreement and the notes, and other documents and instruments provided for herein and the performance of all the acts contemplated hereby, together with a certificate signed by one of such Company's officers certifying the names and offices of each of the executive officers of such Company as of the date of this Agreement, in form and substance satisfactory to the Bank, and containing the signature of each officer authorized to sign this Agreement and any documents and instruments to be executed in connection therewith.

6.2  Opinion of Counsel

The Bank shall have received from counsel for each Company a closing opinion in form and content satisfactory to the Bank and its counsel.
6.3  Compliance with this Agreement

Each   Company  shall  have  performed  and  complied  with   all
agreements and conditions contained herein which are required to be performed or complied with by such Company before or at closing.

6.4  Existing Indebtedness

Contemporaneously with the initial advance under the Loan, the Companies, and the Bank shall agree to terminate the rights of the Companies and any other parties to the Existing Loan Agreement to obtain extensions of credit under the Existing Loan Agreement.

6.5  Closing Documents

The Companies shall have executed and delivered to the Bank or shall have performed and complied with all of the agreements and conditions contained on Exhibit F to this Agreement


7    Company Business Covenants

Each of the Companies covenants that on and after the date of this Agreement until terminated pursuant to the terms of this Agreement, or so long as any of the indebtedness provided for herein remains unpaid:

7.1  Payment of Taxes and Claims

Each of the Companies will pay (a) all taxes, estimated payments, assessments and governmental charges or levies imposed upon it or its property or assets or in respect of any of its franchises, businesses, income or property before any penalty or interest accrues thereon (except as set forth in Exhibit D attached hereto); and (b) all claims of materialmen, mechanics, carriers, warehousemen, landlords, bailees and other like persons, (including, without limitation, claims for labor, services, materials and supplies) for sums which have become due and payable and which by law have or may become a lien or encumbrance upon any of such Company's property or assets, prior to the time when any penalty or fine shall be incurred with respect thereto ; provided, however, that no such taxes, assessments and governmental charges referred to in clause (a) above or claims referred to in clause (b) above are required to be paid if being contested in good faith by the Parent, by appropriate proceedings diligently instituted and conducted, without danger of any material risk to the Collateral or the Bank's interest therein, without any of the same becoming a lien upon the Collateral, and if such reserve or other appropriate provision, if any, as shall be required in conformity with GAAP, shall have been made therefor.

7.2       Maintenance of Properties and Corporate Existence

Such Company shall (a) maintain its property in good condition and make all renewals, replacements, additions, betterments and improvements thereto which it deems necessary; (b) maintain, with financially sound and reputable insurers, insurance with respect to its properties and business against such casualties and contingencies, of such types (including but not limited to fire and casualty, public liability, products liability, larceny, embezzlement or other criminal misappropriation insurance) in such amounts as is customary in the case of entities of established reputations engaged in the same or a similar business and similarly situated, (c) keep true books of records and accounts in which full and correct entries will be made of all its business transactions, and reflect in its financial statements adequate accruals and appropriations to reserves; (d) do or cause to be done all things necessary (i) to preserve and keep in full force and effect its existence, rights and franchises, and (ii) to maintain its status as a corporation duly organized and existing and in good standing under the laws of the state of its incorporation; and (e) not be in violation of any laws, ordinances, or governmental rules and regulations or fail to obtain any licenses, permits, franchises or other governmental authorizations necessary to the ownership of its properties or to the conduct of its business, which violation or failure to obtain might materially and adversely affect the business, prospects, profits, properties or condition (financial or otherwise) of such Company.

7.3       Sale of Assets; Merger; Subsidiaries; Tradenames

Such Company will not, except in the ordinary course of business, sell, lease, transfer or otherwise dispose of, any of its assets, except that (i) such Company may sell or otherwise dispose of its inventory in the ordinary course of its business, and (ii) such Company may sell or trade-in specific items of obsolete equipment each year up to an annual aggregate amount of $250,000.00, provided that no individual item being traded is in excess of $100,000.00 in value. Such Company will not, without the prior written consent of the Bank and the execution of such documents deemed necessary by the Bank, which consent of the Bank shall not be unreasonably withheld, and will not permit any of its affiliates to, consolidate with, merge into, or make investments in any other entity, or permit any other entity to consolidate with or merge into it. Without the prior written consent of the Bank, the Parent shall not acquire all or substantially all of the assets or business of any other company, person or entity make investments in any other company, person or entity, or transfer any assets to any other company, person or entity. With respect to any acquisition of or investment in all or substantially all of the assets or business of any other company, person or entity for which the written consent of the Bank is provided, the Parent shall execute and deliver to the Bank such documents deemed necessary by the Bank. In addition, the
Borrowers shall not acquire all or substantially all of the assets or business of any other company, person or entity or make investments in any other company, person or entity. Such Company has no subsidiaries except that the Borrowers and RABC, Inc. are wholly-owned subsidiaries of the Parent. Each Company conducts business only in the name of such Company. Such Company will not create or acquire any subsidiaries without the prior written consent of the Bank, which consent will not be withheld unreasonably. If such Company conducts business under tradenames other than the names of such Company, such Company shall provide to the Bank notice of such tradename or tradenames within 30 days after beginning the use of the same and shall execute such documents deemed necessary by the Bank in connection therewith.

7.4       Negative Pledge

Such Company will not cause or permit or agree or consent to cause or permit in the future (upon the happening of a contingency or otherwise), any of its real or personal property, whether now owned or hereafter acquired, to become subject to a lien or encumbrance, except: (i) liens in connection with deposits required by workers' compensation, unemployment insurance, social security and other like laws; (ii) taxes, assessments, reservations, exceptions, encroachments, easements, rights of way, covenants, conditions, restrictions, leases and other similar title exceptions or encumbrances affecting real property, provided they do not in the aggregate materially detract from the value of said property or materially interfere with its use in the ordinary conduct of business; (iii) inchoate liens arising under ERISA to secure the contingent liability of such Company; and (iv) liens as set forth in Exhibit B attached to this Agreement. In addition, such Company has not agreed and will not agree (upon the happening of a contingency or otherwise) to enter into an agreement or grant a "negative pledge" or other covenant similar to this Section 7.4 in favor of any other lender, creditor or third party.

7.5       Other Borrowings and Contingent Liabilities

Except  for  the  Loan  and  for the indebtedness  or  contingent obligations set forth on Exhibit G to the Agreement including, without limitation, indemnifications contained in a Distribution Agreement dated December 31, 1996, between the Parent and CA Short Company, such Company will not, (a) create or incur any extensions of credit or indebtedness, including without limitation any indebtedness for borrowed money or advances or through the execution of capitalized lease agreements or (b) guarantee, indorse or otherwise become surety for or upon the obligations of others, except by indorsement of negotiable instruments for deposit or collection in the ordinary course of business.

7.6       Sale of Accounts; No Consignment

Such Company shall not sell, assign, or encumber, except to the Bank, any of its accounts or notes receivable. Such Company shall not permit any of its inventory to be sold or transferred on consignment or acquire or possess any of its inventory on consignment, provided, however, that such Company may send inventory on preview to its customers or potential customers.

7.7  Minimum Security

The Borrowers shall maintain as minimum security for the Loan, Eligible Inventory, Eligible Accounts, and Eligible Notes Receivable having an aggregate value such that the Borrowing Base will equal or exceed the aggregate principal balance of the Loan, and if the Borrowers fail to do so, the Borrowers jointly and severally shall immediately pay to the Bank the difference.

7.8  Ownership and Management

Such Company shall not permit any material change in its management. Except for the Parent, such Company shall not permit any material change in its ownership.

7.9  Acquisition of Capital

Such Company shall not redeem or acquire any of its own capital stock through the use of cash, cash equivalents, or from the proceeds of the Collateral.

7.10      Cash Dividends and Other Distributions

The Parent, in any fiscal year, shall not declare or pay any cash dividends which total in excess of $100,000.00, which shall be paid only out of net earnings of the Parent for such year; provided, however, that no dividends shall be paid if an Event of Default has occurred and is continuing under this Agreement. The Parent shall make no other distributions of any kind to shareholders.

7.11 Transactions With Affiliates

None of the Companies shall directly or indirectly enter into or permit to exist any transactions (including, without limitation, the purchase, sale, lease or exchange of any property or the rendering of any service) with any of its affiliates, shareholders, directors or any affiliates of the same, on terms that are less favorable to such Company than those which might be obtained at the time from persons or entities who are not affiliated with the Company or its shareholders

7.12 Consolidated Tangible Net Worth

The Parent, on a combined and consolidated basis, shall achieve a Consolidated Tangible Net Worth of not less than the amounts specified below as of the dates also specified below:

          As of December 31, 1996 - not less than $4,000,000.00
          As of March 31, 1997 - not less than $3,200,000.00
          As of June 30, 1997, and at all times thereafter - not less than $3,350,000.00

In addition to the foregoing requirements, the Parent, on a combined and consolidated basis, shall maintain at all times a Consolidated Tangible Net Worth of not less than $3,200,000.00. "Consolidated Tangible Net Worth" shall mean the Companies' consolidated equity, minus (i) the excess of cost over the value of net assets of purchased businesses, rights, and other similar intangibles, (ii) organizational expenses, (iii) intangible assets, (iv) goodwill, (v) deferred charges or deferred financing costs, (vi) loans or advances to shareholders, officers, or directors or affiliates and/or accounts or notes receivable from affiliates, shareholders, officers, or directors (except that the obligations from CA Short Company to the Parent evidenced by that Subordinated Debenture dated December 31, 1996, the original principal amount of $5,000,000.00 shall not be excluded); (vii) leasehold improvements, (viii) non-compete agreements, and (ix) any asset not directly related to the operation of the Parent or the Borrowers.

7.13 Capital Expenditures

The Companies in the aggregate will not make any expenditure for fixed or capital assets, including by way of the incurrence of capitalized lease obligations, expenditures for maintenance and repairs which should be capitalized in accordance with generally accepted accounting principles or otherwise in excess of $250,000.00.

7.14 Loans and Advances

Except  for  (a)  draws to distributors of one  or  more  of  the
Borrowers which in the aggregate do not exceed the sum of $300,000.00 of advances outstanding at any one time, (b) existing unsecured loans to officers not to exceed the aggregate principal sum of $705,000.00, (c) existing secured loans to employees or former employees of one of the Companies not to exceed the principal sum of $200,000.00 in the aggregate outstanding at any one time, and (d) intercompany advances between entities comprising the Companies, the Companies in the aggregate will not make any loans or advances to any person, corporation or entity if such loans or advances will exceed an aggregate total outstanding at any one time of $20,000.00.

7.15      Operating Lease Rentals

The Companies in the aggregate will not without the prior written approval of the Bank enter into operating leases providing in the aggregate for annual rentals which exceed $1,000,000.00.

7.16 Environmental Compliance and Indemnification

Such Company hereby indemnifies the Bank and holds the Bank harmless from and against any loss, damage, cost, expense or liability (including strict liability) directly or indirectly arising from or attributable to the generation, storage, release, threatened release, discharge, disposal or presence (whether prior to or during the term of the Loan) of Hazardous Substances on, under or about the Premises (whether by such Company or any employees, agents, contractor or subcontractors of such Company or any predecessor in title or any third persons occupying or present on the Premises), or the breach of any of the representations and warranties regarding the Premises, including, without limitation: (a) those damages or expenses arising under the Environmental Laws; (b) the costs of any repair, cleanup or detoxification of the Premises, including the soil and ground water thereof, and the preparation and implementation of any closure, remedial or other required plans; (c) damage to any natural resources; and (d) all reasonable costs and expenses incurred by the Bank in connection with clauses (a), (b) and (c) including, but not limited to reasonable attorneys' fees.

     The indemnification provided for herein shall not apply to any losses, liabilities, damages, injuries, expenses or costs which: (i) arise from the gross negligence or willful misconduct of the Bank, or (ii) relate to Hazardous Substances placed or disposed of on the Premises after the Bank acquires title to the Premises through foreclosure or otherwise.

7.17 Maintenance of Accounts

The Companies shall maintain all of their primary operating and deposit accounts at the Bank, and shall utilize Bank's cash management services.

7.18 Other Covenants

Such Company will perform, observe and comply with such other covenants as Bank may from time to time reasonably require of such Company to assure the repayment in full of the Loan and the complete and timely performance by such Company of all the covenants of such Company hereunder.

7.19  Minimum Pretax Operating Profit or Maximum Pretax Operating
Loss

Beginning with the fiscal quarter ending December 31, 1996, and continuing as of the end of each fiscal quarter thereafter, the Parent, on a consolidated and combined basis, shall, as the case may be, either (a) achieve an Accumulated Operating Profit during any fiscal year on a year-to-date basis of not less than the amount set forth below, or (b) not incur an Accumulated Operating Loss during any fiscal year on a year-to-date basis in excess of the amounts set forth below:

          As  of December 31, 1996, the sum of (i)  the
          Accumulated Operating Profit, plus  (ii)  the
          net  "Gain  on Sale" related to the  Parent's
          disposition  of  its former UK  and  Canadian
          subsidiaries and divisions of not  less  than
          $600,000.00

          As  of  March 31, 1997, Accumulated Operating
          Loss not to exceed $800,000.00

          As  of  June 30, 1997, Accumulated  Operating
          Loss not to exceed $650,000.00

Accumulated Operating Loss and Accumulated Operating Profit shall be determined on a fiscal year-to-date basis, beginning on the first day of each fiscal year and shall be calculated through the date of determination. "Accumulated Operating Loss" shall mean, with respect to the period of determination, the following calculation, provided that such calculation results in a number less than zero: (a) the sum of the Parent's consolidated net income (or loss) after taxes as determined in accordance with GAAP, plus, the sum of all extraordinary losses (and any unusual losses arising outside the ordinary course of business not included in extraordinary losses determined in accordance with
GAAP), minus (b) the sum of all extraordinary gains (and any unusual gains arising outside the ordinary course of business not included in extraordinary gains determined in accordance with
GAAP). "Accumulated Operating Profit" shall mean, with respect to the period of determination, the following calculation, provided that such calculation results in a number greater than zero: (a) the sum of the Parent's consolidated net income (or loss) after taxes as determined in accordance with GAAP, plus, the sum of all extraordinary losses (and any unusual losses arising outside the ordinary course of business not included in extraordinary losses determined in accordance with GAAP), minus
(b) the sum of all extraordinary gains (and any unusual gains arising outside the ordinary course of business not included in extraordinary gains determined in accordance with GAAP).


8    Financial Information and Reporting

The Parent shall deliver the following to the Bank on a consolidated and consolidating basis:

     (a) within 30 days after the end of each month, financial statements, including a balance sheet and statements of income and surplus, of each of the Companies, certified by the president or chief financial officer of the Parent (a "Financial Officer") as fairly representing each Company's financial condition as of the end of such period, and within 45 days after the end of each quarter, financial statements, including a balance sheet and statements of income and surplus, and a statement of cash flows of the Companies, on a combined and consolidated basis, certified by a Financial Officer as fairly representing the Companies' financial condition as of the end of such period;

     (b) within 45 days after the end of each quarter, statements signed by a Financial Officer certifying the compliance of each of the Companies with the terms of this
Agreement and the calculation of the financial covenants contained in Section 7 above;

     (c) a current loan and collateral report, borrowing certificate, or other writings satisfactory to the Bank for the calculation of, or setting forth the calculation of the Borrowing Base with each advance request pursuant to the Loan if the Borrowing Base does not reflect sufficient availability for such advance, but, in any event, no less frequently than once every month within 30 days after the end of such month;

     (d) within 30 days after the end of each month, an accounts reconciliation report and an inventory reconciliation report, signed by a Financial Officer, in detail satisfactory to the Bank;

     (e) within 30 days after the end of each month, a report signed by a Financial Officer setting forth the number and dollar total of each Borrower's accounts receivable past due for not more than 30 days, the number and dollar total past due for not more than 60 days, the number and dollar total past due for not more than 90 days, and the number and dollar total past due for more than 90 days;

     (f) within 30 days after the end of each month, a report signed by a Financial Officer setting forth the number, dollar amount and party of each Borrower's accounts payable remaining due and payable less than 31 days from the date of the original invoice therefor, less than 6l days from the date of the original invoice therefor, less than 9l days from the date of the original invoice therefor, and more than 90 days from the date of the original invoice therefor;

     (g)   within  90  days after the end of  each  fiscal  year,
audited unqualified financial statements with consolidating schedules, prepared in accordance with generally accepted accounting principles consistently applied and certified by independent public accountants satisfactory to the Bank, containing a balance sheet, statements of income and surplus, statements of cash flows and reconciliation of capital accounts, along with any management letters written by such accountants;

     (h) within 90 days after the end of each fiscal year, a statement signed by the Parent's independent public accountants certifying that during the course of their examination, nothing has come to their attention that would leave them to believe that the Companies are in violation of the terms of this Agreement;

     (i) within 60 days after the end of each fiscal year, financial projections with respect to each of the Companies' projected financial conditions for the current fiscal year;

     (j) immediately upon the filing or release, as the case may be, copies of any Securities and Exchange Commission or State
Securities Law disclosures, filings, documents or any press releases; and

     (k) at the request of the Bank, such other information as the Bank may from time to time reasonably require.


9    Default

9.1  Events of Default

An "Event of Default" shall exist if any of the following occurs and is continuing: (a) any of the Companies fail to make any payment on any note executed in connection with this Agreement on or before the date such payment is due; (b) any of the Companies fail to perform or observe any covenant contained in Sections
3.2,  4,  7.1 through and including 7.11, or 8 of this Agreement;
(c) any of the Companies fail to comply with any other provision of this Agreement, and such failure continues for more than 30 days after such failure shall first become known to any officer of the Companies; (d) any warranty, representation or other statement by or on behalf of the Companies contained in this Agreement or in any instrument furnished in compliance with or in reference to this Agreement is false or misleading in any material respect, or any of the Companies fail to perform or observe any covenant contained in any mortgage, security agreement or other agreement in favor of the Bank; (e) any of the Companies become insolvent or make an assignment for the benefit of creditors, or consent to the appointment of a trustee, receiver or liquidator; (f) bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings are instituted by or against any of the Companies; (g) a final judgment or judgments for the payment of money aggregating in excess of $100,000.00 is or are outstanding against any of the Companies and any such judgment or judgments have not been discharged in full or stayed; (h) the occurrence of any event which allows the acceleration of the maturity of any indebtedness in excess of $100,000.00, if any, of the Companies to the Bank, any of the Bank's affiliates, or any other person, corporation or entity under any indenture, agreement or undertaking; (i) the default by, dissolution of, or death of any guarantor, insurer or other surety for any of the Companies with respect to any obligation or liability to the Bank; (j) the collateral furnished as security declines in value, and the Companies do not immediately, upon demand, furnish additional security satisfactory to the Bank; or
(k) the Bank for any reason in good faith deems itself insecure with respect to the repayment of the indebtedness provided for herein.

9.2  Default Remedies

If an Event of Default exists, the Bank may immediately exercise any right, power or remedy permitted to the Bank by law or any provision of this Agreement, and shall have, in particular, without limiting the generality of the foregoing, the right to declare the entire principal and all interest accrued on all notes then outstanding pursuant to this Agreement to be forthwith due and payable, without any presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by each of the Companies.


10   Miscellaneous

10.1 Notices

  (a) All communications under this Agreement or under the notes executed pursuant hereto shall be in writing and shall be sent by facsimile or mailed by first class mail, postage prepaid, (1) if to the Bank, at the following address, or at such other address as may have been furnished in writing to such Company by the
Bank:

          The Huntington National Bank
          41 South High Street
          Columbus, Ohio 43215
          Attn:  Thomas Myers, Vice President
          614-480-4814 (fax), confirmation by telephone  614-480-
4893

(2) if to any of the Companies, at the following address, or at such other address as may have been furnished in writing to the Bank by the Parent:

          Pages, Inc.
          801 94th Avenue North
          St. Petersburg, Florida  33702
          Attn:  S. Robert Davis, Chairman, and Steven L. Canan
          813-578-3101 (fax), confirmation by telephone  813-578-
3200

  (b) any notice so addressed and mailed by registered or certified mail shall be deemed to be given when so mailed and any notice sent by facsimile shall be deemed to be given when confirmed.

10.2 Reproduction of Documents

This Agreement and all documents relating hereto, including, without limitation, (a) consents, waivers and modifications which may hereafter be executed, (b) documents received by the Bank at the closing or otherwise, and (c) financial statements, certificates and other information previously or hereafter furnished to the Bank, may be reproduced by the Bank by any photographic, photostatic, microfilm, micro-card, miniature photographic or other similar process and the Bank may destroy any original document so reproduced. Each of the Companies agrees and stipulates that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made by the Bank in the regular course of business) and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

10.3 Survival, Successors and Assigns

All warranties, representations, and covenants made by any of the Companies herein or on any certificate or other instrument delivered by it or on its behalf under this Agreement shall be considered to have been relied upon by the Bank and shall survive the closing of the Loan regardless of any investigation made by the Bank on its behalf. All statements in any such certificate or other instrument shall constitute warranties and representations by each of the Companies. This Agreement shall inure to the benefit of and be binding upon the heirs, successors and assigns of each of the parties.

10.4 Amendment and Waiver, Duplicate Originals

This Agreement may be amended, and the observance of any term of this Agreement may be waived, with (and only with) the written consent of the Companies and the Bank; provided however that nothing herein shall change the Bank's sole discretion (as set forth elsewhere in this Agreement) to make advances, determinations, decisions or to take or refrain from taking other actions. No delay or failure or other course of conduct by the Bank in the exercise of any power or right shall operate as a waiver thereof; nor shall any single or partial exercise of the same preclude any other or further exercise thereof, or the exercise of any other power or right. Two or more duplicate originals of this Agreement may be signed by the parties, each of which shall be an original but all of which together shall constitute one and the same instrument.

10.5  Uniform  Commercial Code and Generally Accepted  Accounting
Principles

Unless the context otherwise requires, all terms used herein which are defined in the Uniform Commercial Code as enacted in Ohio shall have the meaning stated therein, and all accounting terms shall be determined in accordance with generally accepted accounting principles, consistently applied. The Parent's fiscal year begins on January 1, and ends on the last day of December, and the Parent will not change its fiscal year without the prior written consent of the Bank.

10.6 Enforceability and Governing Law

Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction, as to such jurisdiction, shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. No delay or omission on the part of the Bank in exercising any right shall operate as a waiver of such right or any other right. All of the Bank's rights and remedies, whether evidenced hereby or by any other agreement or instrument, shall be cumulative and may be exercised singularly or concurrently. This Agreement shall be governed by and construed in accordance with the laws of the State of Ohio. Each of the Companies agrees that any legal suit, action or proceeding arising out of or relating to this Agreement may be instituted in a state or federal court of appropriate subject matter jurisdiction in the State of Ohio; waives any objection which it may have now or hereafter to the venue of any suit, action or proceeding; and irrevocably submits to the jurisdiction of any such court in any such suit, action or proceeding.

10.7 Waiver of Right to Trial by Jury

EACH PARTY TO THIS AGREEMENT HEREBY EXPRESSLY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (1) ARISING UNDER THIS AGREEMENT OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR (2) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO OR ANY OF THEM WITH RESPECT TO THIS AGREEMENT OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR THE TRANSACTIONS RELATED HERETO OR THERETO, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE:
AND EACH PARTY HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY, AND THAT ANY PARTY TO THIS AGREEMENT MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

10.8 Conditions Precedent to Subsequent Money Advances

The obligation of Bank to make any disbursement or advance subsequent to the initial disbursement or initial advance, of any portion of the Loan is subject to all the conditions and requirements of this Agreement and delivery of the following required documents, or other action, all of which are conditions precedent:

     (a) Compliance. Each of the Companies shall have complied and shall then be in compliance with all the terms, covenants and conditions of the Agreement which are binding upon it.

     (b) Continuation of Representations and Warranties: The representations and warranties herein contained shall be true, with the same effect as though such representations and warranties had been made at the time of the making of such advance, and any request for an advance shall be deemed a representation and warranty of same.

     (c)   Confirmation  of Conditions Precedent:   Each  of  the
Companies shall then be in compliance with and able to confirm all the foregoing conditions precedent with the same effect as though such conditions precedent were requirements to the making of any advance contemplated herein.


11   Definitions

     "Account Debtor" is defined in Section 2.1.
     "Accounts" is defined in Section 4.1.
     "Accumulated Operating Loss is defined in Section 7.19. "Accumulated Operating Profit is defined in Section 7.19. "Agreements" is defined in the preamble.
     "Bank" is defined in the preamble.
     "Borrowers" is defined in the preamble.
     "Borrowing Base" is defined in Section 1.3.
     "Borrowing Certificate" is defined in Section 3.5. "Collateral" is defined in Section 4.1.
     "Company" is defined in the preamble.
     "Companies" is defined in the preamble.
     "Consolidated  Tangible Net Worth"  is  defined  in  Section
7.12.
     "Contra" is defined in Section 2.1.
     "Deposits" is defined in Section 4.1.
     "Eligible Accounts" is defined in Section 2.1.
     "Eligible Inventory" is defined in Section 2.2.
     "Eligible Notes Receivable" is defined in Section 2.3. "Environmental Laws" is defined in Section 5.11.
     "Equipment" is defined in Section 4.1.
     "Existing Loan Agreement" is defined in Section 1.1. "Existing Loan Documents" is defined in Section 1.1.
     "Event of Default" is defined in Section 9.1.
     "Financial Officer" is defined in Section 8.
     "Hazardous Substances" is defined in Section 5.11. "Intellectual Property" is defined in Section 4.1. "Inventory" is defined in Section 4.1.
     "Inventory Advance Rate" is defined in 1.3.
     "Life Insurance" is defined in Section 4.1.
     "Loan" is defined in Section 1.2.
     "Loan Agreement" is defined in Section 1.1.
     "Loan and Security Agreement is defined in Section 1.1. "Material Adverse Effect" is defined in Section 5.6. "Maximum Inventory Advance" is defined in Section 1.3.
     "1992 Loan Agreement" is defined in Section 1.1.
     "1994 Loan Agreement is defined in Section 1.1.
     "Parent" is defined in the Preamble.
     "Pending Default" is defined in Section 1.4.
     "Premises" is defined in Section 5.11.
     "Prime Commercial Rate" is defined in Section 3.1.
     "Prime Interest Rate" is defined in Section 3.1.


     Each of the parties have signed this Agreement as of the date set forth in the Preamble above.


                              PAGES, INC.

                              By
                                  ---------------------------
                                   S. Robert Davis
                                   Its Chairman of the Board


                              PAGES  BOOK FAIRS, INC.

                              By

                              Its


                              PAGES LIBRARY SERVICES, INC.

                              By_________________________________

                              Its________________________________


                              THE HUNTINGTON NATIONAL BANK

                              By

                              Its



                           EXHIBIT G

                         NOTES PAYABLE



- Standard Printing - $250,000 Convertible Subordinated Note given in trade for printing of product; no cash transfer.

-    Sharon  Hearn/Children's Book World, Inc. - $50,713 balance;
     remainder of purchase of CBW.

-    Jimmy  Sparks - $53,037; remainder of purchase  of  Oklahoma
     Book Fairs

- Indemnification to S. Robert Davis in connection with a certain Transaction Validity Agreement dated December 31,
     1996.

                                 Exhibit 10(j)
                                PROMISSORY NOTE

$  306,249.44
                                             Date: Sept. 26, 1996


FOR VALUE RECEIVED, the undersigned, jointly and severally, promises to pay to the order of PAGES, INC., a Delaware corporation ("Pages"), the principal sum of Three Hundred Six Thousand Two Hundred Forty-Nine & 44/100-DOLLARS, together with interest thereon from the above date at the rate of seven percent (7%) per annum, both principal and interest being payable in lawful money of the United States. The principal sum shall be due and payable three years after the date hereof. Interest shall be payable only in the event that and only to the extent that the fair market value of the shares of common stock of Pages together with any shares of common stock issued as a stock dividend or distribution thereon ("Distributed Stock") at the close of business on the date three years after the date hereof exceeds $_1.12_ per share (the "Strike Price"). For purposes of this Promissory Note, the fair market value of the common stock of Pages and any Distributed Stock shall be determined by the average between the closing bid and asked prices of such common stock on the Nasdaq National Market. In the event that such common stock is not then listed on the Nasdaq National Market, the fair market value shall be determined by the method most comparable to the method described above.

     All payments made hereunder shall first be applied to any outstanding fees, costs, or expenses to which the holder of this Note may be entitled to hereunder, then to interest, and then to principal. The principal of this Note may be prepaid in whole or in part at any time without penalty. Time is of the essence of this Note.

     This Note is payable at 801 94th Street North, St. Petersburg, FL 33702. The holder of this Note may from time to time designate in writing to the undersigned such other place at which payment shall be due.

     The undersigned agrees to pay all costs of collection of this Note, including reasonable attorneys' fees. Reasonable attorneys' fees are defined to include, but not be limited to, all fees and costs incurred in all maters of collection and enforcement, construction and interpretation before, during, and after suit, trial, proceedings, court-ordered mediation or arbitration, and appeals, as well as appearances in and connected with any bankruptcy proceedings or creditors' reorganization or similar proceedings.

     In addition to any other rights of a holder of this Note, any payment of principal or costs, fees, and expenses which is not made when due, as herein provided, shall bear interest at the maximum contract rate of interest permitted by law, until paid, which is presently eighteen percent (18%) per annum.

     The undersigned hereby expressly waives presentment, demand for payment, notice of dishonor, protest, notice of nonpayment or protest, and diligence in collection.

     This Note is governed and construed by the laws of the State of Florida.

     This Note is not assumable without the express, prior, written consent of the holder of this Note. Assumption of this Note shall not release the undersigned from his or her obligations under this Note.


                                                 Signature

                                                 S. ROBERT DAVIS
                                                 Print Name

                                 Exhibit 10(k)
                                PROMISSORY NOTE

$ 380,263.20
                                             Date: Sept. 26, 1996


FOR VALUE RECEIVED, the undersigned, jointly and severally, promises to pay to the order of PAGES, INC., a Delaware corporation ("Pages"), the principal sum of Three Hundred Eighty Thousand Two Hundred Sixty-Three & 20/100----DOLLARS, together with interest thereon from the above date at the rate of seven percent (7%) per annum, both principal and interest being payable in lawful money of the United States. The principal sum shall be due and payable three years after the date hereof. Interest shall be payable only in the event that and only to the extent that the fair market value of the shares of common stock of Pages together with any shares of common stock issued as a stock dividend or distribution thereon ("Distributed Stock") at the close of business on the date three years after the date hereof exceeds $_1.08_ per share (the "Strike Price"). For purposes of this Promissory Note, the fair market value of the common stock of Pages and any Distributed Stock shall be determined by the average between the closing bid and asked prices of such common stock on the Nasdaq National Market. In the event that such common stock is not then listed on the Nasdaq National Market, the fair market value shall be determined by the method most comparable to the method described above.

     All payments made hereunder shall first be applied to any outstanding fees, costs, or expenses to which the holder of this Note may be entitled to hereunder, then to interest, and then to principal. The principal of this Note may be prepaid in whole or in part at any time without penalty. Time is of the essence of this Note.

     This Note is payable at 801 94th Street North, St. Petersburg, FL 33702. The holder of this Note may from time to time designate in writing to the undersigned such other place at which payment shall be due.

     The undersigned agrees to pay all costs of collection of this Note, including reasonable attorneys' fees. Reasonable attorneys' fees are defined to include, but not be limited to, all fees and costs incurred in all maters of collection and enforcement, construction and interpretation before, during, and after suit, trial, proceedings, court-ordered mediation or arbitration, and appeals, as well as appearances in and connected with any bankruptcy proceedings or creditors' reorganization or similar proceedings.

     In addition to any other rights of a holder of this Note, any payment of principal or costs, fees, and expenses which is not made when due, as herein provided, shall bear interest at the maximum contract rate of interest permitted by law, until paid, which is presently eighteen percent (18%) per annum.

     The undersigned hereby expressly waives presentment, demand for payment, notice of dishonor, protest, notice of nonpayment or protest, and diligence in collection.

     This Note is governed and construed by the laws of the State of Florida.

     This Note is not assumable without the express, prior, written consent of the holder of this Note. Assumption of this Note shall not release the undersigned from his or her obligations under this Note.


                                                  Signature

                                                 CHARLES R. DAVIS
                                                 Print Name

                                 Exhibit 10(l)


                                PROMISSORY NOTE

$ 17,500.00
                                             Date: Sept. 26, 1996


FOR VALUE RECEIVED, the undersigned, jointly and severally, promises to pay to the order of PAGES, INC., a Delaware corporation ("Pages"), the principal sum of Seventeen Thousand Five Hundred & 00/100--DOLLARS, together with interest thereon from the above date at the rate of seven percent (7%) per annum, both principal and interest being payable in lawful money of the United States. The principal sum shall be due and payable three years after the date hereof. Interest shall be payable only in the event that and only to the extent that the fair market value of the shares of common stock of Pages together with any shares of common stock issued as a stock dividend or distribution thereon ("Distributed Stock") at the close of business on the date three years after the date hereof exceeds $_1.12_ per share (the "Strike Price"). For purposes of this Promissory Note, the fair market value of the common stock of Pages and any Distributed Stock shall be determined by the average between the closing bid and asked prices of such common stock on the Nasdaq National Market. In the event that such common stock is not then listed on the Nasdaq National Market, the fair market value shall be determined by the method most comparable to the method described above.

     All payments made hereunder shall first be applied to any outstanding fees, costs, or expenses to which the holder of this Note may be entitled to hereunder, then to interest, and then to principal. The principal of this Note may be prepaid in whole or in part at any time without penalty. Time is of the essence of this Note.

     This Note is payable at 801 94th Street North, St. Petersburg, FL 33702. The holder of this Note may from time to time designate in writing to the undersigned such other place at which payment shall be due.

     The undersigned agrees to pay all costs of collection of this Note, including reasonable attorneys' fees. Reasonable attorneys' fees are defined to include, but not be limited to, all fees and costs incurred in all maters of collection and enforcement, construction and interpretation before, during, and after suit, trial, proceedings, court-ordered mediation or arbitration, and appeals, as well as appearances in and connected with any bankruptcy proceedings or creditors' reorganization or similar proceedings.

     In addition to any other rights of a holder of this Note, any payment of principal or costs, fees, and expenses which is not made when due, as herein provided, shall bear interest at the maximum contract rate of interest permitted by law, until paid, which is presently eighteen percent (18%) per annum.

     The undersigned hereby expressly waives presentment, demand for payment, notice of dishonor, protest, notice of nonpayment or protest, and diligence in collection.

     This Note is governed and construed by the laws of the State of Florida.

     This Note is not assumable without the express, prior, written consent of the holder of this Note. Assumption of this Note shall not release the undersigned from his or her obligations under this Note.


                                                  Signature

                                                 RANDALL J. AMSO
                                                 Print Name

                        EXHIBIT 10(m)
                     SECURED PROMISSORY NOTE

$___________
                                  Date:______________,  1996

FOR VALUE RECEIVED, the undersigned, jointly and severally, promises to pay to the order of PAGES, INC., a Delaware corporation ("Pages"), the principal sum of ___________________________________________ DOLLARS, together with interest thereon from the above date at the rate of seven percent (7%) per annum, both principal and interest being payable in lawful money of the United States. The principal sum shall be due and payable three years after the date hereof. Interest shall be payable only in the event that and only to the extent that the fair market value of the shares of common stock of Pages together with any shares of common stock issued as a stock dividend or distribution thereon ("Distributed Stock") at the close of business on the date three years after the date hereof exceeds $______ per share (the "Strike Price"). For purposes of this Promissory Note, the fair market value of the common stock of Pages and any Distributed Stock shall be determined by the average between the closing bid and asked prices of such common stock on the Nasdaq National Market. In the event that such common stock is not then listed on the Nasdaq National Market, the fair market value shall be determined by the method most comparable to the method described above.

     All payments made hereunder shall first be applied to any outstanding fees, costs, or expenses to which the holder of this Note may be entitled to hereunder, then to interest, and then to principal. The principal of this Note may be prepaid in whole or in part at any time without penalty. Time is of the essence of this Note.

     This  Note  is  payable  at  801  94th  Street  North,   St.
Petersburg, FL 33702. The holder of this Note may from time to time designate in writing to the undersigned such other place at which payment shall be due.

     The undersigned agrees to pay all costs of collection of this Note, including reasonable attorneys' fees. Reasonable attorneys' fees are defined to include, but not be limited to, all fees and costs incurred in all maters of collection and enforcement, construction and interpretation before, during, and after suit, trial, proceedings, court-ordered mediation or arbitration, and appeals, as well as appearances in and connected with any bankruptcy proceedings or creditors' reorganization or similar proceedings.

     In addition to any other rights of a holder of this Note, any payment of principal or costs, fees, and expenses which is not made when due, as herein provided, shall bear interest at the maximum contract rate of interest permitted by law, until paid, which is presently eighteen percent (18%) per annum.

     This Note is secured by a Stock Pledge Agreement of even date herewith. The remedies of the holder, as provided herein and in the Stock Pledge Agreement, shall be cumulative and concurrent, and may be pursued singularly, successively, or together, at the sole discretion of the holder, and may be exercised as often as occasion therefor may arise. No act of omission or commission of the holder, including but not limited to any failure to exercise any right, remedy, or recourse, shall be deemed to be a waiver or release of the holder's rights; such a waiver or release may be effected only through a written document signed by the holder and then only to the extent specifically recited therein. A waiver or release with reference to any one event shall not be construed as continuing, as a bar to, or as a waiver or release of any subsequent right, remedy, or recourse as to a subsequent event.

     The undersigned hereby expressly waives presentment, demand for payment, notice of dishonor, protest, notice of nonpayment or protest, and diligence in collection.

     This Note is payable in, and its terms and provisions are to be governed and construed by, the laws of the State of Florida.

     This  Note  is  not  assumable without the  express,  prior, written  consent of the holder of this Note.  Assumption of  this
Note   shall  not  release  the  undersigned  from  his  or   her
obligations under this Note.

                                           Signature

                                          Print Name

Pages, Inc.
801 94th Street North
St. Petersburg, FL  33702

ATTN:  __________________


                     STOCK PLEDGE AGREEMENT

Dear Sirs:

      Reference is made to the Secured Promissory Note, dated as of the _____ day of ____________, 1996 (hereinafter, as the same may be amended, extended, modified, or renewed from time to time, being called the "Note"), by and between the Borrower
(hereinafter called "Borrower"), and PAGES, INC., a Delaware corporation (hereinafter called "Lender"), pursuant to which a loan of ______________________________ Dollars ($___________) is,
subject to the provisions thereof, simultaneously being made to the Borrower. The Borrower hereby agrees with you as follows:

      1. As security for the due and punctual payment by the Borrower of the principal of, and interest on, and costs of collection, including reasonable attorney's fees due under the Note, the Borrower hereby pledges and assigns to you all his or her right, title and interest in and to _________ shares of the capital stock of Borrower together with any shares of common stock issued as a stock dividend or distribution thereon ("Pledged Shares"). The Borrower hereby directs Lender to cause the certificates evidencing such shares to be delivered to Lender to be held until the Note is paid in full.

      2. Subject to the provisions of paragraph 3 hereof, the Borrower shall be entitled to vote the Pledged Shares and to give consents, waivers and ratifications with respect thereto and otherwise act with respect thereto as though he or she were the outright owner thereof.

      3. In the event of any default in the punctual payment of the Note or in the terms of this Agreement, Lender may, upon giving notice of intention so to do to the Borrower, in connection therewith:

      (a) exercise any one or more or all of the rights or remedies under the Note or this Agreement, or otherwise granted by law; and/or

      (b) vote all or any of the Pledged Shares and give all consents, waivers and ratifications with respect thereto and otherwise act with respect thereto as though the Lender were the outright owner thereof (the Borrower hereby irrevocably constituting and appointing Lender its proxy and attorney-in-fact with full power of substitution so to do whether or not the Pledged Shares are registered in the name of Lender); and/or

      (c) receive all dividends and all other distributions of any kind on all or any of the Pledged Shares; and/or

      (d) exercise any and all rights of collection, conversion or exchange, and any and all other rights, privileges, options or powers of the Borrower pertaining or relating to the Pledged Shares (the Borrower hereby irrevocably constituting and appointing Lender its proxy and attorney-in-fact with full power of substitution so to do), although Lender shall not have any duty to exercise any such rights, privileges, options or powers or to sell or to otherwise realize upon any of the Pledged Shares, as hereinafter authorized, or to preserve the same, and Lender shall not be responsible for any failure to do so or delay in so doing; and/or

     (e) upon the expiration of ten (10) days after the occurrence of such default and twenty (20) days after giving written notice of intention so to do to the Borrower, sell, assign, and deliver the whole, or, from time to time, any part of the Pledged Shares on any exchange or trading service or at any private sale or at public auction, with or without demand or advertisement of the time or place of sale or adjournment thereof or otherwise, for cash, for credit or for other property, for immediate or future delivery, and for such price or prices and on such terms as Lender in its uncontrolled discretion may determine, and Lender may bid for any purchase the whole or any part of the Pledged Shares so sold free from any right or equity of redemption of the Borrower.

    Any requirement of the Uniform Commercial Code, as enacted in the State of Florida, for reasonable notice, shall be met if such notice is mailed, postage prepaid, to the Borrower as provided for herein at least twenty (20) days prior to the time of the sale, disposition or other event or thing giving rise to the requirement of notice.

    4. Lender shall apply the proceeds of any sale of the whole or any part of the Pledged Shares, after first deducting all costs and expenses of collection, sale and delivery (including, without limitation, reasonable attorney's fees and expenses) incurred by Lender in connection with such sale, to the payment of all or any amounts due and payable on the Note, to be applied first to expenses, next to interest and finally to principal, and, upon payment in full of all such amounts, shall pay over any balance of such proceeds and other monies as according to law or unless otherwise legally obligated to the Borrower.

    5. Upon payment in full of the principal of and interest on the Note in accordance with its terms and the payment of all other sums payable to the Lender under the Note, the Borrower shall be entitled to the return, at its expense, of such of the Pledged Shares as have not theretofore been sold pursuant to the provisions hereof.

     6. To the full extent that the Borrower may lawfully so agree, he or she will not at any time plead, claim or take the benefit of any appraisement, valuation, stay, extension, moratorium or redemption law now or hereafter in force in order to prevent or delay the enforcement of this Agreement or the absolute sale of all or any portion of the Pledged Shares, or the possession thereof by any purchaser at any sale under subparagraph (e) of paragraph 3 hereof, and the Borrower and all who may claim under him as far as he now or hereafter lawfully may, hereby waives (a) the benefit of all such laws, and (b) all right to have all or any portion of the Pledged Shares marshaled upon any foreclosure hereof, and agrees that any court having jurisdiction over this Agreement may order the sale of all or any portion of the Pledged Shares as an entirety. Upon the expiration of the period specified in subparagraph (e) of paragraph 3 hereof, any sale of, or the grant of options to purchase, or any other realization upon, all or any portion of the Pledged Shares under subparagraph (e) of paragraph 3 hereof, shall operate to divest all right, title, interest, claim and demand, either at law or in equity, of the Borrower in and to the Pledged Shares so sold, optioned or realized upon, and shall be a perpetual bar both in law and in equity against the Borrower and all persons claiming or attempting to claim the Pledged Shares so sold, optioned or realized upon, or any part thereof, from, through, and under the Borrower. The following shall not constitute a waiver of, or limit Lender's right to take any action with respect to, any power of sale, lien, option or other right hereunder, or otherwise prejudice Lender's rights as against the Borrower in any respect: (a) any delay on Lender's part in exercising any such right, (b) any notice or demand which may be given to or made upon the Borrower with respect to any such right, (c) any single or partial exercise of any such right, or (d) the exercise of any such right without notice or demand, except the notice of intention to the Borrower required pursuant to subparagraph (e) of paragraph 3 hereof. Each and every remedy given Lender shall, to the extent permitted by law, be cumulative and shall be in addition to any other remedy given hereunder or now or hereafter existing at law or in equity or by statute.

     7. At any sale made pursuant to subparagraph (e) of paragraph 3 hereof, Lender may bid for or purchase free from any right of redemption on the part of the Borrower (all said rights being also hereby waived and released to the extent permitted by law), any portion of or all the Pledged Shares offered for sale and may make payment on account thereof by using any claim then due and payable to Lender by the Borrower as a credit against the purchase price, and Lender may, upon compliance with the terms of sale, hold, retain and dispose of such property without further accountability therefor.

     8. This Agreement shall bind and inure to the benefit of Lender's successors and assigns and to any subsequent holder of the Note.

     9. No modification or waiver of any of the provisions hereof shall be effective unless in writing and signed by an authorized officer of Lender and then only in the specific instance for which given.

    10. All notices given hereunder must be in writing and shall be deemed to have been properly given if: (i) personally delivered; (ii) deposited for delivery by federal express or other nationally recognized overnight courier services; or (iii) sent by registered or certified mail, return receipt requested, first class postage prepaid; in each case addressed to the party entitled to receive the same at the address specified below:

        (i)  If to the Borrower:





        (ii) If to Lender:

             Pages, Inc.
             801 94th Street North
             St. Petersburg, FL  33702

             ATTN:________________

    Either party may alter the address to which notice is to be sent by giving notice of such change of address in conformity with the provisions set forth above providing for the giving of notice.

     11. This pledge shall in no way limit Lender's rights to exercise any other right or remedy Lender may have. The rights herein granted to Lender are in addition to any other rights
Lender may have as a matter of law or otherwise.

    12. Any word, paragraph, phrase or provision hereof which is unenforceable shall be deemed severable herefrom and shall be deemed so severed and shall not effect the enforceability of any other portion hereof.

DATED:  ________________, 1996

                                   Very truly yours,



                                   Signature


                                   Print Name

ACCEPTED BY:

PAGES, INC.

By:
   As


                           EXHIBIT 11
                  PAGES, INC. AND SUBSIDIARIES
               COMPUTATION OF PER SHARE EARNINGS

                                                          Year Ended     Year Ended     Year Ended
                                                         Dec. 31, 1996  Dec. 31, 1995  Dec. 31, 1994
                                                        --------------  -------------  -------------
Primary
Weighted average number of
   common shares outstanding                             5,551,000        4,930,000        4,055,000

Adjustment for stock options
   which have a dilutive effect
   based upon the average market
   price per common stock:
   Add dilutive stock options                              771,000              -              -
   Deduct shares that could be
   repurchased from the proceeds
   of dilutive options                                    (465,000)             -              -
                                                        --------------  -------------  -------------

Weighted average common and
   common equivalent shares                              5,857,000        4,930,000        4,055,000
                                                        =============   ===========    =============

Income/(loss) from continuing operations                 $ 617,215      $(6,217,357)       $(391,222)
Discontinued  operations before  cumulative  effect  of
accounting change                                          (83,181)      (3,002,362)         (81,210)
Cumulative effect of accounting change
                                                           994,664            --                --
                                                        --------------  -------------  -------------
Net income/(loss)                                        1,528,698       (9,219,719)        (472,432)
Earnings adjustment (20% rule)                                  -              -             -
                                                        --------------  -------------  -------------
Net income/(loss) for computation purposes             $ 1,528,698      $(9,219,719)       $(472,432)
                                                        =============   ===========    =============

Income/(loss) per common share:
Income/(loss) from continuing operations                 $    0.10     $      (1.26)   $       (0.10)
Discontinued  operations before  cumulative  effect  of
change in accounting principle                               (0.01)           (0.61)           (0.02)
Cumulative effect of change in accounting principle      $    0.17    $        0.00   $         0.00
                                                        --------------  -------------  -------------
Earnings/(loss) per common and common equivalent share   $    0.26    $       (1.87)  $        (0.12)
                                                        =============   ===========    =============

Fully Diluted:
Weighted average number of
   common shares outstanding                             5,551,000        4,930,000        4,055,000

Adjustment for stock options
   which have a dilutive effect
   based upon the market price
   for common stock at end of  period:
   Add dilutive stock options                              785,000              -               -
   Deduct shares that could be
    repurchased from the proceeds
    of the dilutive options                               (319,000)             -               -
                                                        --------------  -------------  -------------


Fully diluted shares                                     6,017,000        4,930,000        4,055,000
                                                        =============   ===========    =============

Income/(loss) per common share:
Income/(loss) from continuing operations                 $ 617,215      $(6,217,357)   $    (391,222)
Discontinued  operations before  cumulative  effect  of
accounting change                                          (83,181)      (3,002,362)         (81,210)
Cumulative effect of accounting change                     994,664            --                --
                                                        --------------  -------------  -------------
Net income/(loss)                                        1,528,698       (9,219,719)        (472,432)
Earnings adjustment (20% rule)                                 --             -                 -
                                                        --------------  -------------  -------------
Net income/(loss) for computation purposes             $ 1,528,698      $(9,219,719)   $    (472,432)
                                                        =============   ===========    =============

Income/(loss) per common share:
Income/(loss) from continuing operations                 $     .10    $       (1.26)    $      (0.10)
Discontinued  operations before  cumulative  effect  of
change in accounting principle                               (0.01)           (0.61)           (0.02)
Cumulative effect of change in accounting principle      $    0.17     $       0.00     $       0.00
                                                        --------------  -------------  -------------
Earnings/(loss) per common and common equivalent  share  $     .26   $        (1.87)    $      (0.12)
assuming full dilution
                                                        =============   ===========    =============

                         Exhibit 18

March 3, 1997

CA Short Company
4205 E. Dixon Boulevard
Shelby, North Carolina  28150

Dear Sirs:

We have audited the financial statements of CA Short Company as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, included in your Annual Report on Form 10-K to the Securities Exchange Commission and have issued our report thereon dated March 3, 1997. Note 1 to such financial statements contains a description of your adoption during the year ended December 31, 1996 of a change from recognizing deferred revenue at the conclusion of the respective prepaid safety award programs to one of recognizing such deferred revenue over the course of the programs based on the Company's historical and expected redemption percentages. In our judgment, such change is to an alternative accounting principle that is preferable under the circumstances.

Yours truly,


Deloitte & Touche LLP
Tampa, Florida



                           EXHIBIT 21
                        SUBSIDIARIES OF
                          PAGES, INC.


                              State of        Percent of Stock
Name of Subsidiary          Incorporation   Owned by Registrant

CA SHORT COMPANY(1)         North Carolina          100%

PAGES BOOK FAIRS, INC.         Florida              100%

GREAT BRITISH BOOK FAIRS, INC. Florida              100%

SCHOOL BOOK FAIRS, LTD. (2) United Kingdom          100%

JDRV, INC.                     Delaware             100%

PAGES LIBRARY SERVICES, INC.   Florida              100%




(1) Spun-off on December 31, 1996.  See Item 7.
(2) Sold on March 6, 1996. See Item 7.






                                 EXHIBIT 23(c)




INDEPENDENT AUDITORS' CONSENT

We  consent to the incorporation by reference in Registration Statement Nos. 33-
72294   and   33-60613  of  Pages,  Inc.  on  Form  S-8  of  our  report   dated
March 21, 1997, appearing in the Annual Report on Form 10-K of Pages, Inc. for the year ended December 31, 1996.


/s/  Deloitte & Touche LLP

Tampa, Florida
March 27, 1997

                              EXHIBIT 24
                          DISTRIBUTION AGREEMENT


     THIS DISTRIBUTION AGREEMENT (the "Agreement"), is made as of the 31st_____ day of December________________, 1996, between PAGES, INC., a
Delaware Corporation ("Pages"), and CA SHORT COMPANYCLYDE A. SHORT COMPANY, a Delaware Corporation ("CA ShortC.A. Short").



Background Statements:

     A. Pages is the holder of all the issued and outstanding shares of capital stock of CA ShortC.A. Short.

     B. It is the intention of Pages to distribute approximately all of the currently issued and outstanding capital stock of CA ShortC.A. Short held by it to the stockholders of Pages.

     C. Pages and CA ShortC.A. Short have determined that it is necessary and desirable to set forth the principal corporate transactions required to effect such distribution and to set forth other agreements that will govern certain other matters following such distribution.

     In consideration of the mutual covenants and agreements made herein, the parties agree as follows:

                                 ARTICLE I

                                DEFINITIONS

     1.01 General. As used in this Agreement and the Exhibits hereto, the following terms shall have the following meanings:

     Action:    any  action,  suit  arbitration,  inquiry,  proceeding   or
investigation by or before any court, any governmental or other regulatory or administrative agency or commission or any arbitration tribunal.

     Affiliate: a legal entity or association which, directly or indirectly, is controlled by, is in control of, or under common control with the legal entity or association with reference to which the term "affiliate" is used.

     Agent: Huntington Trust Company as distribution agent appointed by Pages to assist in the distribution of copies for the Information Statement and to distribute certificates for shares of Short Common Stock pursuant to the Distribution.

     Assumed Liabilities: all liabilities arising from the conduct or operation of the CA ShortC.A. Short Business or the ownership, or use of assets in connection therewith whether arising before, on or after the Distribution Date, including without limitation, CA ShortC.A. Short employee benefit plans and the Liabilities set forth or referred to in the audited financial statements of CA ShortC.A. Short included within the Form 10-SB.

     CA  ShortC.A.  Short Business:  the business involving  the  creation,
marketing   and   administration  of  safety,  sales   incentive,   service
recognition, and holiday gift awards programs for businesses.

     Code:   the  Internal  Revenue Code of 1986, as amended,  or,  as  the context may require, the Internal Revenue Code applicable to the pre-Distribution year in question.

     Commission:  the Securities and Exchange Commission.

     Determination: means a "determination" as defined by Section 1313(a) of the Code.

     Distribution:   the distribution to holders of Pages Common  Stock  of
all of the shares of Short Common Stock owned by Pages.

     Distribution Agent: The Huntington National Bank as distribution agent appointed by Pages to assist in the distribution of copies for the Information Statement and to distribute certificates for shares of Short Common Stock pursuant to the Distribution.

     Distribution Date: the date of effecting the Distribution, which is anticipated to occur on or about _______________, 1996.shall occur on the Record Date.

     Exchange Act:  the Securities Exchange Act of 1934, as amended.

     Form 10-SB: the registration statement on Form 10-SB to be filed by CA ShortC.A. Short with the Commission to effect the registration of Short Common Stock pursuant to the Exchange Act, as such registration statement may be amended from time to time.

     Income Taxes:  means all Taxes based upon or measured by income.

     Information Statement: the information statement, constituting a part of the Form 10-SB, in the form to be distributed to the holders of Pages Common Stock as of the Record Date in connection with the Distribution, and as it may be amended or supplemented subsequent to such dissemination.

     IRS:  means the Internal Revenue Service.

     Liabilities: any and all claims, debts, liabilities and obligations, absolute or contingent, matured or unmatured, liquidated or unliquidated, accrued or unaccrued, known or unknown, whenever arising (unless otherwise specified in this Agreement), including all costs and expenses relating thereto, and those debts, liabilities and obligations arising under any law, rule, regulation, Action, threatened Action, order or consent decree of any governmental entity or any award of any arbitration of any kind, and those arising under any contract, commitment or undertaking.

     Pages   Business:    the  business  involving   the   publishing   and
distribution of children's leisure-based literature.

     Pages Common Stock: the shares of common stock, par value $.01 per share, of Pages.

     Pages Liabilities: all of (i) the Liabilities of Pages under this Agreement, and (ii) the Liabilities of Pages, whether arising before, on or after the Distribution Date.

     Record   Date:    the   close  of  business  on  or   about   December
31, 1996.

     Return:   means returns, reports and forms required to be  filed  with respect to Taxes.

     Short Common Stock: the shares of common stock, par value $.01 per share, of CA ShortC.A. Short.

     Short Liabilities: all of (i) the Liabilities of CA ShortC.A. Short under this Agreement, (ii) the Assumed Liabilities, and (iii) the Liabilities arising out of any of the documents or instruments executed and delivered by CA ShortC.A. Short pursuant to the transactions contemplated hereby.

     Taxes: means all taxes (whether federal, state, local or foreign) based upon or measured by income and any other tax whatsoever, including, without limitation, gross receipts, profits, sales, use, occupation, value added, ad valorem, transfer, franchise, capital stock, net worth, withholding, payroll, employment, excise, or property taxes, together with any interest or penalties imposed with respect thereto.

     Taxing Authority: means governmental authority, domestic or foreign, having jurisdiction over the assessment, determination, collection, or other imposition of taxes.

     Tax Laws: means the Code, federal, state, county, local, or foreign laws relating to Taxes and any regulations or official administrative pronouncements released thereunder.

                                ARTICLE II

                             THE DISTRIBUTION

     2.01 Cooperation Prior to the Distribution.

           (a) Subject to the provisions of Section 2.02, Pages and CA ShortC.A. Short shall prepare, and CA ShortC.A. Short shall file with the Commission, the Form 10-SB which shall include the Information Statement. Pages and CA ShortC.A. Short shall use reasonable efforts to cause the Form 10-SB to become effective under the Exchange Act. Pages and CA ShortC.A. Short shall prepare, and Pages shall mail to the holders of Pages Common Stock as of the Record Date, the Information Statement, which shall set forth appropriate disclosure concerning CA ShortC.A. Short, the Distribution and any other appropriate matters.

           (b) CA ShortC.A. Short shall use its reasonable best efforts to cause at least one securities broker to agree to act as a market maker for the Short Common Stock on the NASD OTC Electronic Bulletin Board Service.

           (c) In addition to the Activities specifically provided for elsewhere herein, each of Pages and CA ShortC.A. Short will use its reasonable best efforts to take, or cause to be taken, all actions, and to do, or cause to be done, all things reasonably necessary, proper or advisable under applicable laws, regulations and agreements to consummate and make effective the transactions contemplated by this Agreement.

     2.02 Pages Board Action; Conditions Precedent to the Distribution. Pages' Board of Directors shall, in its discretion, establish the Record Date and the Distribution Date and any appropriate procedures in connection with the Distribution. In no event shall the Distribution occur unless the following conditions shall, unless waived by Pages, have been satisfied:

           (a) Pages' Board of Directors shall have formally finally approved the Distribution;

           (b) the Distribution shall be payable in accordance with applicable law and all necessary regulatory approvals shall have been received;

           (c) the Form 10-SB shall have become effective under the Exchange Act;

           (d) Pages shall have received a favorable response to its request to the Commission for "no-action" and "interpretative" positions with respect to the Distribution;

           (e) Pages shall have received the opinion in form and substance acceptable to it of Johnson, Blakely, Pope, Bokor, Ruppel & Burns, P.A. (the "Tax Opinion") to the effect that there is a reasonable basis for treating the Distribution as a transaction qualifying under Section 355 of the Internal Revenue Code the Distribution will be a tax-free spin-off under the Code;

           (f) the inter-company receivable from C.A. Short to Pages shall have been evidenced by) CA Short shall have executed and delivered to Pages a sub a subordinated promissory note in the principal amount of $5,000,000 payable to Pages bearing interest at the rate of 7% per annum, payable as described in the Form 10-SB;

           (g) Pages' lender shall have consented to the Distribution CA ShortC.A. Short's Board of Directors, as named in the Form 10-SB, shall have been elected;

           (h) CA ShortC.A. Short shall have received a commitment for a credit facility in the minimum amount of $4.5 million upon terms acceptable to Pages' Board of Directors;

           (i) Pages Board of Directors shall have received a fairness opinion with respect to the Distribution from an investment banking firm;

           (ijh) CA ShortC.A. Short shall have obtained insurance (or binders therefor) providing coverage to CA ShortC.A. short and its directors and officers for Director and Officer Liability matters reasonably satisfactory to CA ShortC.A. Short; and

           (jki) no preliminary or permanent injunction or other order, decree or ruling issued by a court of competent jurisdiction or by a governmental regulatory or administrative agency or commission and no statute, rule, regulation or executive order promulgated by any governmental authority shall be in effect which would make illegal or otherwise prevent the Distribution.

     2.03 The Distribution. The Distribution shall be effective on the Distribution Date and Pages shall no longer be the owner of any shares of Short Common Stock as of that date even though certificates evidencing the ownership of Short Common Stock are not mailed until later. On the Distribution Date, subject to the conditions set forth in this Agreement, Pages shall deliver to the Distribution Agent a certificate or certificates representing all of the Short Common Stock then held by Pages, endorsed in blank, and shall instruct the Distribution Agent, except as otherwise provided in Section 2.04, to distribute to each holder of record of Pages Common Stock on the Record Date a certificate or certificates representing one and one half shares of Short Common Stock for each fiveten shares of Pages Common Stock so held. CA ShortC.A. Short agrees to provide all certificates for shares of CA ShortC.A. Short Common Stock that the Distribution Agent shall require in order to effect the Distribution.

     2.04 Sale of Fractional Shares. The Distribution Agent shall not distribute any fractional share of Short Common Stock ("Fractional Share") to any holder of Pages Common Stock. The Distribution Agent shall aggregate all such Fractional Shares and sell them in an orderly manner after the Distribution Date in the open market and, after completion of such sales and within twenty (20) forty-five (45) trading days after the Distribution Date, distribute a pro rata portion of the proceeds from such sales, based upon the average gross selling price of all such Short Common Stock, less appropriate deductions of any amount required for tax withholding purposes and a pro rata portion of the aggregate brokerage charges, commissions and transfer taxes payable in connection with such sales, to each holder of Pages Common Stock who would otherwise have received a Fractional Share.

     2.05 Fees and Expenses of Distribution Agent. The fees and expenses of the Distribution Agent shall be paid by Pages.

     2.06 Cooperation After the Distribution. CA ShortC.A. Short shall use its reasonable best efforts to ensure that the representations of CA ShortC.A. Short set forth in the Tax Opinion are true and correct and continue after the Distribution to be true and correct.

                                ARTICLE III

                          TRANSITION ARRANGEMENTS

     3.01 Conduct of CA ShortC.A. Short Business Pending Distribution. Prior to the Distribution Date, CA ShortC.A. Short shall not, without the prior consent in writing of Pages, make any public announcement or issue any press release regarding the Distribution and each of Pages and CA ShortC.A. Short shall use its best efforts not to take any action which may prejudice or delay the consummation of the Distribution.

     3.02 Subordinated Note. On the Distribution Date, CA Short shall execute and deliver to Pages a Subordinated Note in the principal amount of $5,000,000 and Security Agreement as described in the Form 10.

                                ARTICLE IV

                              INDEMNIFICATION

     4.01 CA ShortC.A. Short Indemnification of Pages. On and after the Distribution Date, CA ShortC.A. Short shall indemnify, defend and hold harmless Pages and each of its directors, officers and Affiliates other than CA ShortC.A. Short (the "Pages Indemnitees") from and against any and all damage, loss, liability and expense (including, without limitation, reasonable expenses of investigation and reasonable attorney's fees and expenses in connection with any and all Actions or threatened Actions) (collectively, "Indemnifiable Losses") incurred or suffered by any of the Pages Indemnitees and arising out of, or due to the failure of CA ShortC.A. Short to pay, perform or otherwise discharge, any of the Short Liabilities.

     4.02 Pages Indemnification of CA ShortC.A. Short. On and after the Distribution Date, Pages shall indemnify, defend and hold harmless CA ShortC.A. Short and each of its directors, officers and Affiliates other than Pages (the "Short Indemnitees") from and against any and all Indemnifiable Losses incurred or suffered by any of the Short Indemnitees and arising out of, or due to the failure of Pages to pay, perform or otherwise discharge, any of the Pages Liabilities.

     4.03 CA ShortC.A. Short Release of claims Against Pages Indemnities. Except as otherwise provided in this Agreement, CA ShortC.A. Short hereby releases, effective upon the Distribution Date, the Pages Indemnitees from and against any claim that CA ShortC.A. Short may have against any such Pages Indemnitee which relates to events, actions or omissions taken or occurring prior to the distribution Date; provided, however, that the foregoing release shall not apply to Pages' obligations to satisfy any of the Pages Liabilities.

                                 ARTICLE V

                        INDEMNIFICATION PROCEDURES

     5.01 Notice and Payment of Claims. If any Pages Indemnitee or Short Indemnitee (the "Indemnified Party") determines that it is or may be entitled to indemnification by any party (the "Indemnifying Party") under
Article  IV  (other than in connection with any Action or claim subject  to
Section 5.02), the Indemnified Party shall deliver to the Indemnifying Party a written notice specifying, to the extent reasonably practicable, the basis for its claim for indemnification and the amount for which the Indemnified Party believes it is entitled to be indemnified. After the
Indemnifying Party shall have been notified of the amount for which the Indemnified Party seeks indemnification, the Indemnifying Party shall, within thirty (30) days after receipt of such notice, pay the Indemnified Party such amount in cash or other immediately available funds unless the Indemnifying Party objects to the claim for indemnification or the amount thereof. If the Indemnifying Party does not give the Indemnified Party written notice objecting to such claim and setting forth the grounds therefor within the same 30-day period, the Indemnifying Party shall be deemed to have acknowledged its liability for such claim and the Indemnified Party may exercise any and all of is rights under applicable law to collect such amount.

     5.02 Notice and Defense of Third-Party Claims. Promptly following the earlier of (a) receipt of notice of the commencement by a third party of any Action against or otherwise involving any Indemnified Party or (b) receipt of information from a third party alleging the existence of a claim against an Indemnified Party, in either case, with respect to which indemnification may be sought pursuant to this Agreement (a "Third-Party Claim"), the Indemnified Party shall give the Indemnifying Party written notice thereof. The failure of the Indemnified Party to give notice as provided in this Section 5.02 shall not relieve the Indemnifying Party of its obligations under this Agreement, except to the extent that the Indemnifying Party is prejudiced by such failure to give notice. Within 30 days after receipt of such notice, the Indemnifying Party may (a) by giving written notice thereof to the Indemnified Party, acknowledge liability for and at its option elect to assume the defense of such Third-Party Claim at its sole cost and expense or (b) object to the claim of indemnification set forth in the notice delivered by the Indemnified Party pursuant to the first sentence of this Section 5.02; provided that if the Indemnifying Party does not within the same 30 day period give the Indemnified Party written notice objecting to such claim and setting forth the grounds therefor, the Indemnifying Party shall be deemed to have acknowledged its liability for such Third-Party Claim. Any contest of a Third-Party Claim as to which the Indemnifying Party has elected to assume the defense shall be conducted by attorneys employed by the Indemnifying Party and reasonably satisfactory to the Indemnified Party; provided that the Indemnified party shall have the right to participate in such proceedings and to be represented by attorneys of its own choosing at the Indemnified Party's sole cost and expense. If the Indemnifying Party assumes the defense of a Third-Party Claim, the Indemnifying Party may settle or compromise the claim without the prior written consent of the Indemnified Party; provided that the Indemnifying Party may not agree to any such settlement pursuant to which any such remedy or relief, other than monetary damages for which the Indemnifying Party shall be responsible hereunder, shall be applied to or against the Indemnified Party, without the prior written consent of the Indemnified Party, which consent shall not be unreasonably withheld.
Notwithstanding  anything  in  this  Article  V  to  the   contrary,   such
Indemnifying Party shall not waive its attorney-client privilege in connection with such Third-Party Claim without the prior written consent of the Indemnified Party. If the Indemnifying Party does not assume the defense of a Third-Party Claim for which it has acknowledged liability of indemnification under Article IV, the Indemnified Party may require the Indemnifying Party to reimburse it on a current basis for its reasonable expenses of investigation, reasonable attorney's fees and reasonable out-of-pocket expenses incurred in defending against such Third-Party Claim and the Indemnifying Party shall be bound by the result obtained with respect thereto by the Indemnified Party; provided that the Indemnifying Party shall not be liable for any settlement effected without its consent, which consent shall not be unreasonably withheld. The Indemnifying Party shall pay to the Indemnified Party in cash the amount for which the Indemnified Party is entitled to be indemnified (if any) within fifteen (15) days after the final resolution of such third-Party Claim (whether by the final nonappealable judgment of a court of competent jurisdiction or otherwise) or, in the case of any Third-Party Claim as to which the Indemnifying Party has not acknowledged liability, within fifteen (15) days after such Indemnifying Party's objection has been resolved by settlement, compromise or the final nonappealable judgment of a court of competent jurisdiction.

                                ARTICLE VI

                    ACCESS TO INFORMATION AND SERVICES

     6.01 Provision of Corporate Records. Upon CA ShortC.A. Short's request, Pages shall arrange as soon as practicable following the Distribution Date for the delivery to CA ShortC.A. Short of existing CA ShortC.A. Short corporate records in the possession of Pages, together with all active agreements and any active litigation files relating to the CA ShortC.A. Short Businesses, except to the extent such items are already in the possession of CA ShortC.A. Short. Such records shall be the property of CA ShortC.A. Short, but shall be available to Pages for review and duplication until Pages shall notify CA ShortC.A. Short in writing that such records are no longer of use to Pages.

     6.02 Access to Information. From and after the Distribution Date, Pages shall afford to CA ShortC.A. Short and its authorized accountants, counsel and other designated representatives reasonable access (including using reasonable efforts to give access to persons or firms possessing information) and duplicating rights during normal business hours to all records, books, contracts, instruments, computer data and other data and information (collectively, "Information") within Pages' possession relating to the CA ShortC.A. Short Business, insofar as such access is reasonably required by CA ShortC.A. Short. CA ShortC.A. Short shall afford to Pages and its authorized accountants, counsel and other designated representatives reasonable access (including using reasonable efforts to give access to persons or firms possessing information) and duplicating rights during normal business hours to Information within CA ShortC.A. Short's possession relating to the Pages Business, insofar as such access is reasonably required by Pages. Information may be requested under this
Article VI for, without limitation, audit, accounting, claims, litigation and tax purposes, as well as for purposes of fulfilling disclosure and reporting obligations and for performing the transactions contemplated in this Agreement.

     6.03 Securities Filings. For a period of five years following the Distribution Date, each of Pages and CA ShortC.A. Short shall provide to the other, promptly following such time at which such documents shall be filed with the Commission, copies of all documents which shall be publicly filed with the Commission pursuant to the periodic and interim reporting requirements of the Exchange Act and the rules and regulations of the Commission promulgated thereunder.

     6.04 Provision of Services. Following the Distribution Date, each party upon written request, shall make available to the other party, during normal business hours and in a manner that will not unreasonably interfere with such party's business, its financial, tax, accounting, legal, employee benefits and similar staff services (collectively "Services") whenever and to the extent that they may be reasonably required in connection with the preparation of tax return, audits, claims, litigation or administration of employee benefit plans, and otherwise to assist in effecting an orderly transition following the Distribution.

     6.05 Production of Witnesses. At all times from and after the Distribution Date, each of Pages and CA ShortC.A. Short shall use reasonable efforts to make available to the other, upon written request, its officers, directors, employees and agents as witnesses to the extent that such persons may reasonably be required in connection with legal, administrative or other proceedings in which the requesting party may from time to time be involved.

     6.06 Reimbursement. A party providing Information or Services to the other party under this Article VI shall be entitled to receive from the recipient, upon the presentation of invoices therefor, payments for such amounts, relating to supplies, disbursements and other out-of-pocket expenses, as may be reasonably incurred in providing such information or services.

     6.07 Retention of Records. For the period of five (5) years following the Distribution Date, each of Pages and CA ShortC.A. Short shall retain all information relating to the other, except as otherwise required by law or except to the extent that such information is in the public domain or in the possession of the other party; provided, however, after the expiration of such retention period, such information shall not be destroyed or otherwise disposed of at any time, unless, prior to such destruction or disposal (a) the party proposing to destroy or otherwise dispose of such information provide not less than ninety (90) days prior written notice to the other, specifying in reasonable detail the information proposed to be destroyed or disposed of and (b) if a recipient of such notice shall request in writing prior to the scheduled date for such destruction or disposal that any of the information proposed to be destroyed or disposed of be delivered to such requesting party, the party proposing the destruction or disposal shall promptly arrange for the delivery of such of the information as was requested, at the expense of the party requesting such information.

     6.08 Confidentiality. Subject to any contrary requirement of law and the right of each party to enforce its rights hereunder in any legal action, each party shall keep strictly confidential and cause its employees and agents to keep strictly confidential any information of or concerning the other party which it or any of its agents or employees may acquire pursuant to, or in the course of performing its obligations under any provisions of this Agreement; provided, however, that such obligation to maintain confidentiality shall not apply to information which (i) at the time of disclosure was in the public domain, not as a result of improper acts by the receiving party, (ii) was already independently in the possession of the receiving party at the rtime of disclosure or (iii) is received by the receiving party from a third party who did not receive such information from the disclosing party under an obligation or confidentiality.

                                ARTICLE VII

                                TAX MATTERS

     7.01 Tax Indemnification by Pages. Pages shall indemnify and hold CA ShortC.A. Short and any successor corporation thereto or Affiliate thereof harmless from and against the following Taxes arising from or attributable to the business or operations of CA ShortC.A. Short or Pages or their respective Affiliates:

           (a) any and all Taxes arising in or attributable to any taxable period ending (or deemed, pursuant to Section 7.03, to end) on or before the Distribution Date except for Taxes of CA ShortC.A. Short which are not yet due and payable as of the Distribution Date and are provided for in the financial statements of CA ShortC.A. Short; and

           (b) any several liability of such Pages and CA ShortC.A. Short under Treasury Regulations Section 1.1502 - 6 or under any comparable or similar provisions under state, local or foreign laws or regulations for periods ending on or prior to the Distribution Date.

     7.02 Tax Indemnity by CA ShortC.A. Short. CA ShortC.A. Short shall indemnify and hold Pages and any successor corporations thereto and any Affiliates (other than Pages) thereof harmless from and against the following Taxes arising from or attributable to the CA ShortC.A. Short
Business: (a) any and all Taxes arising in or attributable to any taxable period beginning (or deemed, pursuant to Section 7.03, to begin) after the Distribution Date, due or payable by CA ShortC.A. Short or by Pages; (b) Taxes arising in or attributable to any taxable period ending (or deemed pursuant to Section 7.03, to end) on or before the Distribution Date to the extent provided for in the financial statements of CA ShortC.A. Short and not yet due and payable as of the Distribution Date. CA Short shall not be obligated hereunder to indemnify Pages in the event that the Distribution does not constitute a tax-free spin-off under Section 355 of the Internal Revenue Code.

     7.03 Allocation of Certain Taxes:

           (a) CA ShortC.A. Short and Pages agree that if CA ShortC.A. Short or Pages are permitted but not required under applicable foreign, state or local tax laws to treat the Distribution Date as the last day of a taxable period, CA ShortC.A. Short and Pages shall treat such day as the last day of a taxable period. CA ShortC.A. Short and Pages agree that they will treat CA ShortC.A. Short as if such entity ceased to be part of Pages' affiliated group, within the meaning of Section 1504 of the Code, as of the close of business on the Distribution Date.

           (b) Any Taxes for a taxable period beginning before the Distribution Date and ending after the Distribution Date with respect to CA ShortC.A. Short shall be paid by Pages or CA ShortC.A. Short, and the Taxes for such period shall be apportioned for purposes of Section 7.01 and
Section 7.02 between Pages and CA ShortC.A. Short based on the portion of such period ending on the Distribution Date and the portion of such period beginning on the day following the Distribution Date, and for purposes of this Agreement, each portion of such period shall be deemed to be a taxable period (whether or not it is in fact a taxable period).

     7.04 Filing Responsibility.

           (a) Pages shall prepare and file or shall cause CA ShortC.A. Short to prepare and file the following Returns with respect to CA ShortC.A. Short:

                         (i) all Returns relating to Taxes for any taxable period ending on or before the Distribution Date other than Returns for Taxes referred to in Section 7.03(b), and

                          (ii) all other Returns required to be filed (taking into account extensions) on or before the Distribution Date.

           (b)   CA  ShortC.A.  Short shall, subject to the  provisions  of
Section 7.04(c), prepare and file all other Returns with respect to CA ShortC.A. Short required to be filed (taking into account extensions) after the Distribution Date.

           (c) With respect to any Return for taxable periods beginning before the Distribution Date and ending after the Distribution Date, CA ShortC.A. Short shall consult with Pages concerning each such Return and report all items with respect to the period ending on the Distribution Date in accordance with the instructions of Pages, unless otherwise agreed by Pages and CA ShortC.A. Short. CA ShortC.A. Short shall provide Pages with a copy of each proposed Return at least thirty (30) days prior to the filing of such Return, and Pages may provide comments to CA ShortC.A.
Short, which comments shall be delivered to CA ShortC.A. Short within fifteen (15) days after receiving such copies from CA ShortC.A. Short.



     7.05 Refunds and Carrybacks.

          (a) Pages shall be entitled to an amount equal to any refunds or credits of Taxes attributable to taxable periods (or portions thereof, determined in accordance with Section 7.03(b)) ending on or before the Distribution Date, other than any such refunds or credits provided for in the financial statements of CA ShortC.A. Short.

           (b) CA ShortC.A. Short shall be entitled to any refunds or credits of Taxes attributable to taxable periods (or portions thereof, determined in accordance with Section 7.03(b)) beginning on or after the Distribution Date or provided for in the financial statements of CA ShortC.A. Short.

           (c) CA ShortC.A. Short agrees that, with respect to any Tax, CA ShortC.A. Short shall not carry back any item of loss, deduction or credit which arises in any taxable period ending after the Distribution Date ("subsequent loss") into any taxable period ending on or before the Distribution Date. If a subsequent loss with respect to any Tax is carried back into any taxable period ending on or before the Distribution Date, Pages shall be entitled to any refund or credit of Taxes realized as a result thereof.

     7.06 Cooperation and Exchange of Information.

          (a) CA ShortC.A. Short and Pages and their respective Affiliates shall cooperate in the preparation of all Returns relating in whole or in part to taxable periods ending on or before or including the Distribution Date that are required to be filed after such date. Such cooperation shall include, but not be limited to, furnishing prior years' Returns or return preparation packages illustrating previous reporting practices or containing historical information relevant to the preparation of such Returns, and furnishing such other information within such party's possession requested by the party filing such Returns as is relevant to their preparation. In the case of any state, local or foreign joint, consolidated, combined, unitary or group relief system Returns, such cooperation shall also relate to any other taxable periods in which one party could reasonably require the assistance of the other party in obtaining any necessary information.

           (b) Pages shall have the right, at its own expense, to control any audit or examination by any Taxing Authority ("Tax Audit"), initiate any claim for refund, contest, resolve and defend against any assessment, notice of deficiency, or other adjustment or proposed adjustment relating to any and all Taxes for any taxable period ending on or before the Distribution Date with respect to CA ShortC.A. Short. CA ShortC.A. Short shall have the right, at its own expense, to control any other Tax Audit, initiate any other claim for refund, and contest, resolve and defend against any other assessment, notice of deficiency, or other adjustment or proposed adjustment relating to Taxes with respect to CA ShortC.A. Short, provided that, with respect to any state, local and foreign Taxes for any taxable period beginning before the Distribution Date and ending after the Distribution Date, CA ShortC.A. Short or Pages, as the case may be, shall keep the other party duly informed and shall consult with each other with respect to the resolution of any issue that would adversely affect the other party, and not settle any such issue, without the consent of the affected party, which consent shall not unreasonably be withheld.

                               ARTICLE VIII

                           ADDITIONAL AGREEMENTS

     8.01 Assumptions of All Assumed Liabilities. Pages agrees to obtain consents, permits and authorizations necessary to permit CA ShortC.A. Short to assume, and CA ShortC.A. Short agrees to assume from Pages, any Assumed Liability which has not been assumed by CA ShortC.A. Short by the Distribution Date.

     8.02 Collection of Accounts. After the Distribution Date, Pages agrees promptly to transfer or deliver to CA ShortC.A. Short any cash or other property received directly or indirectly after the Distribution Date by Pages in respect of any CA ShortC.A. Short accounts receivable.

     8.03 Expenses. Except as specifically provided in this Agreement, all internal costs and expenses incurred in connection with the preparation, execution, delivery and implementation of this Agreement and with the consummation of the transactions contemplated by this Agreement (collectively, the "Distribution Costs and Expenses") shall be paid by the party incurring such costs and expenses. Except as specifically provided in this Agreement, all out-of-pocket Distribution Costs and Expenses
(including transfer taxes and the fees and expenses of all counsel, accountants and financial and other advisors) shall be paid by Pages, it being agreed such Distribution Costs and expenses are properly costs and expenses of Pages. Without limiting the foregoing sentence, it is understood and agreed that Pages shall pay the legal, filing, accounting, printing and other accountable and out-of-pocket expenditures in connection with the preparation, printing and fliiling of the Form 10-SB.

     8.04  Additional Assurances.  Pages and CA ShortC.A.  Short  agree  to cooperate with respect to the implementation of this Agreement and to execute such further documents and instruments as may be necessary to confirm the transactions contemplated hereby. Pages and CA ShortC.A. Short agree that they will not take any action inconsistent with the facts and representations set forth in the "no-action letter" request filed with the Commission in connection with the Distribution or the conditions of the "no-action letter" received from the Commission in connection with the Distribution and will use their best efforts to cause the facts to remain
true  and  correct,  to  satisfy  such  conditions  and  to  maintain   the
effectiveness of such letter and, if either Pages or CA ShortC.A. Short shall take any such inconsistent action, or fail to use such best efforts, it will indemnify the other party for any expense or Liability incurred as a consequent thereof.

                                ARTICLE IX

                               MISCELLANEOUS

     9.01 Governing Law. This Agreement shall be governed by the laws of the State of Florida.





     9.02 Construction. Each provision of this Agreement shall be interpreted in a manner to be effective and valid to the fullest extent permissible under applicable law. The invalidity or unenforceability of any particular provision of this Agreement shall not affect the other provisions of this Agreement which shall remain in full force and effect.

     9.03 Arbitration. Any controversy regarding, connected with or arising from this Agreement, shall be settled by informal, speedy and binding arbitration in Pinellas County, Florida. The conduct of the arbitration shall be governed by Florida Arbitration Code.

     9.04 Counterparts. This Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement.

     9.05 Complete Agreement; Construction. This Agreement and other agreements and documents referred to herein, shall constitute the entire agreement between the parties with respect to the subject matter hereof and shall supersede all previous negotiations, commitments and writings with respect to such subject matter.

     9.06 Termination. This Agreement may be terminated and the Distribution abandoned at any time prior to the Distribution Date by and in the sole discretion of Pages without the approval of CA ShortC.A. Short. In the event of such termination, no party shall have any liability of any kind to any other party.

     9.07 Exhibits. Exhibits to this Agreement shall be deemed to be an integral part hereof, and schedules or exhibits to such Exhibits shall be deemed to be an integral part thereof.

     9.08 Amendments; Waivers. This Agreement may be amended or modified only in writing executed on behalf of Pages and CA ShortC.A. Short. No waiver shall operate to waive any further or future act and no failure to object of forbearance shall operate as a waiver.

     9.09  Notices.   Notices  hereunder shall be  effective  if  given  in
writing and delivered or mailed, postage prepaid, by registered or certified mail to:

                    Pages, Inc.
                    801 94th Street North
                    St. Petersburg, FL  33702
                    Attn:  S. Robert Davis

     or to:

                    CA Short CompanyClyde A. Short Company
                    4205 East Dixon Boulevard
                    Shelby, NC  28150
                    Attn:  Charles R. Davis


     9.10 Successors and Assigns. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns, provided that this Agreement and the rights and obligations contained herein or in any exhibit or schedule hereto shall not be assignable, in whole or in part, without the prior written consent of the other party and any attempt to effect any such assignment without such consent shall be void.

                             SIGNATURE PAGE TO

                          DISTRIBUTION AGREEMENT

                                  between

          PAGES, INC. and CA SHORT COMPANYCLYDE A. SHORT COMPANY



     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.


                                   PAGES, INC.


                                   By:
                                       -----------------------------
                                        S. Robert Davis as President


                                   CA SHORT COMPANY CLYDE A. SHORT COMPANY


                                   By:
                                      -------------------------------
                                      Charles R. Davis as President

                                    EXHIBIT 25
                                 PAGES, INC.
                    EXECUTIVE INCENTIVE COMPENSATION PLAN


      1. Purpose This PAGES, Inc. Executive Incentive Compensation Plan (the "Plan") is intended to advance the interests of PAGES, Inc., a Delaware corporation, (the "Company") and its shareholders by providing additional incentives to retain and reward selected executives upon whose judgment, initiative and effort the Company is largely dependent for the successful conduct of its business, and to provide additional motivation for such executives to promote the Company's growth and success.

     2.   Definitions.

          (a) "Award" means a grant of SARs under this Plan.

           (b) "Beneficiary" means the person or persons last designated by an Employee to receive amounts or rights under this Plan upon the death of such Employee. An Employee may designate a Beneficiary, or change any Beneficiary previously designated by him, by delivering to the Committee a signed statement by the Employee of his or her intention that the person(s) designated therein be the Beneficiary hereunder. In the absence of such a designation, the Employee's estate shall be treated as his designated Beneficiary under this Plan.

           (c) "Committee" means the Compensation Committee of the Board of Directors administering the Plan pursuant to Section 3; provided that if no such body is appointed by the Board, the entire Board shall be the Committee and administer this Plan.

           (d) "Common Stock" means the Company's shares of common stock, each share having a $0.01 par value.

           (e) "Date of Grant" means the date on which an Award is granted under the Plan.

           (f) "Director" means a member of the Board of Directors of the Company.

           (g) "Fair Market Value" of a share of Common Stock as of a particular date shall be the closing price of a share of Common Stock on the NASDAQ securities exchange for such day, or if such day is not a business day, for the next following business day.

           (h) "Employee" means a person who is eligible to participate in the Plan pursuant to Section 4 and who has been selected by the Committee to receive an Award under this Plan.

           (i) "Reorganization" means any statutory merger, statutory consolidation, sale of all or substantially all of the assets of the Company, or sale or exchange, pursuant to an agreement with the Company, of securities of the Company pursuant to which the Company is or becomes a wholly-owned subsidiary of another company after the effective date of the Reorganization.

           (j) "SAR", sometimes known as a "stock appreciation right", means, with respect to each SAR, a right to receive financial benefits under the terms of this Plan equal to the excess, if any, of --

                (A) the sum of (i) the Fair Market Value of a share of Common Stock as of the date of exercise of the SAR, plus (ii) the total dividends paid (or payable) on a share of Common Stock between the Date of Grant and the date of exercise so that the amount under this clause (ii) will be equivalent to the amount of dividends the Employee would have received (or been entitled to receive) had he been the owner of a share of Common Stock from the Date of Grant to the date of exercise, over

                (B) the difference between (i) the closing price of a share of Common Stock on the NASDAQ securities exchange for the business day immediately preceding the Date of Grant, and (ii) the Spin-Off Adjustment, if any.

          (j) "SAR Agreement" means a written agreement between the Company and an Employee setting forth terms and conditions applicable to an SAR granted to the Employee.

          (j) "Spin-Off Adjustment" means an adjustment arising if and when either of the Company's wholly owned subsidiaries, PAGES Book Fairs, Inc. or Clyde A. Short Company, Inc., is spun-off to the Company's shareholders. The "Spin-Off Adjustment" shall be the product of (i) the average closing market price for a share of the spun-off company for the trading days during the period beginning on the 61st day following the date such company was spun off and ending on the 90th day following such date, multiplied by
(ii) the fraction having as its numerator the number of shares of the spun-off company distributed to the Company's shareholders on the date of the spin-off, and having as its denominator the number of outstanding shares of Common Stock of the Company on such date.

      For example, assume that one share of Clyde A. Short Company, Inc. is distributed to shareholders of the Company for every two shares of the Company owned by the shareholders and that $0.50 is the average trading price for a share of Clyde A. Short Company, Inc. for the trading days during the period beginning on the 61st day following the date such company was spun off and ending on the 90th day following such date. In such a case, the Spin-Off Adjustment would be $0.50 multiplied by 1/2, or $0.25.
      3. Administration of Plan This Plan shall be administered by the Committee. The Committee shall keep a record of all of its proceedings and actions and shall keep all such records and other data as may be necessary for the proper administration of this Plan. Members of the
Committee may be granted SARs only by a majority of the disinterested members of the Committee. The Committee shall have full and final authority in its discretion, subject to the provisions of this Plan, to make all determinations and take all actions it deems necessary or advisable for the proper administration of the Plan. All such actions and determinations shall be conclusively binding for all purposes and upon all persons.

      4. Employees Awards may be granted under this Plan to any one or more of the following persons: (i) S. Robert Davis; (ii) Charles R. Davis; and (iii) Randall J. Asmo; (iv) William L. Clarke; and (v) Tamara L. Zeph.

      5. Terms and Conditions of SARs SARs granted under this Plan shall be evidenced by an SAR Agreement, containing such terms and in such form as the Committee may in its discretion determine, subject to the following limitations and conditions:

           (a) Payment of Benefit Within thirty (30) days of the exercise of an SAR by an Employee, the Company shall pay to the Employee the financial benefit of the exercised SAR in cash, subject to applicable withholding requirements and such other conditions set forth herein or the applicable SAR Agreement.

           (b) Period of SAR The expiration date of each SAR shall be fixed by the Committee.

           (c)   Exercise of SAR     The Committee shall, by the provisions
of individual SAR Agreements, specify the period or periods of time and the extent to which each SAR is exercisable.

           (d) Nontransferability of SARs No SAR shall be transferable or assignable by an Employee other than by will or the laws of descent and distribution, and each SAR shall be exercisable, during the Employee's lifetime, only by the Employee. No SAR shall be subject to execution, attachment, or similar process except with the express consent of the Committee.

          (e) Termination of Employment An Employee's unexercised SARs shall terminate and no longer be exercisable upon the expiration of three months after the date, if any, on which the Employee, for any reason, is neither a Director, nor an officer nor ans employee of the Company. The granting of an SAR to an eligible person does not alter in any way the Company's existing rights to terminate such person's employment at any time for any reason, nor does it confer upon such person any rights or privileges except as specifically provided for pursuant to this Plan.

           (f) Death of Employee If an Employee dies while a Director, officer or employee of the Company, his Beneficiary's ability to exercise the Employee's SARs shall expire unless exercised by the Beneficiary within three months after the date of the Employee's death.

           (g) Restrictions on Exercise of SARs The exercise of each SAR shall be subject to, and shall not be effective until, the complete satisfaction, as determined by the Committee in its discretion, of all (i) withholding obligations, and (ii) such other conditions as may be imposed in the SAR Agreement.

      6.  Adjustments

           (a) Subject to the specific provisions herein providing for a Spin-Off Adjustment in the case of certain Reorganizations, if there shall be any other change in the Common Stock, or the stock of any spun-off company, as a result of any merger, consolidation, reorganization, reclassification, recapitalization, reincorporation, stock split, stock dividend, or other like change in the capital stock of the Company, appropriate adjustments shall be made by the Committee in the number, class or kind of SARs theretofore granted under this Plan, in order to preserve (but not to increase) the benefits afforded by this Plan to each Employee.

           (b) In the event of the dissolution or liquidation of the Company, or in the event of a Reorganization in which the Company is not the surviving or acquiring company, or in which the Company is or becomes a wholly-owned subsidiary of another company after the effective date of the Reorganization, any SAR granted under this Plan shall terminate as of a date to be fixed by the Committee, provided that not less than 30 days' prior written notice of the date so fixed shall be given to each affected Employee, and each such Employee shall have the right during such period to exercise his SARs in whole or in part.

          (c) Adjustments and determinations under this Section 6 shall be made by the Committee, whose decisions as to what adjustments or determinations shall be made, and the extent thereof, shall be final, binding, and conclusive.

     7.   Miscellaneous Provisions.

           (a) The selection of any person to receive an Award under this Plan shall not give such person any right to be retained in the employ of the Company, and the right and power of the Company to discharge any such person shall not be affected by such Award. No person shall have any right or claim whatever, directly, indirectly or by implication, to receive an Award, nor any expectancy thereof, unless and until an Award in fact shall have been made to such person by the Committee as provided herein. An Award hereunder to any person at any time shall not create any right or implication that any other or further Award may or shall be made at another time. Each Award hereunder shall be separate and distinct from every other Award and shall not be construed as a part of any continuing series of Awards or compensation.

           (b) This Plan is not exclusive. The Company may have other plans, programs and arrangements for compensation or the issuance of shares. This Plan does not require that Employees hereunder be precluded from participation in such other plans, programs and arrangements.

       8. Effective Date of Plan; Term The effective date of this Plan is October 8, 1996, the date of its adoption by the Board. This Plan shall terminate no later than December 31, 1999.


     IN WITNESS WHEREOF, the Company has caused this Plan to be executed as of the 8th day of October, 1996.



PAGES, INC.

By:____________________________

Its:____________________________

                            FIRST AMENDMENT TO

                                PAGES, INC.

                   EXECUTIVE INCENTIVE COMPENSATION PLAN



       The PAGES, Inc. Executive Incentive Compensation Plan adopted effective October 8, 1996 (the "Plan"), is hereby amended as of the __ day of _________, 1996 by deleting Section 4 in its entirety and substituting in its place the following new Section 4:

      "4. Employees. Awards may be granted under this Plan to any one or more of the following persons: (i) S. Robert Davis; (ii) Charles R. Davis;
(iii)  Randall  J. Asmo; (iv) William L. Clarke; (v) Steven L.  Canan;  and
(vi) such other persons as may from time to time and at any time be selected by the Committee."

     In all other respects the Plan is ratified and confirmed.

     IN WITNESS WHEREOF, the Company has caused this Amendment to the Plan to be executed as of the __ day of ___________, 1996.



PAGES, INC.

By:____________________________

Its:____________________________

                    STOCK APPRECIATION RIGHTS AGREEMENT


      This Stock Appreciation Rights Agreement (the "Agreement") is made as of the ___ of __________, 1996, by and between PAGES, Inc., a Delaware corporation, (the "Company") and _______________________ (the "Employee").

                          Preliminary Information

      A. The Company has adopted the PAGES, Inc. Executive Incentive Compensation Plan effective beginning October 8, 1996 (the "Plan"), a copy of which is attached as Exhibit A and made a part of this Agreement.

      B. In recognition of the valuable services provided by and to be provided by the Employee, the Company has determined that its interests will be advanced by providing to the Employee an incentive, in the form of stock appreciation rights ("SARs"), to further promote the Company's growth and success.

      C. Where the context requires, capitalized terms not otherwise defined in this Agreement shall have the meaning given such terms in the attached Plan.

                                 Agreement

      In consideration of the mutual promises hereinafter set forth and for other good and valuable consideration, the parties hereby agree as follows:

     Section 1.  Award of SARs.

      The Company hereby grants to the Employee _______ SARs. The Employee shall, upon exercise of each SAR, have the right and privilege to receive a cash payment, subject to applicable withholding requirements and payable as provided in Section 2, equal to the excess, if any, of --

           (A) the sum of (i) the Fair Market Value of a share of Common Stock as of the date of exercise of the SAR, plus (ii) the total dividends paid (or payable) on a share of Common Stock between the date hereof and the date of exercise so that the amount under this clause (ii) will be equivalent to the amount of dividends the Employee would have received (or been entitled to receive) had he been the owner of a share of Common Stock from the date hereof to the date of exercise, over

           (B) the difference between (i) $____ (the closing price of a share of Common Stock on the NASDAQ securities exchange for the business day immediately preceding this day), and (ii) the Spin-Off Adjustment (as defined in Section 9(b)), if any.

      For purposes of this Agreement, the "Fair Market Value" of a share of Common Stock of the Company as of the date of exercise shall be the closing price of a share on the NASDAQ securities exchange for such day, or if such day is not a business day, the next following business day.

     The payment to which the Employee shall be entitled under this Section 1 shall sometimes hereafter be referred to as the "SAR Benefit."

     Section 2.  Payment Upon Exercise.

      The SAR Benefit shall be paid by the Company to the Employee in cash, subject to applicable withholding, within 30 days of exercise of the SAR.

     Section 3.  Time of Exercise of SARs.

      The SARs shall be exercisable at any time and from time to time on or before ____________, 1999. All SARs shall lapse and be forfeited to the extent not exercised on or before their termination in accordance with
Section 6 below.

     Section 4.  Method of Exercise of SARs.

      The Employee shall exercise all or any number of SARs by written notice to the Compensation Committee of the Company's Board of Directors in the form attached hereto as Exhibit B. If an SAR is being exercised by the Employee's Beneficiary, the Beneficiary's notice of exercise to the Committee shall be accompanied by proof satisfactory to the Committee of the right of such Beneficiary to exercise the SAR under this Agreement, the Plan and all applicable laws and regulations.

     Section 5.  Conditions on Exercise.

      Notwithstanding any provision to the contrary in this Agreement, the Company's obligation to make payment upon the exercise of an SAR is further subject to the conditions that: (i) the Employee is not, at the time of exercise, in material breach of any of his obligations under this Agreement, under his employment agreement with the Company, if any, or under any other agreement with the Company; and (ii) the Employee or Beneficiary exercising the SAR shall confirm any factual matters reasonably requested by the Company or counsel for the Company.

     Section 6.  Termination of SARs.

      The SARs granted hereunder, to the extent not previously exercised, shall terminate upon the first to occur of the following dates:

                     (1) The expiration of three months after the first date, if any, on which the Employee, for any reason, is neither a Director, nor an officer nor an employee of the Company; or
                    (2)  ____________, 1999.

     Section 7.  Not an Employment Contract.

      Nothing in this Agreement shall be deemed to confer on Employee any right to continue in the employ of the Company or interfere in any way with the right of the Company to terminate his employment at any time.

     Section 8.  SARs Nontransferable.

      The SARs shall not be assignable or transferable, or subject to any disposition, including hypothecation, by the Employee otherwise than by will and the laws of descent and distribution. Any such transfer, disposition, pledge or hypothecation shall be null and void. No SAR shall be subject to execution, attachment or similar process except with the express consent of the Company. During the lifetime of the Employee, the SARs shall be exercisable only by him/her.

     Section 9.  Adjustments.

          (a) Subject to Sections 9(b) and 9(c) below, the exercise price or measurement of financial benefit provided for in Section 1 shall be adjusted as appropriate to reflect any recapitalizations of the Company, including but not limited to, stock splits or stock dividends. Any such adjustment shall be made by the
          Compensation Committee of the Company's Board of Directors in good faith and its determinations shall be binding for all purposes.

          (b) The Company is currently the parent corporation of two wholly owned subsidiaries, PAGES Book Fairs, Inc. and Clyde A. Short Company, Inc. If and when either of such subsidiaries is spun-off to the Company's shareholders, a "Spin-Off Adjustment" shall be computed. The "Spin-Off Adjustment" shall be the product of (i) the average closing market price for a share of the spun-off company for the trading days during the period beginning on the 61st day following the date such company was spun off and ending on the 90th day following such date, multiplied by (ii) the fraction having as its numerator the number of shares of the spun-off company distributed to the Company's shareholders on the date of the spin-off, and having as its denominator the number of outstanding shares of Common Stock of the Company on such date.

          For example, assume that one share of Clyde A. Short Company, Inc. is distributed to shareholders of the Company for every two shares of the Company owned by the shareholders and that $0.50 is the average trading price for a share of Clyde A. Short Company, Inc. for the trading days during the period beginning on the 61st day following the date such company was spun off and ending on the 90th day following such date. In such a case, the Spin-Off Adjustment would be $0.50 multiplied by 1/2, or $0.25.
          (c) In the event of the dissolution or liquidation of the Company, or in the event of a Reorganization in which the Company is not the surviving or acquiring company, or in which the Company is or becomes a wholly-owned subsidiary of another company after the effective date of the Reorganization any SAR granted under this Plan shall terminate as of a date to be fixed by the Committee, provided that not less than 30 days' prior written notice of the date so fixed shall be given to each affected Employee, and each such Employee shall have the right during such period to exercise his SARs in whole or in part.

          (d) Adjustments and determinations under this Section 9 shall be made by the Committee, whose decisions as to what adjustments or determinations shall be made, and the extent thereof, shall be final, binding, and conclusive.

     Section 10.    Designation of Beneficiary.

      The Employee shall designate the person or persons to receive amount or rights under this Agreement upon his death by delivering to the Compensation Committee of the Board of Directors of the Company a signed statement, in substantially the same form as Exhibit C. The beneficiary designation may from time to time and at any time be amended in the same manner. In the absence of such a designation, the Employee's estate shall be treated as his designated Beneficiary under this Agreement.

     Section 11.  Miscellaneous.

          (a) No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in a writing signed by the Employee and such officers as may be specifically designated by the Company.

          (b) No agreement or representations, expressed or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement or the Plan.

          (c) The Employee agrees that the Company may deduct and withhold from any compensation otherwise payable to him/her the amounts required to be deducted and withheld by the Company under the provisions of any statute, law or regulations or ordinance heretofore or hereafter enacted in connection with the grant and/or exercise of the SARs.

          (d) If shares of Company Common Stock are, at the time of exercise of any SAR, traded on a securities exchange other than NASDAQ, then where the context in this Agreement requires "NASDAQ" shall be interpreted to mean such other securities exchange.

          (e) Each SAR, the manner of exercise, and the conditions placed upon its exercise shall be subject to all the terms and conditions of this Agreement and of the Plan, as interpreted and administered by the Compensation Committee of the Company's Board of Directors.

      IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and made effective as of this _____ day of _________, 1996.

EMPLOYEE:                     COMPANY:  PAGES, Inc.

______________________________          By:____________________________

                                        Its:____________________________

                                 EXHIBIT B


TO:  PAGES, Inc.
     801 94th Avenue North
     St. Petersburg, Florida 33702

                            NOTICE OF EXERCISE

      The undersigned hereby exercises ________ SARs granted to him/her pursuant to the PAGES, Inc. Executive Incentive Compensation Plan (the "Plan").

      The undersigned acknowledges that the exercise of SARs by this notice is subject to the terms and provisions set forth in the Plan and the SAR Agreement pursuant to which this exercise is made.


                                   Signed:__________________________

                                   Name:___________________________
                                            (Please Type or Print)

                                   Date:____________________________

                                 EXHIBIT C


TO:  PAGES, Inc.
     801 94th Avenue North
     St. Petersburg, Florida 33702

                          BENEFICIARY DESIGNATION


      The undersigned hereby designates the following person(s) as the Beneficiary of his rights under the SAR Agreement entered into between the Company and the undersigned on ___________, 1996:

     Primary Beneficiary: ________________________________________________

      If the foregoing person(s) are not living or in existence at the time
of   the  undersigned's  death,  the  following  person(s)  shall  be   the
Beneficiary of such rights:

     Contingent Beneficiary:_____________________________________________

                                   Signed:__________________________

                                   Name:___________________________
                                            (Please Type or Print)

                                   Date:____________________________