Form 10-K/A
period 1996-12-31
PAGES INC /OH/
filed 1997-04-04
CIK 354564

This amendment includes exhibits 10(n) and 10(o) that were inadvertantly excluded from the Company's form 10-K filed March 28, 1997, and additional information concerning the exhibits added to Item 11 Executive Compensation. The amendment also includes additional information added to Item 13 Certain Relationships and Related Transactions relative to exhibits 10(j), 10(k), and 10(l) included in the Comapny's form 10-K filed March 28, 1997.


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(Mark one)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

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

     In addition, during fiscal 1996, the Company granted to each of Dr. Sotos and Mr. Tierney, options to purchase 10,000 shares of Company Common Stock at a purchase price of $2.125 per share, which reflected the mean between the bid and asked prices of the Company's Common Stock on the Nasdaq Stock Market on the date of the grant.


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

      In the third and fourth quarters of 1996, the Company made loans in the principal amount of $306,249.44, $380,263.20, and $17,500.00 to Messrs. Robert
Davis, Charles Davis, and Randall Asmo, respectively relating to their exercise of stock options previously granted by the Company. The loans are due in September 1999. Interest at the rate of 7% per annum is payable only in the event and to the extent that the fair market value of the shares of the Company Common Stock at the close of business on September 26, 1999 exceeds the exercise price.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Pages, INC.
                                   (Registrant)

Dated: April 4, 1997                             By:/s/ Steven L. Canan
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


Dated:  April 4, 1997                            By:/s/ S. Robert Davis
       -------------------------------------     --------------------------
                                                 S. Robert Davis
                                                 Chairman of the Board, and
                                                 Director


Dated: April 4, 1997                             By: /s/ Charles R. Davis
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

  10(j) Promissory Note from S. Robert Davis for exercise of stock options

  10(k) Promissory Note from Charles R. Davis for exercise of stock options

  10(l) Promissory Note from Randall J. Asmo for exercise of stock options

  10(m)6  Promissory Note from employees for exercise of stock options

 *10(n) Non-Statutory Stock Option Agreement Dated November 1, 1996, between the Company and Dr. Juan F. Sotos

 *10(o) Non-Statutory Stock Option Agreement Dated November 1, 1996, between the Company and Robert J. Tierney

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

Exhibit 10(n)
                                PAGES, INC.
                   NON-QUALIFIED STOCK OPTION AGREEMENT


     THIS AGREEMENT made this 1st day of November, 1996, between PAGES, INC., a corporation existing under the laws of the State of Delaware (hereinafter referred to as the "Company"), and Juan F. Sotos (hereinafter referred to as "Optionee").

     The  Company  believes that the future growth and development  of  the
Company   will   be  due,  in  large  part,  to  the  energy,   skill   and
resourcefulness of its directors and that the Company believes that the grant of the following stock option will advance the interests of the Company and provide an additional incentive to such persons through the acquisition of a proprietary interest in the Company and serve as an inducement for the attraction and retention of talented and skilled directors.

     In consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto agree as follows:

                Grant of Option. The Company hereby irrevocably grants to Optionee the right and option hereinafter called "Option" to purchase all or any part of an aggregate of 10,000 shares of its Common Stock (the "Shares") on the terms and conditions herein set forth.

               Purchase Price. The purchase price of the Shares covered by the Option granted hereunder shall be Two Dollars Thirteen Cents ($2.13) per
Share, being the Fair Market Value of such Shares as determined by the Board of Directors as of the date of this Agreement, that being the mean between the bid and ask quotations of such Common Stock as reported by NASDAQ on November 1, 1996.

               Expiration. The option contained herein shall in no event be exercisable after the expiration of five (5) years after the date of this Agreement.

               Limitation upon Exercise. The option granted hereunder may be exercised in whole or from time to time in part at any time commencing on Nov 1, 1996, and extending not more than five (5) years after the date hereof.

                Recapitalizations, Etc.  In the event  of  changes  in  the outstanding common shares of the Company by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchange of Shares, separations, reorganizations, or liquidations, the appropriate adjustment in the number of Shares as to which outstanding options, or portions thereof then unexercised, shall be exercisable to the end that the Optionee's proportionate interest shall be maintained as before the occurrence of such events; such adjustment in outstanding Options shall be made without change in the total price applicable to the unexercised portion of the Option and with a corresponding adjustment in
the             option             price             per             Share.



               Termination of Director Status; Death. In the event the Optionee during his life ceases to be a director of the Company by reason for any reason other than a disability within the meaning of Section 105(d)(4) of the Internal Revenue Code, any Option or unexercised portion granted to him which is otherwise exercisable shall terminate unless it is exercised within three (3) months after the date on which he ceases to be a director, and in any event, no later than the date of expiration of the option period; provided, however, if such Optionee who has ceased to be a director of the Company and has become so disabled, any Option or unexercised portion granted to him shall terminate unless it is exercised within twelve
(12) months after the date on which he ceases to be a director, and in  any
event  no later than the date of expiration of the option period.   In  the
event of the death of the Optionee while he is a director of the Company or within not more than three (3) months after the date of which he ceases to be a director, any option or unexercised portion thereof granted to him, if otherwise exercisable by the Optionee at the date of death, may be exercised by his personal representative, heirs, or legatees at any time prior to the expiration of twelve (12) months after the date of the death of the Optionee, but in any event not later than the date of expiration of the Option by its terms.

               Method of Exercise; Payment. Options may be exercised in whole at any time, or in part from time to time with respect to whole shares only, within the period permitted for the exercise thereof, and shall be exercised by delivery of written notice of intent to exercise the Option with respect to a specified number of shares delivered to the Company at its principal office accompanied by payment in full to the Company at said office of the amount of the purchase price for the number of shares of Stock with respect to which the Option is then being exercised, which payment may be by any of the following means or any combination thereof:
(i) cash; (ii) certified or cashier's check payable to the Company; (iii) the delivery of whole shares of Company Common Stock owned by the Option holder, or (iv) by requesting that the Company withhold whole shares of Company Common Stock then issuable upon exercise of the Option (for purposes of such a transaction the value of Shares shall be deemed to be equal to the Fair Market Value of the Shares on the date of the exercise of the Option) in which case the Option with respect to the shares withheld shall be deemed to be surrendered and canceled. It shall be a condition to the obligation of the Company to issue or transfer Company Common Stock upon exercise of an Option by delivery of shares of Company Common Stock that the Optionee pay to the Company, upon its demand, such amount as may be requested by the Company for the purpose of satisfying its liability to withhold federal, state, or local income or other taxes incurred by reason of the exercise of such Option or the transfer of Company Common Stock thereupon. In the discretion of the Company withholding obligations may be satisfied by an Optionee in any of the methods which may be used to pay the purchase price as set forth above.

               Rights in Stock Before Issuance and Delivery. No person shall be entitled to the privileges of stock ownership in respect of any Shares issuable upon exercise of this Option, unless and until such Shares have
been     issued     to    such    person    as    fully    paid     Shares.



               Requirements of Law. By accepting this Option, the Optionee represents and agrees for himself or herself and his or her transferees by will or the laws of descent and distribution that, unless a registration statement under the Securities Act of 1933 is in effect as to Shares purchased upon exercise of this Option, (a) any and all Shares so purchased shall be acquired for his or her personal account and not with a view to or for a sale in connection with any distribution, and (b) each notice of the exercise of any portion of this Option shall be accompanied by a representation and warranty in writing, signed by the person entitled to exercise the same, that the Shares are being so acquired in good faith for his or her personal account and not with a view to or for a sale in connection with any distribution. No certificate or certificates for shares of stock purchased upon exercise of this Option shall be issued and delivered unless and until, in the opinion of legal counsel for the
Company, such Shares may be issued and delivered without causing the Company to be in violation of or incur any liability under any federal, state or other securities law or other requirement of law or any regulatory body having jurisdiction over the Company. Unless registered under applicable securities laws, certificates evidencing shares of stock purchased upon exercise of this Option shall bear a customary restrictive legend.

                Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto concerning the subject matter hereof, and supersedes all prior agreements, memoranda, correspondence, conversations and negotiations.

               Governing Law. This Agreement shall be governed by the laws of the State of Delaware as to all matters, including but not limited to matters of validity, construction, effect, performance, and remedies. This Agreement shall be binding upon the successors, assigns, and transferees of the undersigned.

               Notices. All notices given hereunder must be in writing and shall be deemed to have been properly given if: (i) personally delivered;
(ii) deposited for delivery by federal express or other nationally recognized overnight courier services; or (iii) sent by registered or certified mail, return receipt requested, first class postage prepaid; in each case addressed to the party entitled to receive the same at the address specified below:

          (i)  If to the Company:       Pages, Inc.
                                        801 94th Street North
                                        St. Petersburg, FL  33702
                                        ATTN:  President

          (ii) If to Optionee:                    Juan F. Sotos
                                        4400 Squirrel Bend
                                        Columbus, Ohio  43220

     Either party may alter the address to which notice is to be sent by giving notice of such change of address in conformity with the provisions set forth above providing for the giving of notice.



           IN WITNESS WHEREOF, the Company has caused this Stock Option Agreement to be duly executed by its officer thereunto duly authorized, and Optionee has hereunto set his hand upon this Agreement to be effective as of the date and year first written above.

OPTIONEE:                          COMPANY:   PAGES, INC.

                                   By:
/s/ Juan F. Sotos
------------------
4400 Squirrel Bend                 Its:
(Street Address)


Columbus, Ohio                      43220
-----------------------------------------------------------
(City)    (State)   (Zip Code)


###-##-####
------------------------
(Social Security Number)

 Exhibit 10(o)

                                PAGES, INC.
                   NON-QUALIFIED STOCK OPTION AGREEMENT


     THIS AGREEMENT made this 1st day of November, 1996, between PAGES, INC., a corporation existing under the laws of the State of Delaware (hereinafter referred to as the "Company"), and Robert J. Tierney (hereinafter referred to as "Optionee").

     The  Company  believes that the future growth and development  of  the
Company   will   be  due,  in  large  part,  to  the  energy,   skill   and
resourcefulness of its directors and that the Company believes that the grant of the following stock option will advance the interests of the Company and provide an additional incentive to such persons through the acquisition of a proprietary interest in the Company and serve as an inducement for the attraction and retention of talented and skilled directors.

     In consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto agree as follows:

                Grant of Option. The Company hereby irrevocably grants to Optionee the right and option hereinafter called "Option" to purchase all or any part of an aggregate of 10,000 shares of its Common Stock (the "Shares") on the terms and conditions herein set forth.

               Purchase Price. The purchase price of the Shares covered by the Option granted hereunder shall be Two Dollars Thirteen Cents ($2.13) per
Share, being the Fair Market Value of such Shares as determined by the Board of Directors as of the date of this Agreement, that being the mean between the bid and ask quotations of such Common Stock as reported by NASDAQ on November 1, 1996.

               Expiration. The option contained herein shall in no event be exercisable after the expiration of five (5) years after the date of this Agreement.

               Limitation upon Exercise. The option granted hereunder may be exercised in whole or from time to time in part at any time commencing on Nov 1, 1996, and extending not more than five (5) years after the date hereof.

                Recapitalizations, Etc.  In the event  of  changes  in  the outstanding common shares of the Company by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchange of Shares, separations, reorganizations, or liquidations, the appropriate adjustment in the number of Shares as to which outstanding options, or portions thereof then unexercised, shall be exercisable to the end that the Optionee's proportionate interest shall be maintained as before the occurrence of such events; such adjustment in outstanding Options shall be made without change in the total price applicable to the unexercised portion of the Option and with a corresponding adjustment in
the             option             price             per             Share.



               Termination of Director Status; Death. In the event the Optionee during his life ceases to be a director of the Company by reason for any reason other than a disability within the meaning of Section 105(d)(4) of the Internal Revenue Code, any Option or unexercised portion granted to him which is otherwise exercisable shall terminate unless it is exercised within three (3) months after the date on which he ceases to be a director, and in any event, no later than the date of expiration of the option period; provided, however, if such Optionee who has ceased to be a director of the Company and has become so disabled, any Option or unexercised portion granted to him shall terminate unless it is exercised within twelve
(12) months after the date on which he ceases to be a director, and in  any
event  no later than the date of expiration of the option period.   In  the
event of the death of the Optionee while he is a director of the Company or within not more than three (3) months after the date of which he ceases to be a director, any option or unexercised portion thereof granted to him, if otherwise exercisable by the Optionee at the date of death, may be exercised by his personal representative, heirs, or legatees at any time prior to the expiration of twelve (12) months after the date of the death of the Optionee, but in any event not later than the date of expiration of the Option by its terms.

               Method of Exercise; Payment. Options may be exercised in whole at any time, or in part from time to time with respect to whole shares only, within the period permitted for the exercise thereof, and shall be exercised by delivery of written notice of intent to exercise the Option with respect to a specified number of shares delivered to the Company at its principal office accompanied by payment in full to the Company at said office of the amount of the purchase price for the number of shares of Stock with respect to which the Option is then being exercised, which payment may be by any of the following means or any combination thereof:
(i) cash; (ii) certified or cashier's check payable to the Company; (iii) the delivery of whole shares of Company Common Stock owned by the Option holder, or (iv) by requesting that the Company withhold whole shares of Company Common Stock then issuable upon exercise of the Option (for purposes of such a transaction the value of Shares shall be deemed to be equal to the Fair Market Value of the Shares on the date of the exercise of the Option) in which case the Option with respect to the shares withheld shall be deemed to be surrendered and canceled. It shall be a condition to the obligation of the Company to issue or transfer Company Common Stock upon exercise of an Option by delivery of shares of Company Common Stock that the Optionee pay to the Company, upon its demand, such amount as may be requested by the Company for the purpose of satisfying its liability to withhold federal, state, or local income or other taxes incurred by reason of the exercise of such Option or the transfer of Company Common Stock thereupon. In the discretion of the Company withholding obligations may be satisfied by an Optionee in any of the methods which may be used to pay the purchase price as set forth above.

               Rights in Stock Before Issuance and Delivery. No person shall be entitled to the privileges of stock ownership in respect of any Shares issuable upon exercise of this Option, unless and until such Shares have
been     issued     to    such    person    as    fully    paid     Shares.



               Requirements of Law. By accepting this Option, the Optionee represents and agrees for himself or herself and his or her transferees by will or the laws of descent and distribution that, unless a registration statement under the Securities Act of 1933 is in effect as to Shares purchased upon exercise of this Option, (a) any and all Shares so purchased shall be acquired for his or her personal account and not with a view to or for a sale in connection with any distribution, and (b) each notice of the exercise of any portion of this Option shall be accompanied by a representation and warranty in writing, signed by the person entitled to exercise the same, that the Shares are being so acquired in good faith for his or her personal account and not with a view to or for a sale in connection with any distribution. No certificate or certificates for shares of stock purchased upon exercise of this Option shall be issued and delivered unless and until, in the opinion of legal counsel for the
Company, such Shares may be issued and delivered without causing the Company to be in violation of or incur any liability under any federal, state or other securities law or other requirement of law or any regulatory body having jurisdiction over the Company. Unless registered under applicable securities laws, certificates evidencing shares of stock purchased upon exercise of this Option shall bear a customary restrictive legend.

                Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto concerning the subject matter hereof, and supersedes all prior agreements, memoranda, correspondence, conversations and negotiations.

               Governing Law. This Agreement shall be governed by the laws of the State of Delaware as to all matters, including but not limited to matters of validity, construction, effect, performance, and remedies. This Agreement shall be binding upon the successors, assigns, and transferees of the undersigned.

               Notices. All notices given hereunder must be in writing and shall be deemed to have been properly given if: (i) personally delivered;
(ii) deposited for delivery by federal express or other nationally recognized overnight courier services; or (iii) sent by registered or certified mail, return receipt requested, first class postage prepaid; in each case addressed to the party entitled to receive the same at the address specified below:

          (i)  If to the Company:       Pages, Inc.
                                        801 94th Street North
                                        St. Petersburg, FL  33702
                                        ATTN:  President

          (ii) If to Optionee:                    Robert J. Tierney
                                        Ohio State University
                                        1945 North High Street
                                        Columbus, Ohio  43210

     Either party may alter the address to which notice is to be sent by giving notice of such change of address in conformity with the provisions set forth above providing for the giving of notice.



           IN WITNESS WHEREOF, the Company has caused this Stock Option Agreement to be duly executed by its officer thereunto duly authorized, and Optionee has hereunto set his hand upon this Agreement to be effective as of the date and year first written above.

OPTIONEE:                          COMPANY:

                                   PAGES, INC.

                                   By:
/s/ Robert J. Tierney
--------------------------
1945 North High Street             Its:
--------------------------
(Street Address)


Columbus, Ohio                      43210
-------------------------------------------
(City)    (State)   (Zip Code)


###-##-####
-------------------------
(Social Security Number)