Form 10-Q
period 1997-03-31
PAGES INC /OH/
filed 1997-05-08
CIK 354564

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended March 31, 1997

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

YES    X            NO
     -----               ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate  the number of shares outstanding of each of the issuer's  classes  of
common   stock,  as  of  latest  practicable  date:   6,194,009  common  shares
outstanding, each $0.01 par value, as of April 30, 1997.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                  PAGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                           Three Months         Three Months
                                               Ended                Ended
                                         March 31, 1997       March 31, 1996
                                        ----------------     ----------------

Revenues                                  $  7,144,194         $  9,457,068
                                          ------------         ------------

Costs and Expenses:
  Cost of goods sold                         4,136,552            5,699,713
  Selling, general and administrative        2,786,870            4,225,485
  Interest, net                                189,330              361,992
  Depreciation and amortization                271,068              233,720
  Gain on sale of distribution channel               -           (3,255,337)
                                          ------------         ------------
                                             7,383,820            7,265,573
                                          ------------         ------------

Income(loss) from continuing operations
  before income taxes                         (239,626)           2,191,495

Provision for income taxes                           -                    -
                                          ------------         ------------

Income(loss) from continuing operations       (239,626)           2,191,495

Discontinued operations:
  Income from operations                             -              380,768
  Cumulative effect of change in
    accounting principle                             -              994,664
                                          ------------         ------------
 NET INCOME(LOSS)                          $  (239,626)        $  3,566,927
                                          ============         ============

Income(loss) per common share:
  Income(loss) from continuing operations $      (0.04)        $        .38
  Discontinued operations before
    cumulative effect of change in
    accounting principle                             -                  .07
  Cumulative effect of change in
    accounting principle                             -                  .17
                                          ------------         ------------
Income(loss) per common share             $      (0.04)        $       0.62
                                          ============         ============
Weighted average common and common
  equivalent shares                          6,199,000            5,721,000
                                          ============         ============

                            See accompanying notes

                                  PAGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                         March 31, 1997       December 31, 1996
                                          ------------         ------------
ASSETS

Current Assets:
  Cash                                    $    204,188        $     317,911
  Accounts receivable, net of allowance
    for doubtful accounts of $285,000
    and $316,000, respectively               3,592,658            6,896,366
  Inventory                                 12,849,811           19,358,374
  Prepaid expenses                             905,400            1,541,964
  Note receivable from CA Short Company        100,000                    -
                                          ------------         ------------
    Total current assets                    17,652,057           28,114,615
                                          ------------         ------------

Property and equipment:
  Buildings                                  1,070,201            4,264,259
  Equipment                                  2,220,891            4,045,248
                                          ------------         ------------
                                             3,291,092            8,309,507
    Less accumulated depreciation           (1,232,157)          (2,448,860)
                                          ------------         ------------
                                             2,058,935            5,860,647
  Land                                         420,000              631,468
                                          ------------         ------------

    Total property and equipment, net        2,478,935            6,492,115
                                          ------------         ------------

Other assets:
  Note receivable from CA Short Company      4,900,000                    -
  Cost in excess of net assets acquired,
    net of accumulated amortization of
    $687,000 and $645,000, respectively      4,567,366            5,828,757
  Other                                        261,123              884,752
                                          ------------         ------------

                                             9,728,489            6,713,509
                                          ------------         ------------

                TOTAL ASSETS               $29,859,481          $41,320,239
                                          ============         ============


                            See accompanying notes

                                  PAGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                        March 31, 1997      December 31, 1996
                                          ------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                        $  4,418,118         $  3,388,341
  Short-term debt obligations               10,144,349           13,120,561
  Accrued liabilities                          885,430            2,060,637
  Accrued tax liabilities                    2,182,500            2,283,836
  Deferred revenue                           1,009,479            3,068,320
  Current portion of long-term debt
    obligations                                144,901              158,160
  Current portion of capital lease
    obligations                                 81,445              100,123
                                          ------------         ------------

    Total current liabilities               18,866,222           24,179,978
                                          ------------         ------------

Long-term debt and capital lease
  obligations                                1,296,623            1,328,986
Deferred revenue                                     -            2,935,626
                                          ------------         ------------

  Total liabilities                         20,162,845           28,444,590

Commitments and contingencies

Stockholders' Equity:
  Preferred stock: $.01 par value;
    authorized 300,000 shares; none issued
    and outstanding
  Common stock: $.01 par value; authorized
    20,000,000 shares; issued 6,492,722 and
    6,497,268 shares, respectively              64,927               64,973
  Capital in excess of par value            21,266,059           23,951,788
  Notes receivable from stock sales           (903,123)            (903,123)
  Accumulated deficit                      (10,490,104)          (9,996,866)
                                          ------------         ------------
                                             9,937,759           13,116,772
  Less 298,713 shares of common stock in
    treasury, at cost                         (241,123)            (241,123)
                                          ------------         ------------

  Total stockholders' equity                 9,696,636           12,875,649
                                          ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $29,859,481          $41,320,239
                                          ============         ============

                            See accompanying notes

                                  PAGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                          Three Months         Three Months
                                             Ended                Ended
                                         March 31, 1997       March 31, 1996
                                          ------------         ------------

Cash Flow Used In Operations:
  Income(loss) from continuing operations $   (239,626)        $  2,191,495

Reconciliation to net cash flow used
  in continuing operations:
  Depreciation and amortization                271,068              233,720
  Gain on sale of distribution channel               -           (3,255,337)

 Changes in working capital items of
  continuing operations:
  Accounts receivable                       (1,340,319)          (1,033,008)
  Inventory                                   (654,590)           2,147,549
  Prepaid expenses and other assets           (145,826)            (341,654)
  Accounts payable and accrued liabilities   1,667,409           (2,279,902)
  Deferred revenue                            (106,524)            (313,677)
                                          ------------         ------------
    Net cash used in continuing operations    (548,408)          (2,650,814)
                                          ------------         ------------
    Net cash from (used in) discontinued
      operations                              (152,787)              15,512
                                          ------------         ------------
    Net cash used in operations               (701,195)          (2,635,302)
                                          ------------         ------------

Cash Flow From (Used In) Investing Activities:
  Proceeds from sale of property
    and equipment                                    -                8,031
  Payments for purchases of property
    and equipment                              (41,764)             (32,675)
  Proceeds from disposition of
    distribution channel                             -           11,287,500
                                          ------------         ------------
  Net cash flow from (used in)
    investing activities                       (41,764)          11,262,856
                                          ------------         ------------

Cash Flow From (Used In) Financing Activities:
  Proceeds from issuance of stock                    -              123,749
  Proceeds from debt obligations             5,574,406           10,833,222
  Payments on debt and lease obligations    (4,945,170)         (19,927,032)
                                          ------------         ------------
    Net cash flow from (used in)
      financing activities                     629,236           (8,970,061)
                                          ------------         ------------

  Effect of changes in exchange rates
     on cash                                         -              (13,699)
                                          ------------         ------------

  Decrease in cash                            (113,723)            (356,206)

  Cash, beginning of period                    317,911              532,855
                                          ------------         ------------
  Cash, end of period                     $    204,188        $     176,649
                                          ============         ============

                            See accompanying notes

                                  PAGES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

      The accompanying consolidated financial statements have not been audited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments are of a normal and recurring nature.

      The children's literature business is highly seasonal and correlated closely to the school year. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications were made to the prior year financial statements to conform to current period presentations. The interim consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual financial statements and notes thereto. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1996.

Note 2.  Discontinued Operations

     Effective on the close of business on December 31, 1996, the Company completed a tax-free spin-off of the common stock of the Company's wholly-owned subsidiary, CA Short Company ("CAS") through a distribution to the stockholders of Pages, Inc. of one and one-half shares of CAS common stock for every ten shares of Pages common stock outstanding on the record date. Effective January 1, 1997, CAS issued a subordinated debenture to Pages in the principal amount of $5.0 million bearing interest at 7% per annum payable quarterly, with principal payments of $100,000 each due at the end of the first four years, and a final payment of $4.6 million due at the end of the fifth year. The Company had an investment and advances due from CAS prior to the spin-off that totaled approximately $7.7 million. Capital in excess of par value of the Company was reduced by approximately $2.7 million effective January 1, 1997, to record the spin-off transaction.

     The spin-off of this discontinued operation represents the entire incentive/awards segment of the Company's business. The statement of operations for the three months ended March 31, 1996 has been restated to reflect the results of CAS as a discontinued operation. Revenues for CAS were $5.8 million for the three months ended March 31, 1996. Net income was $1.3 million. Included in the net income is a $1.0 million cumulative effect of an accounting change adopted by CAS as of January 1, 1996. CAS changed its method of accounting for the recognition of revenues relating to advance deposits.

     The components of net assets of the CAS discontinued operations included in the balance sheet at December 31, 1996, follow:


Cash                                            $     130,972
Accounts receivable, net                            4,644,027
Inventory                                           7,163,153
Prepaid expenses                                      803,321
Property and equipment, net                         3,931,800
Costs in excess of net asset acquired, net          1,133,023
Other assets                                          622,257
Accounts payable                                   (1,572,022)
Accrued liabilities                                  (342,156)
Short-term debt obligations                        (3,669,746)
Deferred revenue                                   (4,887,943)



Note 3. Disposition of United Kingdom and Discontinuance of Canadian Distribution Channels

      The Company sold its United Kingdom subsidiary in March, 1996. Revenues in US dollars for the United Kingdom subsidiary for the three months ended March 31, 1996, approximated $1.4 million, with loss before income taxes of approximately $117,000.

     The Company discontinued its Canadian distribution channel in March, 1996. Revenues in U.S. dollars for the Canadian distribution channel for the three months ended March 31, 1996, approximated $335,000, with loss before income taxes of approximately $175,000.

Note 4.  Supplemental Cash Flow Information

      Cash payments during the three months ended March 31, 1997 and 1996 included interest of $192,000 and $431,000, respectively, and income taxes of $150,000 and $0, respectively.

      During the three months ended March 31, 1997, the Company acquired a $5,000,000 note receivable from CA Short Company in connection with the spin-off of this wholly-owned subsidiary effective on the close of business on December 31, 1996.

Note 5.  Stock Appreciation Rights

     Included in the results of operations for the three months ended March 31, 1997, is a reduction in administrative compensation expense of $431,287 associated with the Company's Stock Appreciation Rights issued under the executive incentive compensation plan in October, 1996.

Note 6.  Income Taxes

      There was no income tax provision for the three months ended March 31, 1997, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

First Quarter 1997 Compared with First Quarter 1996

      Revenues for the three months ended March 31, 1997, approximated $7.1 million compared to approximately $9.5 million for the three months ended March 31, 1996, a decrease of 25% or approximately $2.4 million. The decrease in revenues is principally attributable to the following: the sale of the United Kingdom operations in March 1996 (15% or $1.4 million); the discontinuance of the Canadian distribution channel in early March 1996 (3% or $300,000); and an approximate 23% reduction in the number of domestic book fair events held in the current quarter compared to the same period in 1996, partially offset by a 12% increase in average revenue per fair (5% or $500,000).

      Cost of goods sold was approximately $4.1 million for the three months ended March 31, 1997, compared to approximately $5.7 million for the three months ended March 31, 1996, a decrease of 28% or approximately $1.6 million. The decrease in cost of goods sold is due to the reduction in revenues discussed above. As a percentage of revenues, cost of goods sold decreased by 2.4% to 57.9% during the first quarter of 1997 compared to 60.3% for the same period in 1996. The decrease is due to changes in product mix sold, the sale of the United Kingdom operations and the discontinuance of the Canadian distribution channel in March 1996, and improvements in the cost of book fair products.

      Selling, general, and administrative expense was approximately $2.8 million for the three months ended March 31, 1997, compared to approximately $4.2 million for the three months ended March 31, 1996, a decrease of 33% or approximately $1.4 million. The decrease in selling, general and administrative expense is attributable to the sale of the United Kingdom operations and the discontinuance of the Canadian distribution channel in March 1996, and the reduction in expenses of approximately $431,000 in March 1997, to record the current value of Stock Appreciation Rights issued in 1996.

      Interest expense was approximately $189,000 for the three months ended March 31, 1997, compared to $362,000 for the three months ended March 31, 1996, a decrease of 48% or $173,000. The average outstanding debt for the three months ended March 31, 1997 approximated $11.7 million compared to $16.5 million for the three months ended March 31, 1996. Additionally, the average interest rate for the three months ended March 31, 1997 approximated 9.25%
compared to approximately 8.85% for the three months ended March 31, 1996. Netted in interest expense for the three months ended March 31, 1997 is approximately $90,000 of interest income earned on the $5.0 million note receivable from the former subsidiary, CA Short Company.

      Depreciation and amortization expense was approximately $271,000 for the three months ended March 31, 1997, compared to $234,000 for the three months ended March 31, 1996, an increase of 16% or approximately $37,000.

      There was no income tax provision for the three months ended March 31, 1997, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

      The first quarter ended March 31, 1997 resulted in an operating loss of $240,000 compared to operating income of $2.2 million in the first quarter ended March 31, 1996. The operating results for the quarter ended March 31, 1996 included a $3.3 million gain recorded on the sale of the United Kingdom distribution channel. Without the gain, operating results improved in the first quarter ended March 31, 1997 over the same quarter for 1996.

      The first quarter ended March 31, 1997 resulted in a net loss of $240,000 versus net income of $3.6 million in the first quarter ended March 31, 1996. Included in net income for the first quarter ended March 31, 1996 was $1.3 million of income from the discontinued operations of the Company's subsidiary, CA Short Company (which was spun-off to shareholders at December 31, 1996). Without the income from discontinued operations and the gain mentioned above, net results improved in the first quarter ended March 31, 1997 over the same quarter for 1996. Primary and fully diluted earnings per share decreased from $.62 in the comparable quarter last year to a net loss per share of $.04.

Liquidity and Capital Resources

      The Company had a net decrease in cash for the three months ended March 31, 1997 of $114,000, compared to a net decrease for the comparable period in the prior year of $356,000. Cash provided by financing activities funded the net cash used in operating and investing activities during the three months ended March 31, 1997.

      For the three months ended March 31, 1997 continuing operations used $548,000 in cash as compared to $2.6 million during the first quarter of 1996. Included in operating cash outlays in the first quarter of 1997 was $375,000 and $150,000, relating to the settlements of the previously disclosed litigation with Gruner + Jahr and the Internal Revenue Service, respectively. The decrease in cash used in operations for the first quarter of 1997 resulted primarily from improved income from operations (approximately $400,000) and an increase in the days outstanding of trade accounts payable. Due to the seasonality of the Company's book fairs, cash flow from the Spring season fairs does not become significant until mid-March. This has required the Company to extend payments to some of its vendors beyond normal terms. The Company anticipates vendor payments will be back to normal terms by June 1997.

      For the three months ended March 31, 1997 net cash provided by financing activities was $629,000. This compares to net cash used in financing activities of $9.0 million for the three months ended March 31, 1996. Financing activities consisted primarily of borrowings and paydowns on the revolving line of credit in 1997. In the comparable period in 1996, proceeds from the sale of the United Kingdom distribution channel were used to repay debt obligations. The Company's primary source of liquidity has been amounts available under its existing credit facility. The Company has an $11.5 million revolving credit facility ($1,355,651 unused at March 31, 1997) bearing interest at the lender's prime rate plus 1%, due June 30, 1997.

      Cash used in investing activities was $42,000 for the three months ended March 31, 1997, representing payments for capital expenditures. The three months ended March 31, 1996 had cash from investing activities of $11.3 million, primarily representing the proceeds from the sale of the United Kingdom distribution channel.

      The Company anticipates that operating cash flows during the next twelve months, coupled with the revolving credit facility, will cover operating expenditures and meet the current maturities on long-term obligations. The Company does not anticipate any material expenditures for property and equipment during the next twelve months.

      During the second half of 1997 and early 1998, the Company plans to expand several of its product lines and to introduce a new book fair concept. The Company anticipates an increase in revenues from the plans and to do so will require an increased inventory investment. The Company anticipates raising additional capital during the second and third quarters of 1997 to
fund this growth.    The  exact form of this has not been decided; however,
the Company anticipates that it will conduct a public rights offering to its shareholders of units consisting of subordinated debentures and warrants, with a continued public offering of any units not purchased pursuant to the rights offering. If additional funds are not raised, the Company will delay the product line expansion and new book fair introduction and will control its growth and expenses at a level funded by internal cash flows and the revolving credit facility. The Company's credit facility is due and payable in full on June 30, 1997. Although the lender has not issued a commitment to do so, the Company believes that its relationship with its lender is favorable and that the credit facility will be renewed when due.

Seasonality

      The children's literature business is highly seasonal and correlated closely to the school year. As a result, most of the income is generated between the months of September and May. Due to the seasonality, the Company experiences negative cash flow during the summer months. Further, in order to build its inventory for its Fall sales, the Company's borrowings increase over the summer and generally peak during late Fall. Inventory and receivables reach peak levels during the months of October through December.

Special Note Regarding Forward-Looking Statements

      Certain statements contained in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations"
regarding matters that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Those statements include remarks regarding the intent, belief, or current expectations of the Company, its directors, or its officers with respect to, among other things: (i) future operating cash flows; (ii) ability of the Company to absorb additional volume;
(iii) the Company's financing plans; and (iv) the Company's growth strategy, including the introduction of new book fair concepts. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The accompanying information contained in this Form 10-Q, including without limitation the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences.




                          PART II - OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS
-------
          (a) On December 27, 1996, the Company filed an action in U.S. District Court for the Northern District of Ohio against Arthur Andersen & Co. LLP seeking in excess of $16,000,000 in damages. The complaint is a result of the final outcome of the Internal Revenue Service assessment settled in October, 1996, and representations made by Arthur Andersen & Co. during Pages, Inc's purchase of School Book Fairs, Inc. at May 19, 1992.

          (b) In March 1997, the Company reached a settlement with Gruner + Jahr Printing and Publishing Company (G+J) on the previously disclosed litigation. As a result of the settlement, the Company made a payment to G+J of $300,000 in March 1997. No other legal proceedings were terminated during the three months ended March 31, 1997, other than routine litigation incidental to the Company's business.

ITEM 2:   CHANGES IN SECURITIES
-------   None.

ITEM 3:   DEFAULT UPON SENIOR SECURITIES
-------   None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   None.

NOTE 5:   OTHER INFORMATION
-------   None.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
-------
          (a) Exhibits:
              Exhibit
              Number         Description of Document
              -------   --------------------------------------------
              3(a)1     Certificate of Incorporation dated October 5, 1994
              3(b)1     By-laws of the Company
              11        Computation of Per Share Earnings


          (b) Reports on 8-K:
              A report on Form 8-K dated and filed January 7, 1997, under
              Item 5 disclosing the finalization of the spin-off of CA Short Company.

              A report on Form 8-K dated and filed February 6, 1997, under
              Item 5 announcing the appointment of Steven L. Canan to Chief Financial Officer and Treasurer.

Footnotes:

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File Number 0-10475, filed in Washington, D.C.

                                   SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Pages, Inc.
                                 --------------------------------
                                 (Registrant)




Dated:  May 8, 1997             By: /s/ Steven L. Canan
       ----------------------      -------------------------------
                                   Steven L. Canan
                                   Vice President, Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial Officer and
                                    Principal Accounting Officer)

                                  EXHIBIT 11
                         PAGES, INC. AND SUBSIDIARIES
                       COMPUTATION OF PER SHARE EARNINGS

                                      Three Months Ended   Three Months Ended
                                        March 31, 1997       March 31, 1996
                                          ------------         ------------

Primary
Weighted average number of
  common shares outstanding                  6,199,000            5,180,000

Adjustment for stock options
  which have a dilutive effect
  based upon the average market
  price for common stock:
  Add dilutive stock options                        --            1,424,000
  Deduct shares that could be
    repurchased from the proceeds
    of dilutive options                             --             (883,000)
                                          ------------         ------------
Weighed average common and
   common equivalent shares                  6,199,000            5,721,000
                                          ============         ============


Income(loss) from continuing operations   $   (239,626)         $ 2,191,495
Discontinued operations before cumulative
  effect of change in accounting principle          --              380,768
Cumulative effect of change in accounting
  principle                                         -               994,664
                                          ------------         ------------
Net income(loss)                              (239,626)           3,566,927
Earnings adjustment (20% rule)                       -                    -
                                          ------------         ------------
Net income(loss) for computation purposes $   (239,626)         $ 3,566,927
                                          ============         ============
Income(loss) per common share:
Income(loss) from continuing operations   $      (0.04)         $       .38
Discontinued operations before cumulative
  effect of change in accounting principle           -                  .07
Cumulative effect of change in accounting
  principle                                          -                  .17
                                          ------------         ------------
Earnings(loss) per common and common
    equivalent share                      $      (0.04)         $       .62
                                          ============         ============

                                       Three Months Ended   Three Months Ended
                                         March 31, 1997       March 31, 1996
                                          ------------         ------------

Fully diluted
Weighted average number of
  common shares outstanding                  6,199,000            5,180,000

Adjustment for stock options
  which have a dilutive effect
  based upon the market price for
  common stock at end of period:
  Add dilutive stock options                    81,000            1,424,000
  Deduct shares that could be
    repurchased from the proceeds
    of dilutive options                        (66,000)            (883,000)
                                          ------------         ------------
Fully diluted shares                         6,214,000            5,721,000
                                          ============         ============

Income(loss) from continuing operations   $   (239,626)        $  2,191,495
Discontinued operations before cumulative
  effect of change in accounting principle           -              380,768
Cumulative effect of change in accounting
  principle                                          -              994,664
                                          ------------         ------------
Net income(loss)                              (239,626)           3,566,927
Earnings adjustment (20% rule)                       -                    -
                                          ------------         ------------
Net income(loss) for computation purposes $   (239,626)        $  3,566,927
                                          ============         ============
Income(loss) per common share:
Income(loss) from continuing operations   $      (0.04)        $        .38
Discontinued operations before cumulative
  effect of change in accounting principle           -                  .07
Cumulative effect of change in accounting
  principle                                          -                  .17
                                          ------------         ------------
Earnings(loss) per common and common
    equivalent share assuming full dilution $    (0.04)       $         .62
                                          ============        =============