Form 10-Q
period 1997-06-30
PAGES INC /OH/
filed 1997-08-15
CIK 354564

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended June 30, 1997

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

YES    X            NO   ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate  the number of shares outstanding of each of the issuer's  classes  of
common   stock,  as  of  latest  practicable  date:   6,434,009  common  shares
outstanding, each $0.01 par value, as of August 8, 1997.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                  PAGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                         Three Months        Three Months        Six Months        Six Months
                                         Ended               Ended               Ended             Ended
                                         June 30, 1997       June 30, 1996       June 30, 1997     June 30, 1996
                                         ------------        ------------        -----------       -----------
Revenues                                 $  6,943,688        $  6,646,418        $14,087,882       $16,103,486
                                         ------------        ------------        -----------       -----------
Costs and Expenses:
  Cost of goods sold                        4,173,853           3,974,567          8,310,405         9,674,280
  Selling, general and administrative       3,263,128           3,102,919          6,049,998         7,328,404
  Interest, net                               188,999             158,525            378,329           520,517
  Depreciation and amortization               162,985             152,087            434,053           385,807
  Gain on sale of distribution channel             --                  --                 --        (3,255,337)
                                         ------------        ------------        -----------       -----------
                                            7,788,965           7,388,098         15,172,785        14,653,671
                                         ------------        ------------        -----------       -----------
Income(loss) from continuing operations
  before income taxes                        (845,277)           (741,680)        (1,084,903)        1,449,815
Provision for income taxes                         --                  --                 --                --
                                         ------------        ------------        -----------       -----------
Income(loss) from continuing operations      (845,277)           (741,680)        (1,084,903)        1,449,815

Discontinued operations:
  Income from operations                           --            (302,240)                --            78,528
  Cumulative effect of change in
    accounting principle                           --                  --                 --           994,664
                                         ------------        ------------        -----------       -----------
 NET INCOME(LOSS)                        $   (845,277)       $ (1,043,920)       $(1,084,903)      $ 2,523,007

Income(loss) per common share:
  Income(loss) from continuing
    operations                          $       (0.14)       $       (0.14)      $     (0.18)      $      0.25
  Discontinued operations before
    cumulative effect of change in
    accounting principle                           --                (0.05)               --              0.01
  Cumulative effect of change in
    accounting principle                           --                   --                --              0.17
                                         ------------         ------------        -----------       -----------
Income(loss) per common share         $         (0.14)        $      (0.19)      $     (0.18)     $       0.43
                                        =============        =============       ============      ============
Weighted average common and common
  equivalent shares                         6,194,000            5,436,000         6,196,000         5,786,000
                                        =============        =============       ============      ============

                            See accompanying notes

                                  PAGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                June 30,          December 31,
                                                   1997                  1996
                                          -------------           -----------
ASSETS

Current Assets:
  Cash                                    $     190,117         $     317,911
  Accounts receivable, net of
    allowance for doubtful
    accounts of $189,000 and
    $316,000, respectively                    1,647,000             6,896,366
  Inventory                                  11,358,684            19,358,374
  Prepaid expenses                            1,104,659             1,541,964
  Note receivable from CA Short Company         100,000                    --
                                          -------------           -----------
            Total current assets             14,400,460            28,114,615
                                          -------------           -----------

Property and equipment:
  Buildings                                   1,070,201             4,264,259
  Equipment                                   2,265,361             4,045,248
                                          -------------           -----------
                                              3,335,562             8,309,507
         Less accumulated depreciation       (1,333,377)           (2,448,860)
                                          -------------           -----------
                                              2,002,185             5,860,647
  Land                                          420,000               631,468
                                          -------------           -----------
         Total property and equipment, net    2,422,185             6,492,115

Other assets:
  Note receivable from CA Short Company       4,900,000                    --
  Cost in excess of net assets acquired,
    net of accumulated amortization of
    $1,015,000 and $645,000, respectively     4,525,406             5,828,757
  Other                                         238,452               884,752
                                          -------------           -----------
                                              9,663,858             6,713,509
                                          -------------           -----------
                TOTAL ASSETS                $26,486,503           $41,320,239
                                          =============           ===========

                            See accompanying notes

                                  PAGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                               June 30,           December 31,
                                                  1997                   1996
                                          -------------           -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                         $  2,143,226          $  3,388,341
  Short-term debt obligations                10,446,603            13,120,561
  Accrued liabilities                         1,045,779             2,060,637
  Accrued tax liabilities                     1,765,467             2,283,836
  Deferred revenue                              805,633             3,068,320
  Current portion of long-term
    debt obligations                            133,451               158,160
  Current portion of capital
    lease obligations                            62,361               100,123
                                          -------------           -----------
    Total current liabilities                16,402,520            24,179,978
                                          -------------           -----------

Long-term debt and capital lease
  obligations                                 1,232,624             1,328,986
Deferred revenue                                     --             2,935,626
                                          -------------           -----------
  Total liabilities                          17,635,144            28,444,590

Commitments and contingencies

Stockholders' Equity:
  Preferred stock: $.01 par value; authorized
   300,000 shares; none issued and outstanding
  Common stock: $.01 par value; authorized
    20,000,000 shares; issued 6,492,722 and
    6,497,268 shares, respectively               64,927                64,973
  Capital in excess of par value             21,266,059            23,951,788
  Notes receivable from stock sales            (903,123)             (903,123)
  Accumulated deficit                       (11,335,381)           (9,996,866)
                                          -------------           -----------
                                              9,092,482            13,116,772
  Less 298,713 shares of common stock in
    treasury, at cost                          (241,123)             (241,123)
                                          -------------           -----------
  Total stockholders' equity                  8,851,359            12,875,649
                                          -------------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $26,486,503           $41,320,239
                                          =============           ===========

                            See accompanying notes

                                  PAGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                             Six Months           Six Months
                                             Ended                Ended
                                             June 30,             June 30,
                                             1997                 1996
                                          -------------           -----------

Cash Flow Used In Operations:
  Income(loss) from continuing operations   $(1,084,903)          $ 1,449,815

Reconciliation to net cash flow used in
  continuing operations:
    Depreciation and amortization               434,053               385,807
    Gain on sale of distribution channel             --            (3,255,337)

Changes in working capital items of
    continuing operations:
  Accounts receivable                           605,339             1,552,101
  Inventory                                     836,537             3,974,212
  Prepaid expenses and other assets            (302,611)             (335,215)
  Accounts payable and accrued liabilities     (899,253)           (4,693,722)
  Deferred revenue                             (310,370)             (400,114)
                                          -------------           -----------
    Net cash used in continuing operations     (721,208)           (1,322,453)
                                          -------------           -----------
    Net cash from (used in) discontinued
      operations                               (152,787)              178,730
                                          -------------           -----------
    Net cash used in operations                (873,995)           (1,143,723)
                                          -------------           -----------

Cash Flow From (Used In) Investing Activities:
  Proceeds from sale of property and equipment       --                 8,031
  Payments for purchases of property and
    equipment                                   (90,754)             (119,212)
  Proceeds from disposition of distribution
    channel                                          --            11,287,500
                                          -------------           -----------
    Net cash flow from (used in)
      investing activities                      (90,754)           11,176,319
                                          -------------           -----------

Cash Flow From (Used In) Financing Activities:
  Proceeds from issuance of stock                    --               279,772
  Proceeds from debt obligations             12,748,906            17,439,222
  Payments on debt and lease obligations    (11,911,951)          (28,057,223)
                                          -------------           -----------
    Net cash flow from (used in) financing
      activities                                836,955           (10,338,229)
                                          -------------           -----------

  Effect of changes in exchange rates
    on cash                                          --               (14,543)
                                          -------------           -----------

  Decrease in cash                             (127,794)             (320,176)

  Cash, beginning of period                     317,911               532,855
                                          -------------           -----------
  Cash, end of period                      $    190,117        $      212,679
                                          =============        ==============

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

Note 2.  Discontinued Operations

     Effective on the close of business on December 31, 1996, the Company completed a tax-free spin-off of the common stock of the Company's wholly-owned subsidiary, CA Short Company ("CAS") through a distribution to the stockholders of Pages, Inc. of one and one-half shares of CAS common stock for every ten shares of Pages, Inc. common stock outstanding on the record date. Effective January 1, 1997, CAS issued a subordinated debenture to Pages, Inc. in the principal amount of $5.0 million bearing interest at 7% per annum payable quarterly, with principal payments of $100,000 each due at the end of the first four years, and a final payment of $4.6 million due at the end of the fifth year. The Company had an investment and advances due from CAS prior to the
spin-off that totaled approximately $7.7 million.   Capital in excess of par
value of the Company was reduced by approximately $2.7 million effective January 1, 1997, to record the spin-off transaction.

     The spin-off of this discontinued operation represents the entire incentive/awards segment of the Company's business. The statements of operations for the three and six months ended June 30, 1996, have been restated
to reflect the results of CAS as a discontinued operation.   Revenues for CAS
were $4.1 and $9.9 million for the three and six months ended June 30, 1996, respectively. Net income (loss) was $(300,000) and $1.0 million, respectively. Included in the year to date net income is a $1.0 million cumulative effect of an accounting change adopted by CAS as of January 1, 1996. CAS changed its method of accounting for the recognition of revenues relating to advance deposits.

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

Note 3. Disposition of United Kingdom and Discontinuance of Canadian Distribution Channels

     The Company sold its United Kingdom subsidiary in March 1996. Revenues in U.S. dollars for the United Kingdom subsidiary for the six months ended June 30, 1996, approximated $1.4 million, with loss before income taxes of approximately $117,000.

     The Company discontinued its Canadian distribution channel in March, 1996. Revenues in U.S. dollars for the Canadian distribution channel for the six months ended June 30, 1996, approximated $363,000, with loss before income taxes of approximately $132,000.

Note 4.  Supplemental Cash Flow Information

     Cash payments during the six months ended June 30, 1997 and 1996, included interest of $477,000 and $551,000, respectively, and income taxes of $560,000 and $0, respectively.

     During the three months ended March 31, 1997, the Company acquired a $5,000,000 note receivable from CA Short Company in connection with the spin-off of this wholly-owned subsidiary effective on the close of business on December 31, 1996. Interest at 7% has been paid quarterly to the Company.

Note 5.  Stock Appreciation Rights

     Included in the results of operations for the six months ended June 30, 1997, is a reduction in administrative compensation expense of $431,287 associated with the Company's Stock Appreciation Rights issued under the executive incentive compensation plan in October, 1996. Effective April 1, 1997, the Stock Appreciation Rights program dated November 1, 1996, was canceled.

Note 6.  Income Taxes

     There was no income tax provision for the three and six months ended June 30, 1997, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

      Certain statements contained in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations"
regarding matters that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Those statements include remarks regarding the intent, belief, or current expectations of the Company, its directors, or its officers with respect to, among other things: (i) the Company's ability to raise additional capital; (ii) future operating cash flows; (iii) ability of the Company to absorb additional volume; and (iv) the Company's growth strategy, including the introduction of new book fair concepts. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected, anticipated or expected in the forward-looking statements as a result of various factors, many of which, such as the Company's ability to raise additional capital, are beyond the control of the Company. The accompanying information contained in this Form 10-Q, including without limitation the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences.

Second Quarter 1997 Compared with Second Quarter 1996

     Revenues for the three months ended June 30, 1997, approximated $6.9 million compared to approximately $6.6 million for the three months ended June 30, 1996, an increase of 4% or approximately $300,000. The increase in revenues is principally attributable to the following: a 5% increase in average revenue per fair on approximately the same number of domestic book fair events held in the current quarter compared to the same period in 1996 (5% or $300,000); and a 20% increase in sales in the Pages Library Services division (3% or $185,000), offset by a decrease of 3% or $185,000 in sales of discontinued product lines from second quarter 1996.

     Cost of goods sold was approximately $4.2 million for the three months ended June 30, 1997, compared to approximately $4.0 million for the three months ended June 30, 1996, an increase of 5% or approximately $200,000. The increase in costs of goods sold is due to the increase in revenues discussed above. As a percentage of revenues, cost of goods sold was 60.1% during the second quarter of 1997, approximately the percentage for the same period in 1996 of 59.8%.

     Selling, general, and administrative expense was approximately $3.3 million for the three months ended June 30, 1997, compared to approximately $3.1 million for the three months ended June 30, 1996, an increase of 5% or approximately $200,000. Increased selling expenditures to roll out four new types of book fairs account for the increase.

     Interest expense was approximately $189,000 for the three months ended June 30, 1997, compared to $159,000 for the three months ended June 30, 1996, an increase of 19% or $30,000. The average outstanding debt for the three months ended June 30, 1997, approximated $11.7 million compared to $8.4 million for the three months ended June 30, 1996. Additionally, the average interest rate for the three months ended June 30, 1997, approximated 9.50% compared to approximately 8.25% for the three months ended June 30, 1996. Netted in interest expense for the three months ended June 30, 1997, is approximately $90,000 of interest income earned on the $5.0 million note receivable from the former subsidiary, CA Short Company.

     Depreciation and amortization expense was approximately $163,000 for the three months ended June 30, 1997, compared to $152,000 for the three months ended June 30, 1996, an increase of 7% or approximately $11,000.

     There was no income tax provision for the three months ended June 30, 1997, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

     The second quarter ended June 30, 1997, resulted in an operating loss of $845,000 compared to an operating loss of $742,000 in the second quarter ended June 30, 1996. Without the gross profit from discontinued product lines included in the second quarter ended June 30, 1996, operating results for the second quarter ended June 30, 1997, approximated the results for the same period in 1996.

     The second quarter ended June 30, 1997, resulted in a net loss of $845,000 versus a net loss of $1.0 million in the second quarter ended June 30, 1996. Included in the net loss for the second quarter ended June 30, 1996, was $300,000 of loss from the discontinued operations of the Company's subsidiary, CA Short Company (which was spun-off to shareholders at December 31, 1996). Without the loss from discontinued operations and the gross profit from discontinued product lines mentioned above, net results for the second quarter ended June 30, 1997, approximated the same as the period in 1996. Primary and fully diluted loss per share improved from $.19 in the comparable quarter last year to a net loss per share of $.14.

Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996

     Revenues for the six months ended June 30, 1997, approximated $14.0 million compared to approximately $16.1 million for the six months ended June 30, 1996, a decrease of 13% or approximately $2.1 million. Considering the comparative quarterly discussion above, the decrease in revenues is principally attributable to the following: the sale of the United Kingdom operation in March 1996 (9% or $1.4 million); the discontinuance of the Canadian distribution channel in early March 1996 (2% or $400,000); and a 2% or $300,000 decrease in year to date sales from discontinued product lines. Year to date revenues for 1997 from domestic book fair events approximate year to date 1996 revenue levels.

     Cost of goods sold was approximately $8.3 million for the six months ended June 30, 1997, compared to approximately $9.7 million for the six months ended June 30, 1996, a decrease of 14% or approximately $1.4 million. Considering the comparative quarterly discussion above, the decrease in cost of goods sold is due to the reduction in year to date revenues discussed above. Cost of goods sold as a percentage of revenues was 59.0% for the six months ended June 30, 1997, compared to 60.1% for the six months ended June 30, 1996.

     Selling, general and administrative expense was approximately $6.0 million for the six months ended June 30, 1997, compared to $7.3 million for the six months ended June 30, 1996, a decrease of 17% or approximately $1.3 million. Considering the comparative quarterly discussion above, the net decrease in selling, general and administrative expense is attributable to the sale of the United Kingdom operations and the discontinuance of the Canadian distribution channel in March 1996, and the reduction in expenses of approximately $431,000 in March 1997, to record the current value of Stock Appreciation Rights issued in 1996.

     Interest expense was approximately $378,000 for the six months ended June 30, 1997, compared to approximately $521,000 for the six months ended June 30, 1996, a decrease of 27% or approximately $143,000. The average outstanding debt for the six months ended June 30, 1997, approximated $11.7 million compared to $12.5 million for the six months June 30, 1996. The average interest rate for the six months ended June 30, 1997, approximated 9.38% compared to approximately 8.55% for the six months ended June 30, 1996. Netted in interest expense for the six months ended June 30, 1997 is approximately $180,000 of interest income earned on the $5.0 million note receivable from the former subsidiary, CA Short Company.

     Depreciation and amortization expense was approximately $434,000 for the six months ended June 30, 1997, compared to $386,000 for the six months ended June 30, 1996, an increase of 12% of $48,000.

     The six months ended June 30, 1997, resulted in an operating loss of $1.1 million compared to operating income of $1.4 million for the six months ended June 10, 1996. The operating results of the six months ended June 30, 1996, included a $3.3 million gain recorded on the sale of the United Kingdom distribution channel. Without the gain, operating results improved in the six months June 30, 1997, over the six months ended June 30, 1996.

     The six months ended June 30, 1997, resulted in a net loss of $1.1 million versus net income of $2.5 million for the six months ended June 30, 1996. Included in the net income for the six months ended June 30, 1996, was $1.0 million of income from the discontinued operations of the Company's former subsidiary, CA Short Company (which was spun-off to shareholders at December 31, 1996). Without the income from discontinued operations and the gain mentioned above, net results improved in the six months ended June 30, 1997, over the six months ended June 30, 1996. Primary and fully diluted earnings per share decreased from $.43 for the six months ended June 30, 1996, to a net loss per share of $.18 for the six months ended June 30, 1997.

Liquidity and Capital Resources

     The Company had a net decrease in cash for the six months ended June 30, 1997, of $128,000, compared to a net decrease for the comparable period in the prior year of $320,000. Cash provided by financing activities funded the net cash used in operating and investing activities during the six months ended June 30, 1997.

     For the six months ended June 30, 1997, continuing operations used $721,000 in cash as compared to $1.3 million during the six months ended June 30, 1996. Included in operating cash outlays in the six months ended June 30, 1997, was $375,000 and $560,000, relating to the settlements of the previously disclosed litigation with Gruner + Jahr and the Internal Revenue Service, respectively. The decrease in cash used in operations for the first quarter of 1997 resulted primarily from improved income from operations (approximately $700,000) and an increase in the days outstanding of trade accounts payable.

      Cash used in investing activities was $91,000 for the six months ended June 30, 1997, representing payments for capital expenditures. The six months ended June 30, 1996 had cash provided by investing activities of $11.2 million, primarily representing the proceeds from the sale of the United Kingdom distribution channel.

      For the six months ended June 30, 1997, net cash provided by financing activities was $837,000. This compares to net cash used in financing activities of $10.3 million for the six months ended June 30, 1996. Financing activities consisted primarily of borrowings and paydowns on the revolving line of credit in 1997. In the comparable period in 1996, proceeds from the sale of the United Kingdom distribution channel were used to repay debt obligations. The Company's primary source of liquidity has been amounts available under its existing credit facility. The Company has an $11.5 million revolving credit facility ($1.1 million unused at June 30, 1997) bearing interest at the lender's prime rate plus 1%, due June 30, 1998.

     The Company does not anticipate any material expenditures for property and equipment during the next twelve months.

     During the second half of 1997 and early 1998, the Company plans to expand several of its product lines and introduce new book fair concepts. The Company anticipates an increase in revenues from these plans and to do so will require an increased inventory investment. The Company anticipates that during the next twelve months, to cover operating expenditures and meet the current maturities on long term obligations, its operating cash flow, coupled with the revolving credit facility must be supplemented by raising additional capital (in the form of debt or equity financing) of approximately $3,500,000. During the second quarter of 1997 the Company canceled plans to conduct a public rights offering to its shareholders. The Company anticipates raising capital through private placements. During the third quarter of 1997, $1.5 million or 42% of the capital was raised through private placements of stock ($420,000) and 12% convertible subordinated notes ($1,050,000). Management has been actively seeking such capital and believes that the additional capital will be raised during the third and fourth quarters of 1997, however no assurance can be given that this will occur. If the Company is unable to raise the needed capital, product line expansion will be delayed, some purchase commitments will be canceled and existing vendor payments restructured so that operating expenditures and debt obligations may be covered by operating cash flow and the revolving credit facility .

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

                          PART II - OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

          (a) On December 27, 1996, the Company filed an action in U.S. District Court for the Northern District of Ohio against Arthur Andersen & Co. LLP seeking in excess of $16,000,000 in damages. The complaint is a result of the final outcome of the Internal Revenue Service assessment settled in October, 1996, and representations made by Arthur Andersen & Co. during Pages, Inc's purchases of School Book Fairs, Inc. at May 19, 1992.

          (b) In March, 1997, the Company reached a settlement with Gruner + Jahr Printing and Publishing Company (G + J) on previously disclosed litigation. As a result of the settlement, the Company made a payment to G + J of $300,000 in March, 1997. No legal proceedings were terminated during the three months ended June 30, 1997, other than routine litigation incidental to the Company's business.

ITEM 2:   CHANGES IN SECURITIES
          None.

ITEM 3:   DEFAULT UPON SENIOR SECURITIES
          None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Company's Annual Meeting of Stockholders was held on May 30, 1997. The matter voted upon was the election of four directors. The votes cast at the meeting numbered as follows:
                                    Votes Cast
                            -------------------------   Broker
          Nominees          For    Against   Withheld   Absentions  Non-Votes
          ------------      -------  -----   --------   ----------  ---------
          S. Robert Davis   5,332,742    0   18,999             0         0
          Randall J. Asmo   5,335,879    0   15,862             0         0
          Juan F. Sotos     5,335,879    0   15,862             0         0
          Robert J. Tierney 5,335,879    0   15,862             0         0

ITEM 5:   OTHER INFORMATION
          None.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:
                 Exhibit
                 Number  Description of Document
                 ------- -----------------------
                 3(a)1   Certificate of Incorporation dated October 5, 1994

                 3(b)1   By-laws of the Company

                 11      Computation of Per Share Earnings

           (b) Reports on 8-K:
               A report on Form 8-K dated and filed June 11, 1997, under Item 5 announcing four new school book fair programs and the cancellation of the Stock Appreciation Rights program.

               A report on Form 8-K dated and filed June 30, 1997, under Item 5 announcing that a large private investor had purchased over $420,000 of the Company's common stock in a private placement transaction.

               A report on Form 8-K dated and filed July 17, 1997, under Item 4 announcing the dismissal of Deloitte & Touche LLP as the Company's principal independent accountant.

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


                                  Pages, Inc.
                                  -------------------------------
                                  (Registrant)


Dated: August 15, 1997             By: /s/ Steven L. Canan
       ---------------------           --------------------------
                                       Steven L. Canan
                                       Vice President, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

                                  EXHIBIT 11
                                  PAGES, INC.
                       COMPUTATION OF PER SHARE EARNINGS

                                               Three Months      Six Months
                                                  Ended            Ended
                                              June 30, 1997    June 30, 1997
                                              -------------    -------------
Primary
Weighted average number of common shares
  outstanding                                     6,194,000       6,196,000

Adjustment for stock options which have a
dilutive effect based upon the average
market price for common stock:
  Add dilutive stock options                            --               --
  Deduct shares that could be repurchased
from the proceeds of dilutive options                   --               --
                                              -------------    -------------
Weighed average common and common equivalent
  shares                                         6,194,000        6,196,000
                                              =============    =============

Net income(loss)                               $  (845,277)     $(1,084,903)
Earnings adjustment (20% rule)                          --               --
                                              -------------    -------------
Net income(loss) for computation purposes      $  (845,277)     $(1,084,903)
                                              =============    =============

Income(loss) per common and common
  equivalent share                              $     (.14)      $      (.18)
                                              =============    =============

Fully diluted
Weighted average number of common shares
  outstanding                                     6,194,000        6,196,000

Adjustment for stock options which have a
  dilutive effect based upon the market
  price for common stock at the end of the
  period:
  Add dilutive stock options                         57,000           69,000
  Deduct shares that could be repurchased
    from the proceeds of dilutive options           (54,000)         (68,000)
                                              -------------    -------------
Fully diluted shares                              6,197,000        6,197,000
                                              =============    =============


Net income(loss)                              $    (845,277)     $(1,084,903)
Earnings adjustment (20% rule)                           --               --
                                              -------------    -------------
Net income(loss) for computation purposes     $    (845,277)     $(1,084,903)
                                              =============    =============


Income(loss) per common and common
  equivalent share assuming full dilution     $        (.14)   $        (.18)
                                              =============    =============