Form 10-Q
period 1997-09-30
PAGES INC /OH/
filed 1997-11-14
CIK 354564

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.   20549

                           FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended September 30, 1997

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

YES    X            NO
      ---                ---
             APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate  the  number  of shares outstanding  of  each  of  the issuer's  classes  of  common stock, as of  latest  practicable
date:   6,464,009  common shares outstanding,  each  $0.01  par
value, as of November 7, 1997.

                PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                   PAGES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                           Nine Months Ended
                                                        September 30                               September 30
                                                 -------------------------------       ---------------------------------
                                                 1997                  1996                 1997                 1996
                                              ------------          ------------        -----------          -----------
Revenues                                      $  3,121,227          $  3,366,483        $17,209,109          $19,469,969
                                              ------------          ------------        -----------          -----------

Costs and Expenses:
  Cost of goods sold                             2,007,079             1,801,634         10,317,484           11,475,914
  Selling, general and administrative            2,485,023             2,599,473          8,535,021            9,927,877
  Interest, net                                    236,560               213,260            614,889              733,777
  Depreciation and amortization                    159,785               153,797            593,838              539,604
  Gain on sale of distribution channel                  --                    --                 --           (3,255,337)
                                              ------------          ------------        -----------          -----------
                                                 4,888,447             4,768,164         20,061,232           19,421,835
                                              ------------          ------------        -----------          -----------

Income(loss) from continuing operations
  before income taxes                           (1,767,220)           (1,401,681)        (2,852,123)              48,134

Provision for income taxes                              --                    --                 --                   --
                                              ------------          ------------        -----------          -----------

Income(loss) from continuing operations         (1,767,220)           (1,401,681)        (2,852,123)              48,134

Discontinued operations:
  Income from operations                                --              (655,866)                --             (577,338)
  Cumulative effect of change in
    accounting principle                                --                    --                 --              994,664
                                              ------------          ------------        -----------          -----------

 NET INCOME(LOSS)                              $(1,767,220)          $(2,057,547)       $(2,852,123)        $    465,460
                                              ============          ============        ===========          ===========
Income(loss) per common share:
  Income(loss) from continuing operations      $     (0.28)         $      (0.26)       $     (0.46)        $       0.01
  Discontinued operations before
    cumulative effect of change in
    accounting principle                                --                 (0.12)                --               (0.11)
  Cumulative effect of change in
    accounting principle                                --                    --                 --                0.19
                                              ------------          ------------        -----------          -----------
Income(loss) per common share              $         (0.28)      $         (0.38)     $       (0.46)    $          0.09
                                              ============          ============        ===========          ===========

Weighted average common and common
  equivalent shares                            6,360,000               5,483,000          6,251,000            5,366,000
                                              ============          ============        ===========          ===========

                    See accompanying notes

                                   PAGES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            September 30,         December 31,
ASSETS                                          1997                  1996
                                           -------------         -------------
                                             (Unaudited)

Current Assets:
  Cash                                     $     177,282         $     317,911
  Accounts receivable, net of allowance
    for doubtful accounts of $278,000
    and $316,000, respectively                 3,502,638             6,896,366
  Inventory                                   16,566,546            19,358,374
  Prepaid expenses                             1,921,718             1,541,964
  Note receivable from CASCO
    INTERNATIONAL, INC.                          100,000                    --
                                           -------------         -------------

            Total current assets              22,268,184            28,114,615
                                           -------------         -------------

Property and equipment:
  Buildings                                    1,070,201            4,264,259
  Equipment                                    2,344,618            4,045,248
                                           -------------         -------------
                                               3,414,819            8,309,507
         Less accumulated depreciation        (1,437,893)          (2,448,860)
                                           -------------         -------------
                                               1,976,926            5,860,647
  Land                                           420,000              631,468
                                           -------------         -------------

         Total property and equipment, net     2,396,926            6,492,115
                                           -------------         -------------

Other assets:
  Note receivable from CASCO
    INTERNATIONAL, INC.                        4,900,000                   --
  Cost in excess of net assets acquired,
    net of accumulated amortization of
    $1,057,000 and $645,000, respectively      4,483,445            5,828,757
  Other                                          276,606              884,752
                                           -------------         -------------

                                               9,660,051            6,713,509
                                           -------------         -------------

                TOTAL ASSETS                 $34,325,161          $41,320,239
                                            ============          ============

                             See accompanying notes

                                   PAGES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                             September 30,         December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY             1997                  1996
                                           -------------         -------------
                                             (Unaudited)

Current Liabilities:
  Accounts payable                           $  8,655,752         $  3,388,341
  Short-term debt obligations                  12,465,521           13,120,561
  Accrued liabilities                             362,908            2,060,637
  Accrued tax liabilities                       1,594,132            2,283,836
  Deferred revenue                              1,337,313            3,068,320
  Current portion of long-term debt
    obligations                                   119,724              158,160
  Current portion of capital lease
    obligations                                    59,910              100,123
                                            -------------         -------------

    Total current liabilities                  24,595,260           24,179,978
                                            -------------         -------------

Long-term debt and capital lease
  obligations                                   2,177,312            1,328,986
Deferred revenue                                       --            2,935,626
                                            -------------         -------------

  Total liabilities                            26,772,572           28,444,590

Commitments and contingencies

Stockholders' Equity:
  Preferred stock: $.01 par value; authorized
   300,000 shares; none issued and outstanding
  Common stock: $.01 par value; authorized
    20,000,000 shares; issued 6,762,722 and
    6,497,268 shares, respectively                 67,627               64,973
  Capital in excess of par value               21,731,059           23,951,788
  Notes receivable from stock sales              (902,373)            (903,123)
  Accumulated deficit                         (13,102,601)          (9,996,866)
                                             -------------         -------------
                                                7,793,712           13,116,772
  Less 298,713 shares of common stock in
    treasury, at cost                            (241,123)            (241,123)
                                             -------------         -------------

  Total stockholders' equity                    7,552,589           12,875,649
                                             -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $34,325,161          $41,320,239
                                             =============         ============

                             See accompanying notes

                                   PAGES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                   --------------------------
                                                       1997            1996
                                                   -----------     -----------

Cash Flow Used In Operations:
  Income(loss) from continuing operations          $(2,852,123)      $  48,134
                                                   -----------     -----------
Reconciliation to net cash flow used in
  continuing operations:
  Depreciation and amortization                        593,838        539,604
  Gain on sale of distribution channel                      --     (3,255,337)

 Changes in working capital items of
  continuing operations:
  Accounts receivable                               (1,250,299)      (198,990)
  Inventory                                         (4,371,325)      (101,773)
  Prepaid expenses and other assets                 (1,144,515)      (679,981)
  Accounts payable and accrued liabilities           4,733,200     (1,653,770)
  Deferred revenue                                     221,310        (89,101)
                                                   -----------     -----------
    Net cash used in continuing operations          (4,069,914)    (5,391,214)
                                                   -----------     -----------
    Net cash from (used in) discontinued
      operations                                      (152,787)       371,526
                                                   -----------     -----------
    Net cash used in operations                     (4,222,701)    (5,019,688)
                                                   -----------     -----------

Cash Flow From (Used In) Investing Activities:
  Proceeds from sale of property and equipment              --          8,031
  Payments for purchases of property and equipment    (170,011)      (189,538)
  Proceeds from disposition of distribution channel         --     11,287,500
                                                   -----------     -----------
    Net cash flow from (used in) investing
      activities                                      (170,011)    11,105,993
                                                   -----------     -----------

Cash Flow From (Used In) Financing Activities:
  Proceeds from issuance of stock                      467,700        279,772
  Proceeds from debt obligations                    17,426,406     22,215,221
  Proceeds from subordinated debt issued               980,000             --
  Payments on debt and lease obligations           (14,622,023)   (28,921,379)
                                                   -----------     -----------
    Net cash flow from (used in) financing
      activities                                     4,252,083     (6,426,386)
                                                   -----------     -----------

  Effect of changes in exchange rates on cash               --        (15,370)
                                                   -----------     -----------

  Decrease in cash                                    (140,629)      (355,451)

  Cash, beginning of period                            317,911        532,855
                                                   -----------     -----------
  Cash, end of period                             $    177,282  $     177,404
                                                   ===========   ============

                             See accompanying notes

                                   PAGES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

     The accompanying consolidated condensed financial statements have not been audited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments are of a normal and recurring nature.

     Pages, Inc. is a publisher and distributor of children's books. The Company markets most of its products directly to children in elementary and secondary schools and as a result its business cycle correlates closely to the school year. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications were made to the prior year financial statements to conform to current period presentations. The interim consolidated condensed financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual financial statements and notes thereto. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1996.

Note 2.  Debt Obligations

     The Company has an $11.5 million Revolving Note Agreement bearing interest at the lender's prime rate plus 1%, due June 30, 1998. $34,000 was unused at September 30, 1997.

     The Company has a $1.0 million Time Note Agreement bearing interest at the lender's prime rate plus 2%, due February 28, 1998. No amount was unused at September 30, 1997.

     In August, 1997, the Company sold $850,000 of 12% Convertible Subordinated Notes due August 1, 2000 through private placements. Interest on the Notes is payable quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes are redeemable at the option of the Company in whole or in part from time to time at 105% of par, plus accrued interest. At any time after the expiration of twelve months after each Note was purchased from the Company and until maturity, at the option of each holder, up to 85% of the original principal amount of each Note or any portion thereof which equals $1,000 or any integral multiple thereof may be converted into common stock of the Company. The conversion price for $150,000 in principal amount of the Notes is $2.6875 per share and the conversion price for the remaining $700,000 in principal amount of the Notes is $1.875 per share. $500,000 and $50,000 of these Notes are due to S. Robert Davis, Chairman of Pages, Inc. and Juan F. Sotos, Board Member of Pages Inc., respectively.

     In August, 1997, the Company issued a $130,000 13.5% Subordinated Note due February 22, 1998, to Charles R. Davis, son of S. Robert Davis, Chairman of Pages, Inc. Interest is payable monthly. The Note is redeemable at the option of the Company in whole or part from time to time at 105% of the principal amount, plus accrued interest.

Note 3.  Discontinued Operations

     Effective on the close of business on December 31, 1996, the Company completed a tax-free spin-off of the common stock of the Company's wholly-owned subsidiary, CASCO INTERNATIONAL, INC. ("CASCO") through a distribution to the stockholders of Pages, Inc. of one and one-half shares of CASCO common stock for every ten shares of Pages, Inc. common stock outstanding on the record date. Effective January 1, 1997, CASCO issued a subordinated debenture to Pages, Inc. in the principal amount of $5.0 million bearing interest at 7% per annum payable quarterly, with principal payments of $100,000 each due at the end of the first four years, and a final payment of $4.6 million due at the end of the fifth year. The Company had an investment and advances due from CASCO prior to the
spin-off that totaled approximately $7.7 million.   Capital in excess of par
value of the Company was reduced by approximately $2.7 million effective January 1, 1997, to record the spin-off transaction.

     The spin-off of this discontinued operation represents the entire incentive/awards segment of the Company's business. The statements of operations for the three and nine months ended September 30, 1996, have been
restated to reflect the results of CASCO as a discontinued operation.   Revenues
for CASCO were $3.8 and $13.7 million for the three and nine months ended September 30, 1996, respectively. Net income (loss) was $(660,000) and $420,000, respectively. Included in the year to date net income is a $1.0 million cumulative effect of an accounting change adopted by CASCO as of January 1, 1996. CASCO changed its method of accounting for the recognition of revenues relating to advance deposits. CASCO changed its name from CA Short Company to CASCO INTERNATIONAL, INC. in third quarter 1997.

     The components of net assets of the CASCO discontinued operations included in the balance sheet at December 31, 1996, follow:

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

Note 4. Disposition of United Kingdom and Discontinuance of Canadian Distribution Channels

     The Company sold its United Kingdom subsidiary in March 1996. Revenues in U.S. dollars for the United Kingdom subsidiary for the nine months ended September 30, 1996, approximated $1.4 million, with loss before income taxes of approximately $117,000.

     The Company discontinued its Canadian distribution channel in March, 1996. Revenues in U.S. dollars for the Canadian distribution channel for the nine months ended September 30, 1996, approximated $370,000, with loss before income taxes of approximately $105,000.

Note 5.  Supplemental Cash Flow Information

     Cash payments during the nine months ended September 30, 1997 and 1996, included interest of $676,000 and $675,000, respectively, and income taxes of $725,000 and $0, respectively.

     During the three months ended March 31, 1997, the Company acquired a $5,000,000 note receivable from CASCO INTERNATIONAL, INC. in connection with the spin-off of this wholly-owned subsidiary effective on the close of business on December 31, 1996. Interest at 7% has been paid quarterly to the Company.

Note 6.  Stock Appreciation Rights

     Included in the results of operations for the nine months ended September 30, 1997, is a reduction in administrative compensation expense of $431,287 associated with the Company's Stock Appreciation Rights issued under the executive incentive compensation plan in October, 1996. Effective April 1, 1997, the Stock Appreciation Rights program dated November 1, 1996, was canceled. Stock options totaling 200,000 shares were issued to certain key executives in third quarter 1997.

Note 7.  Income Taxes

     There was no income tax provision for the three and nine months ended September 30, 1997, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

      Certain statements contained in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding matters that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of
1995) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Those statements include remarks regarding the intent, belief, or current expectations of the Company, its directors, or its officers with respect to, among other things: (i) the Company's ability to raise additional capital; (ii) future operating cash flows; (iii) ability of the Company to absorb additional volume; (iv) the Company's growth strategy, including the introduction of new book fair concepts; and (v) seeking a waiver of the senior debt covenant. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected, anticipated or expected in the forward-looking statements as a result of various factors, many of which, such as the
Company's ability to raise additional capital, are beyond the control of the Company. The accompanying information contained in this Form 10-Q, including, without limitation, the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences.

Third Quarter 1997 Compared with Third Quarter 1996

     Revenues for the three months ended September 30, 1997, approximated $3.1 million compared to approximately $3.4 million for the three months ended September 30, 1996, a decrease of 7% or approximately $200,000. The decrease in revenues is principally attributable to approximately 350 less domestic book fair events held in the current quarter compared to the same period in 1996, partially offset by a 9% increase in average revenue per fair.

     Cost of goods sold was approximately $2.0 million for the three months ended September 30, 1997, compared to approximately $1.8 million for the three months ended September 30, 1996, an increase of 11% or approximately $200,000. As a percentage of revenues, cost of goods sold was 64.3% during the third quarter of 1997, compared to 53.5% for the same period in 1996. The increase in costs of goods sold is due to the freight and carrying costs expensed during the current quarter on a $1.7 million increased investment in inventory over September 1996 levels, and a change in product mix of fair merchandise.

     Selling, general, and administrative expense was approximately $2.5 million for the three months ended September 30, 1997, compared to approximately $2.6 million for the three months ended September 30, 1996, a decrease of 4% or approximately $100,000.

     Interest expense was approximately $237,000 for the three months ended September 30, 1997, compared to $213,000 for the three months ended September 30, 1996, an increase of 11% or $24,000. The average outstanding debt for the three months ended September 30, 1997, approximated $13.8 million compared to $10.5 million for the three months ended September 30, 1996. Additionally, the average interest rate for the three months ended September 30, 1997, approximated 9.70% compared to approximately 8.25% for the three months ended September 30, 1996. Netted in interest expense for the three months ended September 30, 1997, is approximately $90,000 of interest income earned on the $5.0 million note receivable from the former subsidiary, CASCO INTERNATIONAL, INC.

     Depreciation and amortization expense was approximately $160,000 for the three months ended September 30, 1997, compared to $154,000 for the three months ended September 30, 1996, an increase of 4% or approximately $6,000.

     There was no income tax provision for the three months ended September 30, 1997, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

     The third quarter ended September 30, 1997, resulted in an operating loss of $1.8 million compared to an operating loss of $1.4 million in the third quarter ended September 30, 1996. Typically a loss quarter, the increased amount over 1996 was due to slightly less revenue and higher cost of sales.

     The third quarter ended September 30, 1997, resulted in a net loss of $1.8 million versus a net loss of $2.1 million in the third quarter ended September 30, 1996. Included in the net loss for the third quarter ended September 30, 1996, was $700,000 of loss from the discontinued operations of the Company's subsidiary, CASCO INTERNATIONAL, INC. (which was spun-off to shareholders at December 31, 1996). Current quarter primary and fully diluted loss per share was $.28 versus $.38 in the comparable quarter last year. The weighted average common and common equivalent shares for the third quarter 1997 increased to 6,360,000, from 5,483,000 in third quarter 1996.

Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996

     Revenues for the nine months ended September 30, 1997, approximated $17.2 million compared to approximately $19.5 million for the nine months ended September 30, 1996, a decrease of 12% or approximately $2.3 million.
Considering the comparative quarterly discussion above, the decrease in revenues is principally attributable to the following: the sale of the United Kingdom operation in March 1996 (7% or $1.4 million); the discontinuance of the Canadian distribution channel in early March 1996 (2% or $400,000); and a 2% or $400,000 decrease in year to date sales from discontinued product lines. Year to date revenues for 1997 from domestic book fair events are approximately $300,000 below 1996 revenue levels. Pages Library Services division year to date revenues for 1997 are $200,000 higher than 1996 revenue levels.

     Cost of goods sold was approximately $10.3 million for the nine months ended September 30, 1997, compared to approximately $11.5 million for the nine months ended September 30, 1996, a decrease of 10% or approximately $1.2 million. Considering the comparative quarterly discussion above, the decrease in cost of goods sold is primarily due to the reduction in year to date revenues discussed above. Cost of goods sold as a percentage of revenues was 60.0% for the nine months ended September 30, 1997, compared to 58.9% for the nine months ended September 30, 1996.

     Selling, general and administrative expense was approximately $8.5 million for the nine months ended September 30, 1997, compared to $9.9 million for the nine months ended September 30, 1996, a decrease of 14% or approximately $1.4 million. The net decrease in selling, general and administrative expense is attributable to the sale of the United Kingdom operations and the discontinuance of the Canadian distribution channel in March 1996, and the reduction in expenses of approximately $431,000 in March 1997, to record the current value of Stock Appreciation Rights issued in 1996.

     Interest expense was approximately $615,000 for the nine months ended September 30, 1997, compared to approximately $734,000 for the nine months ended September 30, 1996, a decrease of 16% or approximately $119,000. The average outstanding debt for the nine months ended September 30, 1997, approximated $12.4 million compared to $11.8 million for the nine months ended September 30, 1996. The average interest rate for the nine months ended September 30, 1997, approximated 9.48% compared to approximately 8.45% for the nine months ended September 30, 1996. Netted in interest expense for the nine months ended September 30, 1997 is approximately $260,000 of interest income earned on the $5.0 million note receivable from the former subsidiary, CASCO INTERNATIONAL, INC.

     Depreciation and amortization expense was approximately $594,000 for the nine months ended September 30, 1997, compared to $540,000 for the nine months ended September 30, 1996, an increase of 10% or $54,000.

     The nine months ended September 30, 1997, resulted in an operating loss of $2.9 million compared to operating income of $48,000 for the nine months ended September 30, 1996. The operating results of the nine months ended September 30, 1996, included a $3.3 million gain recorded on the sale of the United Kingdom distribution channel. Without the gain, operating results improved slightly in the nine months ended September 30, 1997, over the nine months ended September 30, 1996.

     The nine months ended September 30, 1997, resulted in a net loss of $2.9 million versus net income of $465,000 for the nine months ended September 30, 1996. Included in the net income for the nine months ended September 30, 1996, was $400,000 of income from the discontinued operations of the Company's former subsidiary, CASCO INTERNATIONAL, INC. (which was spun-off to shareholders at December 31, 1996). Without the income from discontinued operations and the gain mentioned above, net results improved slightly in the nine months ended September 30, 1997, over the nine months ended September 30, 1996. Primary and fully diluted earnings per share decreased from $.09 for the nine months ended September 30, 1996, to a net loss per share of $.46 for the nine months ended September 30, 1997. The weighted average common and common equivalent shares for the nine months ended September 30, 1997 increased to 6,251,000, from 5,366,000 for the comparable period in 1996.

Liquidity and Capital Resources

     The Company had a net decrease in cash for the nine months ended September 30, 1997, of $141,000, compared to a net decrease for the comparable period in the prior year of $355,000. Cash provided by financing activities funded the net cash used in operating and investing activities during the nine months ended September 30, 1997. Cash on hand was $177,000 at September 30, 1997 and 1996, respectively.

     For the nine months ended September 30, 1997, continuing operations used $4.1 million in cash as compared to $5.4 million during the nine months ended September 30, 1996. Included in operating cash outlays in the nine months ended September 30, 1997, was $375,000 and $725,000, relating to the settlements of the previously disclosed litigation with Gruner + Jahr and the Internal Revenue Service, respectively. The decrease in cash used in operations for the nine months ended September 30, 1997 versus 1996 is primarily from slower payment of trade accounts payable in 1997 than in 1996.

      Cash used in investing activities was $170,000 for the nine months ended September 30, 1997, representing payments for capital expenditures. The nine months ended September 30, 1996 had cash provided by investing activities of $11.1 million, primarily representing the proceeds from the sale of the United Kingdom distribution channel.

      For  the  nine  months  ended September 30, 1997,  net  cash  provided  by financing  activities  was $4.3 million.  This compares  to  net  cash  used  in financing activities of $6.4 million for the nine months ended September 30, 1996. Financing activities in 1997 consisted primarily of net borrowings of approximately $1.8 million on the $11.5 million line of credit and $ 1.0 million on the time note, approximately $500,000 of stock issued for inventory purchases and consulting services, and approximately $1.0 million raised through private placement of subordinated debt. In the comparable period in 1996, proceeds from the sale of the United Kingdom distribution channel were used to repay debt obligations and net borrowings on the line of credit increased in third quarter 1996. The Company's primary source of liquidity has been amounts available under its existing credit facilities. The Company has an $11.5 million revolving credit facility ($34,000 unused at September 30, 1997) bearing interest at the lender's prime rate plus 1%, due June 30, 1998. It also has a $1.0 million time note (none unused at September 30, 1997) bearing interest at the lender's prime rate plus 2%, due February 28, 1998.

      The Company does not anticipate any material expenditures for property and equipment during the next twelve months.

      The Company has expanded several of its product lines and introduced new book fair concepts. To achieve an increase in revenues from these introductions, an increased inventory investment, over the current levels, is required. However, separate from the specific requirements for the new book fair concepts, the Company intends to reduce its inventory levels during the first half of 1998. The objective of this reduction is to allow the Company to convert an additional $1 to $2 million of inventory into cash.

      The Company estimates that during the next twelve months, to cover operating expenditures, bring trade payables current, meet the current maturities on debt obligations and increase inventory levels, its operating cash flow, coupled with the revolving credit facility, must be supplemented by raising additional capital (in the form of debt or equity financing). Management has been actively seeking capital and believes that additional capital will be raised during the fourth quarter of 1997 and the first quarter of 1998. During the third quarter of 1997, $1.4 million of capital was raised through private placements of stock ($468,000) and subordinated notes ($980,000). Additionally, a $1.0 million time note was obtained from the Company's primary lender. The Company currently has received a proposal from a large financial institution for $3.0 million of subordinated debt. The Company anticipates a commitment on these funds subsequent and subject to the lender's due diligence. The Company also intends to raise $2.5 million in private placements of debt and equity. No assurance can be given that this will occur. If the Company is unable to raise the needed capital, product line expansion will be curtailed, purchase commitments canceled, existing vendor payments restructured, and due dates of debt facilities extended, so that operating expenditures and debt obligations may be covered by operating cash flow and the existing debt facilities.

      The Company's current forecast indicates that it could be in default at December 31, 1997 on its senior debt covenants related to allowable loss levels. If this occurs, the Company will seek a waiver of this covenant with its senior lender and has no reason to believe that it should not be granted, however, no assurance can be given that this will occur.


Seasonality

      The children's literature business is highly seasonal and correlated closely to the school year. As a result, most of the Company's income is generated between the months of September and May. Due to the seasonality, the Company experiences negative cash flow during the summer months. Further, in order to build its inventory for its Fall sales, the Company's borrowings increase over the summer and generally peak during late Fall. Inventory and receivables reach peak levels during the months of October through December.

                           PART II - OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

          (a) On December 27, 1996, the Company filed an action in U.S. District Court for the Northern District of Ohio against Arthur Andersen & Co. LLP seeking in excess of $16,000,000 in damages. The complaint is a result of the final outcome of the Internal Revenue Service assessment settled in October, 1996, and representations made by Arthur Andersen & Co. during Pages, Inc.'s purchases of School Book Fairs, Inc. at May 19, 1992.

          (b) Reference is made to the Company's Form 10-Q's for the quarters ended March 31 and June 30, 1997 for disclosure of the Gruner + Jahr Printing and Publishing Company settlement.

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS
          None.

ITEM 3:   DEFAULT UPON SENIOR SECURITIES
          None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

ITEM 5:   OTHER INFORMATION
          None.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

                 Exhibit
                 Number  Description of Document
                 ------- ----------------------------

                 3(a)1   Certificate of Incorporation dated October 5, 1994

                 3(b)1   By-laws of the Company

                 10(a) First Amendment to Second Amended and Restated Loan Agreement dated June 30, 1997 between the Company and The Huntington National Bank.

                 10(b) Time Note dated August 29, 1997 between the Company and The Huntington National Bank

                 10(c) 13 1/2% Subordinated Note Due February 22, 1998 dated August 21, 1997 between the Company and Charles R. Davis.

                 10(d)2 Note Purchase Agreement and 12% Convertible Subordinated Note Due 2000, No. 4 between the Company and S. Robert Davis.

                 11     Computation of Per Share Earnings

                 27 Financial Data Schedule (filed only electronically with the SEC)

           (b)          Reports on 8-K:
                        None.

Footnotes:
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File Number 0-10475, filed in Washington, D.C.

(2) 12% Convertible Subordinated Notes Due 2000

     Note No.  Note Holder                    Date          Total Note
-------------  ------------------------  ------------       ---------
          1    Drs. Graver or Avery Inc.
               Profit Sharing Plan      July 15, 1997       $100,000

          2    Marlin F. Troiano        July 16, 1997         50,000

          3    Juan F. Sotos            July 16, 1997         50,000

          4    S. Robert Davis          July 16, 1997        500,000

          5    Joseph Fred Bell         August 8, 1997       100,000

          6    Joseph Fred Bell         August 15, 1997       50,000
                                                            --------
                                                            $850,000
                                                            ========

                                    SIGNATURE
                                   ------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Pages, Inc.
                              (Registrant)


Dated: November 14, 1997      By: /s/ Steven L. Canan
       -------------------        ----------------------------
                                  Steven L. Canan
                                  Vice President, Treasurer and
                                  Chief Financial Officer
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)

                           EXHIBIT 10(a)

                            FIRST AMENDMENT TO
                SECOND AMENDED AND RESTATED LOAN AGREEMENT


      THIS FIRST AMENDMENT (this "Amendment") to the Second Amended and Restated Loan Agreement is entered into as of the 30th day of June, 1997, by and between Pages Book Fairs, Inc., and Pages Library Services, Inc. (collectively the "Borrowers"), Pages, Inc. (the "Guarantor") and The Huntington National Bank (the "Bank").

                                 RECITALS:

      A. As of December 31, 1996, the Borrowers and the Bank executed a certain Second Amended and Restated Loan Agreement (the "Loan Agreement"), setting forth the terms of a certain extension of credit to the Borrowers; and

      B. As of December 31, 1996, the Borrowers executed and delivered to the Bank, inter alia, an Amended and Restated Revolving Note in the original principal sum of Eleven Million Five Hundred Thousand Dollars ($11,500,000.00) (hereinafter the "Note"); and

     C. In connection with the Loan Agreement and the Note, the Borrowers executed and delivered to the Bank certain other loan documents, a lockbox agreements, consents, assignments, security agreements, agreements, instruments and financing statements in connection with the indebtedness referred to in the Loan Agreement (all of the foregoing, together with the Note and the Loan Agreement, are hereinafter collectively referred to as the "Loan Documents"); and

      D. The Borrowers have requested that the Bank amend and modify certain terms and covenants in the Loan Agreement and extend the maturity of the Note, and the Bank is willing to do so upon the terms and conditions contained herein.

      NOW, THEREFORE, in consideration of the mutual covenants, agreements and promises contained herein, the receipt and sufficiency of which are hereby acknowledged, and intending to be legally bound, the parties hereto for themselves and their successors and assigns do hereby agree, represent and warrant as follows:

      1. Definitions. All capitalized terms not otherwise defined herein shall have the meanings ascribed to such terms in the Loan Agreement.

      2. Section 7.12, "Consolidated Tangible Net Worth," of the Loan Agreement is hereby amended to recite in its entirety as follows:

          7.12 Consolidated Tangible Net Worth. The Parent, on a combined and consolidated basis, shall achieve a Consolidated Tangible Net Worth of not less than the amounts specified below as of the dates also specified below:

          As of June 30, 1997 - not less than $4,000,000.00
          As of September 30, 1997 - not less than $2,300,000.00
          As  of  December  31,  1997,  and  at  all  times
          thereafter - not less than       $4,700,000.00

          In addition to the foregoing requirements, the Parent, on a combined and consolidated basis, shall maintain at all times a Consolidated Tangible Net Worth of not less than $2,300,000.00. "Consolidated Tangible Net Worth" shall mean the Companies' consolidated equity, minus
          (i) the excess of cost over the value of net assets of purchased businesses, rights, and other similar intangibles, (ii) organizational expenses, (iii) intangible assets, (iv) goodwill, (v) deferred charges or deferred financing costs, (vi) loans or advances to shareholders, officers, or directors or affiliates and/or accounts or notes receivable from affiliates, shareholders, officers, or directors (except that the obligations from CA Short Company to the Parent evidenced by that Subordinated Debenture dated December 31, 1996, the original principal amount of $5,000,000.00 shall not be excluded); (vii) leasehold improvements, (viii) non-compete agreements, and (ix) any asset not directly related to the operation of the Parent or the Borrowers.

     3. Section 7.19, "Minimum Pretax Operating Profit or Maximum Pretax Operating Loss," of the Loan Agreement is hereby amended to recite in its entirety as follows:

          7.19 Minimum Pretax Operating Profit or Maximum Pretax Operating Loss. Beginning with the fiscal quarter ending December 31, 1996, and continuing as of the end of each fiscal quarter thereafter, the Parent, on a consolidated and combined basis, shall, as the case may be, either (a) achieve an Accumulated Operating Profit during any fiscal year on a year-to-date basis of not less than the amount set forth below, or (b) not incur an Accumulated Operating Loss during any fiscal year on a year-to-date basis in excess of the amounts set forth below:

          As of June 30, 1997, Accumulated Operating Loss not to exceed $1,100,000.00.
          As of September 30, 1997, Accumulated Operating Loss not to exceed $2,900,000.00
          As of December 31, 1997, Accumulated Operating Loss not to exceed $500,000.00

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

      4.    Conditions  of  Effectiveness.   This  Amendment  shall  become
effective as of June 30, 1997, upon satisfaction of all of the following conditions precedent:

      (a) The Bank shall have received two duly executed copies of the First Amendment to Second Amended and Restated Loan Agreement and such other certificates, instruments, documents, agreements, and opinions of counsel as may be required by the Bank, each of which shall be in form and substance satisfactory to the Bank and its counsel; and

      (b) The representations contained in paragraph 5 below shall be true and accurate.

      5. Representations. Each of the Borrowers represents and warrants that after giving effect to this Amendment (a) each and every one of the representations and warranties made by or on behalf of such Borrower in the Loan Agreement or the Loan Documents is true and correct in all respects on and as of the date hereof, except to the extent that any of such representations and warranties related, by the expressed terms thereof, solely to a date prior hereto; (b) such Borrower has duly and properly performed, complied with and observed each of its covenants, agreements and obligations contained in the Loan Agreement and Loan Documents; and (c) no event has occurred or is continuing, and no condition exists which would constitute an Event of Default or a Pending Default.

      6.    Amendment  to  Loan Agreement.  (a) Upon the  effectiveness  of
Section 2 and Section 3 hereof, each reference in the Loan Agreement to "Second Amended and Restated Loan Agreement," "Loan Agreement," "Agreement," the prefix "herein," "hereof," or words of similar import, and each reference in the Loan Documents to the Loan Agreement, shall mean and be a reference to the Loan Agreement as amended hereby. (b) Except as modified herein, all of the representations, warranties, terms, covenants and conditions of the Loan Agreement, the Loan Documents and all other agreements executed in connection therewith shall remain as written originally and in full force and effect in accordance with their respective terms, and nothing herein shall affect, modify, limit or impair any of the rights and powers which the Bank may have thereunder. The amendment set forth herein shall be limited precisely as provided for herein, and shall not be deemed to be a waiver of, amendment of, consent to or modification of any of the Bank's rights under or of any other term or provisions of the Loan Agreement, any Loan Document, or other agreement executed in connection therewith, or of any term or provision of any other instrument referred to therein or herein or of any transaction or future action on the part of the Borrowers which would require the consent of the Bank, including, without limitation, waivers of Events of Default which may exist after giving effect hereto. The Borrowers ratifies and confirms each term, provision, condition and covenant set forth in the Loan Agreement and the Loan Documents and acknowledges that the agreement set forth therein continue to be legal, valid and binding agreements, and enforceable in accordance with their respective terms.

      7. Authority. Each of the Borrowers hereby represents and warrants to the Bank that (a) such Borrower has legal power and authority to execute and deliver the within Amendment; (b) the officer executing the within Amendment on behalf of such Borrower has been duly authorized to execute and deliver the same and bind such Borrower with respect to the provisions provided for herein; (c) the execution and delivery hereof by such Borrower and the performance and observance by such Borrower of the provisions hereof do not violate or conflict with the articles of incorporation, regulations or by-laws of such Borrower or any law applicable to such Borrower or result in the breach of any provision of or constitute a default under any agreement, instrument or document binding upon or enforceable against such Borrower; and (d) this Amendment constitutes a valid and legally binding obligation upon such Borrower in every respect.

      8. Counterparts. This Amendment may be executed in two or more counterparts, each of which, when so executed and delivered, shall be an original, but all of which together shall constitute one and the same document. Separate counterparts may be executed with the same effect as if all parties had executed the same counterparts.

     9. Governing Law. This Amendment shall be governed by and construed in accordance with the law of the State of Ohio.

     IN WITNESS WHEREOF, the Borrowers and the Bank have hereunto set their hands as of the date first set forth above.


                            THE BORROWERS:

                            PAGES BOOK FAIRS, INC.


                            By:

                            Its:


                            PAGES LIBRARY SERVICES, INC.


                            By:

                            Its:


                            THE GUARANTOR:

                            PAGES, INC.


                            By:

                            Its:


                            THE BANK:

                            THE HUNTINGTON NATIONAL BANK


                            By:

                            Its:

                           EXHIBIT 10(b)

                       THE HUNTINGTON NATIONAL BANK
                                 Time Note


City Office           Division             Branch            [X] Secured
            --------            ----------        ----------
Account No.                              Note No.            [  ] Unsecured
             --------------------------            ---------
Account Name Pages Book Fairs, Inc. and Pages Library Services, Inc.

[X] Corporations [  ] Partnerships   [  ] Individuals/Proprietorships

[  ] Other


$1,000,000.00             Columbus, Ohio                August ___, 1997

     FOR VALUE RECEIVED, the undersigned, jointly and severally, promise to pay to the order of The Huntington National Bank (hereinafter called the "Bank," which term shall include any holder hereof) at such place as the Bank may designate or, in the absence of such designation, at any of the Bank's offices, the sum of One Million Dollars ($1,000,000.00) (hereinafter referred to as "Principal Sum") together with interest as hereinafter provided and payable at the time and in the manner hereinafter provided.

      This Note is executed and the advances contemplated hereunder are to be made supplemental to and in addition to advances made under a certain Second Amended and Restated Loan Agreement by, between and among the undersigned, Pages, Inc. and the Bank dated as of December 31, 1996, and all amendments, modifications, and supplements thereto from time to time, including without limitation a certain First Amendment to Second Amended and Restated Loan Agreement dated as of June 30, 1997 (hereinafter collectively called the "Loan Agreement").


INTEREST

      The undersigned jointly and severally agree to pay interest in like money and in immediately available funds at such office on the unpaid
Principal Sum hereof from time to time from the date hereof until such amount shall become due and payable (whether at the stated maturity, by acceleration or otherwise) at a variable rate of interest per annum, which shall change in the manner set forth below, equal to two percentage points (2%) in excess of the Prime Commercial Rate.
      Upon the occurrence of an "Event of Default" pursuant to the Loan Agreement, interest will accrue on the unpaid balance of the Principal Sum and unpaid interest, if any, at a variable rate of interest per annum, which shall change in the manner set forth below, equal to five percentage points (5%) in excess of the Prime Commercial Rate.

      All interest shall be calculated on the basis of a 360 day year for the actual number of days the Principal Sum or any part thereof remains unpaid.

       As used herein, "Prime Commercial Rate" shall mean the rate established by the Bank from time to time based on its consideration of economic, money market, business and competitive factors. The Prime Commercial Rate is not necessarily the Bank's most favored rate. Subject to any maximum or minimum interest rate limitation specified by applicable law, any variable rate of interest on the obligation evidenced hereby shall change automatically without notice to the undersigned immediately with each change in the Prime Commercial Rate.


MANNER OF PAYMENT

      The Principal Sum shall be due and payable on February 28, 1998, and at maturity, whether by acceleration or otherwise. Accrued interest shall be due and payable monthly beginning on October 1, 1997, and continuing on the first day of each month thereafter, and at maturity, whether by acceleration or otherwise.

LATE CHARGE

      Any installment or other payment not made within 10 days of the date such payment or installment is due shall be subject to a late charge equal to 5% of the amount of the installment or payment.

SECURITY

      This Note is secured by the security interests, assignments, and mortgages granted and/or referenced in the Loan Agreement and by various security agreements amended and restated security agreements dated as of various dates.


WARRANTS

      To induce the Bank to extend the credit evidenced by this Note, the undersigned shall cause Pages, Inc. to issue and deliver to the Bank, on or before the date hereof, warrants for the purchase of 100,000 shares of common stock of Pages, Inc. , which warrants shall be acceptable to the Bank, shall be exercisable for a period of three years from the date of issuance, and shall provide for an exercise price of not greater than $2.00 per share. If the undersigned shall fail to pay to the Bank the Principal Sum on or before February 28, 1998, then the undersigned shall cause Pages, Inc. to issue and deliver to the Bank warrants for the purchase of an additional 100,000 shares of common stock of Pages, Inc., which warrants shall be acceptable to the Bank, shall be exercisable for a period of three years from the date of issuance and shall provide for an exercise price of not greater than $2.00 per share.


DEFAULT

     Upon the occurrence of any of the following events:

           (a) the undersigned fail to make any payment of interest or of the Principal Sum on or before the date such payment is due; or

           (b) an "Event of Default" under the Loan Agreement shall have occurred;


then the Bank may, at its option, without notice or demand, accelerate the maturity of the obligations evidenced hereby, which obligations shall become immediately due and payable. In the event the Bank shall institute any action for the enforcement or collection of the obligations evidenced hereby, the undersigned agree to pay all costs and expenses of such action, including reasonable attorneys' fees, to the extent permitted by law.

GENERAL PROVISIONS

      Each of the parties executing this Note, and any indorser, surety, or guarantor, hereby jointly and severally waive presentment, notice of dishonor, protest, notice of protest, and diligence in bringing suit against any party hereto, waive the defenses of impairment of collateral for the obligation evidenced hereby, impairment of a person against whom the Bank has any right of recourse, and any defenses of any accommodation maker and consent that without discharging any of them, the time of payment and any other provision of this promissory note may be extended or modified an unlimited number of times before or after maturity without notice to the undersigned. Each of the undersigned jointly and severally agrees that it will pay the obligations evidenced hereby, irrespective of any action or lack of action on the Bank's part in connection with the acquisition, perfection, possession, enforcement, disposition, or modification of all the obligations evidenced hereby or any and all security therefor, and no omission or delay on the Bank's part in exercising any right against, or taking any action to collect from or pursue the Bank's remedies against any party hereto will release, discharge, or modify the duties of the undersigned, or any of them, to make payments hereunder. Each of the undersigned agrees that the Bank, without notice to or further consent from the undersigned, may release or modify any collateral, security, document or other guaranties now held or hereafter acquired, or substitute other collateral, security or other guaranties, and no such action will release, discharge or modify the duties of the undersigned, or any of them, hereunder. Each of the undersigned agrees that the Bank will not be required to pursue or exhaust any of its rights or remedies against the undersigned, or any of them, or any guarantors of the obligations evidenced hereby with respect to the payment of any said obligations, or to pursue, exhaust or preserve any of the Bank's rights or remedies with respect to any collateral, security or other guaranties given to secure said obligations. Each of the undersigned subordinates any claim or other right which it might now have or hereafter acquire against any other person or entity that is primarily or contingently liable on the obligations that arise from the existence or performance of this Note, including, to the prior payment in full of the obligations evidenced by this Note without limitation, any right of subrogation, reimbursement, exoneration, contribution, indemnification, or any right to participate in any claim or remedy of the Bank or any collateral security which the Bank now has or hereafter acquires, whether such claim, remedy or right arises in equity, under contact or statute, at common law, or otherwise.

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


WAIVER OF RIGHT TO TRIAL BY JURY

      EACH OF THE UNDERSIGNED HEREBY EXPRESSLY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (1) ARISING UNDER THIS NOTE OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR (2) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE UNDERSIGNED OR THE BANK, OR ANY OF THEM, WITH RESPECT TO THIS NOTE OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR THE TRANSACTIONS RELATED HERETO OR THERETO, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE; AND EACH OF THE UNDERSIGNED HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY, AND THAT THE UNDERSIGNED, OR ANY OF THEM, OR THE BANK MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF EACH OF THE UNDERSIGNED TO THE WAIVER OF THE RIGHT OF THE UNDERSIGNED TO TRIAL BY JURY.


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

Borrower:                          Borrower:

PAGES LIBRARY SERVICES, INC.       PAGES BOOK FAIRS, INC.

By:                                By:

Its:                               Its:

                           EXHIBIT 10(c)

     The securities represented by this Note have not been Registered under the Securities Act of 1933, as amended, and may not be sold, pledged, by apothecated, donated, or otherwise transferred, whether or not for consideration, unless either the securities have been
     Registered under such Act or an exemption from such Registration requirement is available. If the securities are to be sold or transferred pursuant to an exemption from the Registration requirement, the Company may require a written opinion of counsel, in form and content satisfactory to the Company, to the effect that Registration is not required or that such transfer will not violate such Act or applicable state securities laws.


                           PAGES, INC.

          13 1/2% SUBORDINATED NOTE DUE FEBRUARY 22, 1998

$130,000


      Pages, Inc. a Delaware corporation (herein called the "Issuer") , for value received, hereby promises to pay to Charles
R. Davis or permitted assigns, ("Payee"), the principal sum of One Hundred Thirty Thousand Dollars ($130,000.00) on February 22, 1998, and to pay interest on the unpaid principal balance hereof at a rate of thirteen and one-half percent (13 1/2%) per annum from the date hereof or from the most recent interest payment date to which interest has been paid, monthly commencing on October 1, 1997 and continuing on the first day of each month thereafter until the principal is paid in full. Payment of the principal of and interest on this Note will be made to Payee by check mailed to the address of Payee set forth above or at such other address as Payee designates by written notice received by Issuer not less than fifteen days prior to a payment date.

     1.   Subordination.

           (a) General. The indebtedness evidenced by this Note is and shall remain subordinate and subject in right of payment, to the extent and in the manner hereinafter set forth, to the prior payment in full of all of the Senior Indebtedness. "Senior Indebtedness" means the principal of (and premium, if any) and unpaid interest on (i) indebtedness of the Issuer or with respect to which the Issuer is a guarantor, whether outstanding on the date hereof or hereafter created, to banks, insurance companies or other lending institutions regularly engaged in the business of lending money, which is for money borrowed by the Issuer or a subsidiary of the Issuer, whether or not secured, including but not limited to that certain Second Amended and Restated Loan Agreement dated as of December 31, 1996, between the Issuer and The Huntington National Bank, a National Banking Association and
(ii) any deferrals, renewals or extensions of any such indebtedness or any debentures, notes or other evidence of indebtedness issued in exchange for such Senior Indebtedness.

            (b) Distribution of Assets, Liquidation or Reorganization. Upon any payment or distribution of the assets of the Issuer upon any dissolution or winding up or total liquidation or reorganization of the Issuer (whether in bankruptcy, insolvency, reorganization or receivership proceedings, or upon an assignment for the benefit or creditors, or any other marshaling of the assets and liabilities of the Issuer, or otherwise):

                (i) all Senior Indebtedness shall first be paid in full in cash, or provision made for such payment, before any holder of this Note shall be entitled to receive any payments or distributions from or by the Issuer on account of the principal of and premium, if any, or interest on the indebtedness evidenced by this Note;

               (ii) any payments or distribution of assets of the Issuer of any kind or character, whether in cash, property or securities, to which any holder of this Note would be entitled except for the provisions of this subparagraph (b) shall be paid or delivered by the Issuer or by any trustee in bankruptcy, receiver, assignee for benefit of creditors, or other liquidating agent making such payment or distribution, directly to the holders of Senior Indebtedness or their representative or representatives, or to such trustee or trustees under any indenture pursuant to which any instruments evidencing any of such Senior Indebtedness may have been issued, ratably according to the aggregate amounts remaining unpaid on account of the Senior Indebtedness held or represented by each, to the extent necessary to pay all Senior Indebtedness in full after giving effect to any concurrent payment or distribution, or provision therefor, to the holders of such Senior Indebtedness; and

                (iii) in the event that, notwithstanding the foregoing, any payment or distribution of assets of the Issuer of any kind or character, whether in cash, property or securities, shall be received by any holder of this Note before all Senior Indebtedness is paid in full, or provision made for its payment, such payment or distribution shall be held in trust for the benefit of, and shall be paid over or delivered to, the holders of such Senior Indebtedness or their representative or representatives, or to the trustee or trustees under any indenture pursuant to which any amendments evidencing any of such Senior Indebtedness may have been issued ratably as aforesaid, for application to the payment of all Senior Indebtedness remaining unpaid to the extent necessary to pay all such Senior Indebtedness after giving effect to any concurrent payment or distribution, or provision therefor, to the holders of such Senior Indebtedness.

      For purposes of this Note the words "cash, property or securities" shall not be deemed to include shares of stock of the Company as reorganized or securities of the Company or any other corporation provided for by a plan of reorganization or readjustment, the payment of which is subordinated at least to the extent provided in this paragraph 1 with respect the payment of all Senior Indebtedness which may at the time be outstanding, provided that (x) the Senior Indebtedness is assumed by the new corporation, if any, resulting from any such reorganization or readjustment, and (y) the rights of the holders of the Issuer Senior Indebtedness are not, without the consent of such holders, altered by such reorganization or readjustment.

      2. Subrogation. Subject to the payment in full of all Senior Indebtedness, the holders of this Note shall be subrogated to the rights of the holders of Senior Indebtedness to receive payments or distributions of assets of the Issuer made on the Senior Indebtedness until the principal of, premium, if any, and interest on this Note shall be paid in full, and for purposes of such subrogation, no such payments or distributions to the holders of Senior Indebtedness of cash, property or securities, which otherwise would be payable or distributable to the holder of this Note, shall as between the Issuer, its creditors other than the holders of Senior Indebtedness, and the holder of this Note, be deemed to be a payment by the Issuer to or on account of the Note, it being understood that the provisions of this paragraph are intended solely for the purpose of defining the relative rights of the holder of this Note, on the one hand, and the holders of Senior Indebtedness, on the other hand.

     3.   Nonimpairment.

           (a) General. Nothing contained in this Note is intended to or shall impair, as between the Issuer, the Issuer's creditors other than the holders of Senior Indebtedness, and any holder of Senior Indebtedness, and any holder of this Note, the obligation of the Issuer, which is absolute and unconditional, to pay to the holder of this Note the principal of, premium, if any, and interest on this Note, as and when the same shall become due and payable in accordance with the terms, and which subject to the rights under this paragraph 4 of the holders of Senior Indebtedness, is intended to rank equally with all other general obligations of the Issuer, or is intended to or shall affect the relative rights of the holder of this Note and creditors of the Issuer other than the holders of Senior Indebtedness, nor shall anything herein or therein prevent the holder of this Note from exercising all remedies otherwise permitted by applicable law upon the occurrence of an event of default (as that term is hereinafter defined), subject to the rights, if any, under this paragraph of the holders of Senior Indebtedness in respect of cash, property or securities of the Issuer received upon the exercise of any such remedy.

           (b) Payment of Principal. (i) No payment on account of principal, premium, if any, or interest on this Note shall be made by the Issuer unless full payment of amounts then due for principal, premium, if any, sinking fund and interest on all Senior Indebtedness has been made or duly provided for in money, and (ii) no payment on account of principal, premium, if any, or interest on this Note shall be made by the Issuer if, at the time of such payment or immediately after giving effect thereto, (x) there shall exist a default in the payment of principal, premium, if any, sinking fund or interest with respect to any Senior Indebtedness, or (y) there shall have occurred an event of default (other than a default in the payment of principal, premium, if any, sinking fund or interest) with respect to any Senior Indebtedness, as defined therein or in the instrument under which the same is outstanding, permitting the holders thereof to accelerate the maturity thereof, and such event of default shall not have been cured or waived or shall not have ceased to exist.

     4.   Remedies.

          (a) Events of Default. Wherever used herein, the term "Event of Default" means any one of the following events (whatever the reason for such Event of Default and whether it shall be voluntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

                (i) default by the Issuer in the payment of any installment of interest on this Note when such interest shall have become due and payable and such default continues for a period of 20 days; or

                (ii) default by the Issuer in the payment of the principal of this Note when it becomes due and payable at its maturity; or

                (iii)     the entry with respect to the Issuer by
a court having competent jurisdiction of:

                     (A)  a decree or order for relief in respect
          of the Issuer in an involuntary proceeding under any applicable bankruptcy, insolvency, reorganization or other similar law and such decree or order shall remain unstayed and in effect for a period of 60 consecutive days; or

                     (B)   a decree or order adjudging the Issuer
          to be insolvent, or approving a petition seeking reorganization, arrangement, adjustment or composition of the Issuer and such decree or order shall remain unstayed and in effect for a period of 60 consecutive days; or

                     (C)  a decree or order appointing any person
          to act as a custodian, receiver, liquidator, assignee, trustee or other similar official of the Issuer or of any substantial part of the property of the Issuer, or ordering the winding up or liquidation of the affairs of the Issuer and such decree or order shall remain unstayed and in effect for a period of 60 consecutive days; or

               (iv) the commencement by the Issuer of a voluntary case or proceeding under any applicable bankruptcy, insolvency, reorganization or other similar law or of any other case or proceeding seeking to be adjudicated bankrupt or insolvent or the consent by the Issuer to the entry of a decree or order for relief in an involuntary case or proceeding under any applicable bankruptcy, insolvency, reorganization or other similar law or to the commencement of any bankruptcy or insolvency case or proceeding against it, or the filing by the Issuer of a petition or answer or consent seeking reorganization or relief under any applicable law, or the consent by the Issuer to the filing of such petition or to the appointment of or taking possession by a custodian, receiver, liquidator, assignee, trustee or similar official for the Issuer or for any substantial part of the property of the Issuer, or the making by the Issuer of an assignment for the benefit of creditors, or the admission by it in writing of its inability to pay its debts generally as they become due or the taking of corporate action by the Issuer in furtherance of any such action.

           (b) Acceleration. If an Event of Default occurs and is continuing, then the holders of this Note may declare the principal of this Note, and the interest accrue thereon, to be due and payable immediately, by notice in writing to the Issuer, and upon such declaration such amount shall become immediately due and payable.

           (c) Non-Exclusive Rights and Remedies. No right or remedy herein conferred upon or reserved to the holder of this
Note is intended to be exclusive of any other right or remedy, and every right and remedy, to the extent permitted by law, shall be cumulative and in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or otherwise. The assertion or exercise of any right or remedy hereunder, or otherwise, shall not prevent the concurrent assertion or exercise of any other appropriate right or remedy.

           (d) Waiver. No delay or omission of the holder of this Note to exercise any right or remedy accruing upon any Event of Default shall impair any such right or remedy or constitute a waiver of any such Event of Default or an acquiescence therein. Every right and remedy given by this Article or by law to the holder of this Note may be exercised from time to time, and as often as may be deemed expedient by such holder.

     5. Redemption. The Notes may be redeemed at the option of the Issuer at any time as a whole, or from time to time in part substantially pro rata, upon the notice referred to below, at a redemption price of one hundred five percent (105%) of the principal amount thereof together with interest accrued on the principal amount redeemed to the date fixed for redemption.

      6. Notice of Redemption, etc. Notice of redemption shall be mailed to the holder of this Note not less than 30 days prior to the date fixed for redemption, to his last address as it shall appear upon the records of the Issuer. If this Note is redeemed in part, the Issuer shall, at its option and without charge to the holder hereof, either (i) execute and deliver to the holder a Note for the unredeemed balance of the principal amount thereof, or (ii) make note thereon of the portion of the principal amount hereof so called for redemption and redeemed, upon surrender of this Note at the principal office of the Issuer in St. Petersburg, Florida. Following the date fixed for redemption, interest shall be payable only on the portion of this Note not so called for redemption.

     7.   Miscellaneous.

           The Issuer agrees to pay all costs of collection of this Note, including reasonable attorneys' fees. Reasonable attorneys' fees are defined to include, but not be limited, all fees and costs incurred in all matters of collection and enforcement, construction and interpretation before, during, and after suit, trial, proceedings, court-ordered mediation or arbitration, and appeals, as well as appearances in and connected with any bankruptcy proceedings or creditors or organization or similar proceedings.

           The validity, interpretation and performance of this Note shall be governed by the laws of the State of Florida, without giving effect to principals of comity or conflicts of law thereof.

      IN WITNESS WHEREOF, the Issuer has caused this Note to be signed in its name by its President and attested by its Secretary.

Dated:  August 21, 1997
       -----------------------
                                   PAGES, INC.


                                   By:  /s/ S. Robert Davis
                                       ------------------------
                                       as President

                           EXHIBIT 10(d)

                          NOTE PURCHASE AGREEMENT

      This Note Purchase Agreement is made as of the 8th day of August, 1997, by and between Pages, Inc., a Delaware corporation (the "Company") and the person or persons who execute the signature page hereto (the "Buyer").

       1. Purchase of Securities. Subject to the terms and conditions of this Agreement, the Buyer, intending to be legally bound, hereby irrevocably agrees to purchase from the Company that principal amount of 12% convertible subordinated notes due August 1, 2000 (the "Notes") that is indicated on the signature page attached hereto. Payment of the Notes is delivered to the Company simultaneously with the execution hereof by Buyer and is in the form of a check drawn on the account of Buyer or wire transfer to the Company. The Notes are described in the Company's Private Placement Memorandum dated August 12, 1997, as amended or supplemented (the "Memorandum").

       2. Issuance of Notes. The Company shall deliver to the Buyer an original Note within a reasonable time after payment is received by the Company.

      3.  Investor Notices.  The Buyer acknowledges that:

           (a) The Notes have not been approved or disapproved by the Securities and Exchange Commission or any state securities commissioner, and neither the Securities and Exchange Commission nor any state securities commissioner has passed upon the accuracy or adequacy of the Memorandum.

           (b) No person other than the Chairman of the Board and the President of the Company is authorized to give any information or to make any representation regarding the Company and its future prospects, and any information or representation made by other than the Chairman of the Board or the President of the Company must not be relied upon.

           (c) The offer of Notes may be withdrawn by the Company at any time prior to the acceptance by the Company of this Note Purchase Agreement in writing. In connection with the offering and sale of the Notes, the
Company reserves the right, in its sole discretion, to reject any subscription.

          (d) This Note Purchase Agreement is submitted in connection with the private placement of the Notes and does not constitute an offer or solicitation by or to anyone in any jurisdiction in which such an offer or solicitation is not authorized.

           (e) The Company has agreed to provide to the Buyer and any of the representatives of the Buyer the opportunity to inspect additional documents and to inquire of, and to receive answers from, it or any person acting on its behalf concerning the Company and the Notes. The Buyer may also obtain any additional information from the Company, to the extent it possesses such information or can acquire it without unreasonable effort or expense, necessary to verify the accuracy of the information provided to the Buyer with this Note Purchase Agreement. Any requests for information or to examine any documents should be directed to S. Robert Davis at Pages, Inc., 5720 Avery Road, Dublin, Ohio 43016, 800/242-8749.

       4. Representations and Warranties. The Buyer hereby acknowledges, represents, and warrants to, and agrees with, the Company as follows:

           (a) The Buyer has received and reviewed the Memorandum, including the section entitled "Risk Factors."

          (b) No oral or written representations have been made or oral or written information furnished to the Buyer or his advisor(s) in connection with the offering of the Notes which were in any way inconsistent with the information provided to the Buyer.

          (c) The Buyer is not subscribing for the Notes as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast over television or radio, or presented at any seminar or meeting to which the Buyer was invited by means of any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast over television or radio.

           (d) The Buyer has adequate means of providing for the Buyer's current needs and contingencies, is able to bear the economic risks of an investment in the Notes for an indefinite period of time and has no need for liquidity in such investment.

          (e) The Buyer has such knowledge and experience in financial and business matters so as to enable the Buyer to utilize the information made available to the Buyer about the Company in order to evaluate the merits and risks of an investment in the Notes and to make an informed investment decision with respect thereto.

           (f) The Buyer is acquiring the Notes solely for the Buyer's own account as principal, for investment purposes only and not with a view to the resale or distribution thereof, in whole or in part, and no other person has a direct or indirect beneficial interest in such Notes.

           (g) The Buyer will not sell or otherwise transfer the Notes or the shares of common stock $.01 par value ("Common Stock") into which the Notes are convertible without Registration under the Securities Act of
1933, as amended (the "Act"), and applicable state securities laws or an exemption therefrom, and fully understands and agrees that the Buyer must bear the economic risk of his purchase for an indefinite period of time because the Notes (and, unless registered as provided for herein, the Shares of Common Stock into which the Notes are convertible) have not been registered under the Act or under the securities laws of any state and, therefore, cannot be resold unless they are subsequently registered under the Act and under the applicable securities laws of such states or unless an exemption from such registration is available. The Company will affix a legend in substantially the following form to the Notes, and the Certificates evidencing the Shares of Common Stock issued pursuant to the conversion of the Notes (except to the extent registered under the Act):

          The securities represented by this Certificate have not been registered under the Securities Act of 1933, as amended, and may not be sold, pledged, apothecated, donated, or otherwise transferred, whether or not for consideration, unless either the securities have been registered under such Act or an exemption from such registration requirement is available. If the securities are to be sold or transferred pursuant to an exemption from the registration requirement, the Company may require a written opinion of counsel, in form and content satisfactory to the Company, to the effect that registration is not required or that such transfer will not violate such Act or applicable state securities laws.

           (h) The Buyer understands that, except as provided for herein, the Company will be under no obligation to register the Notes (or the Shares of Common Stock into which the Notes are convertible) on behalf of the Buyer or to assist the Buyer in complying with any exemption from registration under the Act or under the securities laws of any state for resales of the Notes, and shares of Common Stock into which the Notes are convertible. The Buyer understands that except with respect to securities registered as provided for herein, the Company will issue stop transfer instructions to its transfer agent with respect to such securities.

           (i) The Buyer understand(s) that no federal or state agency has passed upon the Notes or made any finding or determination as to the fairness of this investment.

           (j) The Buyer is a bona fide resident of or, if an entity, maintains its principal place of business in the State of North Carolina and no contact with the Buyer with respect to the offer or sale of the Notes was made except in the State(s) of North Carolina.

           (k) The Buyer is an "accredited investor" under Regulation D of the Securities and Exchange Commission because (check the applicable box(es)):

                                   The undersigned is a bank (as defined in
                    Section 3(a)(2) of the Act) or any savings and loan association or other institution as defined in Section 3(a)(5)(A) of the Act, whether acting in its individual or fiduciary capacity; a broker or dealer registered pursuant to Section 15 of the Securities Exchange Act of 1934; an insurance company (as defined in Section 2(13) of the Act); an investment company registered under the Investment Company Act of 1940 or a business development company as defined in Section 2(a)(48) of that Act; a Small Business Investment Company licensed by the U.S. Small Business Administration under Section 301(c) or (d) of the Small Business Investment Act of 1958; a plan established and maintained by a state, its political subdivisions, or an agency or instrumentality of a state or its political subdivisions for the benefit of its employees with total assets in excess of $5,000,000; an employee benefit plan within the meaning of the Employee Retirement Income Security Act of 1974 if the investment decision is made by a plan fiduciary, as defined in Section 3(21) of such Act, which is either a bank, savings and loan association, insurance company, or registered investment adviser, or an employee benefit plan with total assets in excess of $5,000,000, or a self-directed plan with investment decisions made solely by persons that are accredited investors.

                                    The  undersigned is a private  business
                    development company as defined in Section 202(a)(22) of the Investment Advisers Act of 1940.

                                     The  undersigned  is  an  organization
                    described in Section 501(c)(3) of the Internal Revenue Code, a corporation, a Massachusetts or similar business trust, or a partnership, not formed for the specific purpose of acquiring the Notes, with total assets in excess of $5,000,000.

                                    The  undersigned  is a  natural  person
                    whose individual net worth1, or joint net worth with my spouse, at the time of purchase exceeds $1,000,000.

                                   The undersigned is a natural person with
                    an individual income2 in excess of $200,000 or joint income with my spouse in excess of $300,000 in each of calendar years 1994 and 1995 and has a reasonable expectation of reaching the same income level in calendar year 1996.

                                    The  undersigned is a trust, not formed
                    for the specific purpose of acquiring the Notes, with total assets in excess of $5,000,000 and whose purchase is directed by a person who either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment.

                                    The  undersigned is an entity in  which
                    all of the equity owners are accredited investors.

           (l) The foregoing representations, warranties, and agreements shall be true and correct in all respects on and as of the date of the issuance of the Notes to the Buyer as if made on and as of such date and shall survive such date.

           (m) If the Buyer is a corporation, partnership, trust, or other entity, it is authorized and qualified to purchase the Notes and the person signing this Note Purchase Agreement on behalf of such entity has been duly authorized by such entity to do so.

           (n) If the Buyer is purchasing Notes subscribed for hereby in a representative or fiduciary capacity, the representations and warranties contained herein and in any other written statement or document delivered to the Company in connection herewith shall be deemed to have been made on behalf of the person or persons for whom such Notes are being purchased.

      5. Indemnification. The Buyer agrees to indemnify and hold harmless the Company and its officers, directors, and affiliates against any and all loss, liability, claim, damage, and expense whatsoever (including, but not limited to, any and all expenses, including attorney's fees, reasonably incurred in investigating, preparing, or defending against any litigation commenced or threatened or any claim whatsoever) arising out of or based upon any false representations or warranty or breach or failure by the Buyer to comply with any covenant or agreement made by the Buyer herein.

       6. Irrevocability; Binding Effect. Subject to applicable state securities laws, the undersigned hereby acknowledges and agrees that the subscription hereunder is irrevocable, that the undersigned is not entitled to cancel, terminate, or revoke this Note Purchase Agreement or any agreements of the undersigned thereunder, and that this Note Purchase Agreement and such other agreements shall survive the death or disability of the undersigned and shall be binding upon and inure to the benefit of the parties and their heirs, executors, administrators, successors, legal representatives, and assigns.

      7.  Registration Rights.

          (a)  For purposes of this paragraph 7:

                (i) The term "Register," "Registered," and "Registration" refer to a Registration effected by preparing and filing with the Securities and Exchange Commission (the "Commission") a registration statement or similar document in compliance with the Act, and the declaration or ordering of effectiveness of such registration statement or document;

                (ii) The term "Registrable Securities" means the shares of Common Stock into which the Notes are convertible and any Common Stock issued as a dividend or other distribution with respect to or in exchange for or in replacement of the Common Stock issued or issuable upon conversion of the Notes.

                (iii) The term "Majority Holders" means those persons who own Notes in the aggregate principal amount of greater than 50% of the aggregate principal amount then outstanding.

           (b) Whenever the Company proposes to Register any of its Common Stock under the Act for a public offering of Common Stock (but not convertible debt securities) for cash, the Company shall give the Buyer written notice of its intent to do so. Upon the written request of the Buyer delivered to the Company within ten (10) business days after receipt of such notice, the Company shall use its best efforts to cause to be included in such Registration all of the Registrable Securities owned by the Buyer which the Buyer requests to be Registered; provided (i) the Buyer agrees to sell the Registrable Securities in the same manner and on the same terms and conditions as the other Common Stock which the Company proposes to Register, (ii) the proposed managing underwriter (which shall be selected by the Company in its sole discretion) does not advise the Company that in its opinion the inclusion of the Buyer's Registrable Securities (and the Registrable Securities held by others who purchased their Notes pursuant to the offering described in the Memorandum ["Other Buyers"], and who have given written request to have their Registrable Securities included in the registration statement) is likely to effect adversely the success of the offering by the Company or the price it would receive, in which case the rights of the Buyer shall be as provided in Paragraph 7(e), below, (iii) the Buyer shall be entitled to include in such Registration not more than one-half of its Registrable Securities if the
Registration is reasonably expected to become effective after the expiration of the time period which, under Rule 144(d), would permit public resales of the Registrable Securities, (iv) the Buyer shall not be entitled to include in such Registration any Registrable Securities which are freely tradable under Rule 144(k), and (v) the registration right under this paragraph 7(b) expires as to all Registrable Securities July 1, 2000, after which the Buyer shall have no right to have any Registrable Securities Registered.

           (c) In connection with any offering involving any underwriting of shares of Common Stock being issued by the Company, the Company shall not be required under Paragraph 7(b) to include any of the Buyer's Registrable Securities therein unless the Buyer accepts and agrees to the terms of the underwriting as agreed upon between the Company and the underwriters selected by it, and then only in such quantity as will not, in the opinion of the underwriters, jeopardize the success of the offering by the Company. If the total number of Registrable Securities which the Buyer and all Other Buyers request to be included in any offering exceeds the number of such Registrable Securities which the underwriters believe compatible with the success of the offering, the Company shall only be required to include in the offering so many of the Registrable Securities of the Buyer and the Other Buyers as the underwriters believe will not jeopardize the success of the offering. The shares so included shall be apportioned pro rata among the Buyer and the Other Buyers according to the total number of shares requested to be included in such offering by the Buyer and the Other Buyers, or in such proportions as shall be mutually agreed to by the Buyer and the Other Buyers, provided that no such reduction shall be made with respect to any securities offered by the Company for its own account.

           (d) As long as the Company has given any notice required by Paragraph 7(b), the Buyer shall not have the right to take any action to restrain, enjoin, or otherwise delay any Registration as the result of any controversy which might arise with respect to the interpretation or implementation of this Paragraph 7.

           (e) (i) Commencing on January 1, 1997, if the Company shall receive a written request (specifying that it is being made pursuant to this paragraph 7(e)) from the Majority Holders that the Company file a registration statement under the Act, covering the Registrable Securities, then the Company shall, within ten (10) days after the receipt thereof, give written notice of such request to all holders of Registrable Securities and shall, subject to the limitations contained in subparagraphs
(e)(ii) and (e)(iii) below, effect as soon as practicable, the Registration under the Act of all Registrable Securities which the Buyer and the Other Buyers request to be Registered within twenty (20) days after the mailing of such notice by the Company in accordance with subparagraph 8(h). Provided, however (A) in the event that Buyer does not request that its Registrable Securities be included in such Registration, Buyer shall be deemed to have waived all Registration rights under this paragraph 7, (B) Buyer shall be entitled in such Registration to register not more than one-half of its Registrable Securities if the Registration is reasonably expected to become effective after the expiration of the time period which, under Rule 144(d), would permit public resales of the Registrable
Securities, (C) the Buyer shall not be entitled to include in such Registration any Registrable Securities which are freely tradable under Rule 144(k), and (D) the Registration right under this paragraph 7(e) expires as to all Registrable Securities on July 1, 2000, after which the Buyer shall have no right to have any Registrable Securities registered.

                (ii) Notwithstanding the foregoing, (A) the Company shall not be obligated to effect a Registration pursuant to this paragraph 7(e) during the period starting with the date sixty (60) days prior to the Company's estimated date of filing of, and ending three (3) months following the effective date, of a registration statement pertaining to an underwritten public offering of securities for the account of the Company, provided that the Company is actively employing in good faith all reasonable efforts to cause such registration statement to become effective and that the Company's estimate of the date of filing such registration statement is made in good faith; and (B) if the Company shall furnish to Buyer and the other buyers a certificate signed by the President of the Company stating that in the good faith judgment of the Board of Directors it would be detrimental to the Company or its shareholders for a registration statement to be filed in the near future, then the Company's obligation to use its best efforts to file a registration statement shall be deferred for a period during which such filing would be detrimental, provided that this period will not exceed nine (9) months.

                (iii) The Company shall be obligated to effect no more than one Registration pursuant to this subparagraph 7(e).

           (f)   Whenever  required under this paragraph 7  to  effect  the
Registration  of  any  Registrable  Securities,  the  Company   shall,   as
expeditiously as reasonably possible:

                (i) Prepare and file with the Commission a registration statement with respect to such Registrable Securities and use its reasonable best efforts to case such registration statement to become effective, and, upon the request of the Majority Holders, keep such registration statement effective for not less than ninety (90) days or such earlier date as all securities offered are sold.

                (ii) Prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Act with respect to the disposition of all securities covered by such registration statement.

                (iii) Furnish to the selling Buyers such numbers of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Act, and such other documents as they may reasonably request in order to facilitate the disposition of Registrable Securities owned by them.

               (iv) Use its reasonable best efforts to Register and qualify the securities covered by such registration statement under such selling Buyers securities or Blue Sky laws of such jurisdictions as shall be reasonably requested by the selling Buyers, provided that the Company shall not be required in connection therewith or as a condition thereto to qualify to do business or to file a general consent to service of process in any such states or jurisdiction.

           (g) It shall be a condition precedent to the obligations of the Company to take any action pursuant to this paragraph 7 that the selling Buyers shall furnish to the Company such information regarding themselves, the Registrable Securities held by them, and the intended method of disposition of such securities as shall be required to effect the Registration of their Registrable Securities.

            (h) All expenses (other than underwriting discounts and commissions) incurred in connection with a Registration pursuant to subparagraph 7(e), including (without limitation) all Registration, filing and qualification fees, printer's and accounting fees, and fees and disbursements of counsel for the Company (but not counsel for the selling Buyers), shall be borne by the Company; provided, however, that the Company shall not be required to pay the cost of any special audits required for a Registration effected pursuant to subparagraph 7(e) hereof, or any expenses of any Registration proceeding begun pursuant to subparagraph 7(e) if the Registration request is subsequently withdrawn at the request of the Majority Holders, unless the Majority Holders agree to forfeit a right to demand Registration pursuant to subparagraph 7 (e) (in which event such right shall be deemed to be forfeited by all Buyers). In the absence of such an agreement to forfeit, the Buyers requesting withdrawal of the Registration request shall bear all such expenses pro rata on the basis of the Registrable Securities to have been Registered by such Buyers.

           (i) The Company shall bear and pay all costs of and incidental to any Registration, filing or qualification of Registrable Securities with respect to the Registration pursuant to subparagraph 7(b) for each Buyer, including all Registration, filing, and qualification fees, printer's and accounting fees relating or apportionable thereof except that Buyers shall pay all legal fees and disbursements of their counsel, if any, and the Buyers will bear and pay their pro rata portion of any underwriting discounts and commissions.

           (j) In connection with any Registration of the Registrable Securities, Buyer shall provide to the Company such information as may be reasonably required by the Company to prepare and file such registration statement in accordance with applicable provisions of the Act and the Rules and Regulations thereunder. Buyer shall furnish such information in writing within five business days after written request by the Company. The Company shall have sole control of the preparation, filing, amendment, and supplementation of any registration statement to be filed on behalf of the Buyer.

           (k) In the event that any of the Notes shall at any time be transferred of record by the Buyer, the rights herein conferred shall not extend to any such transferee.

           (l) In the event of (i) the Registration of any Registrable Securities under the Act pursuant to the provisions of this Agreement and to the extent permitted by applicable law, the Company agrees to indemnify and hold harmless Buyer, and each other person, if any, who controls Buyer within the meaning of the Act, from and against any and all losses, claims, damages, or liabilities (or actions in respect thereof) which arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any registration statement under which such Registrable Securities were Registered under the Act or any prospectus contained therein, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse Buyer, and each such controlling person, for any legal or any other expenses reasonably incurred by Buyer, or controlling person in connection with investigating or defending any such loss, claim, damage, liability, or action provided, however, that the Company will not be liable in any such case to the extent that any such loss, claim, damage, or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such registration statement or such prospectus in reliance upon, and in conformity with, information furnished to the Company by Buyer or such controlling person, specifically for use in preparation thereof; (ii) the Registration of any Registrable Securities under the Act pursuant to the provisions of this Agreement and to the extent permitted by applicable law, Buyer, and each other person, if any, who controls Buyer within the meaning of the Act, agrees to indemnify and hold harmless the Company, each person who controls the Company within the meaning of the Act, and each officer and director of the Company from and against any losses, claims, damages, or liabilities, joint or several, to which the Company, such controlling person, or any such officer or director may become subject under the Act or otherwise, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any registration statement under which such Registrable Securities were Registered under the Act or any prospectus contained therein, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, which untrue statement or alleged untrue statement or omission or alleged omission was made therein in reliance upon, and in conformity with, information furnished to the Company by Buyer or such controlling person specifically for use in connection with the preparation thereof; and will reimburse the Company, each such controlling person and each such officer or director for any legal or any other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability, or action; (iii) the Registration of any Registrable Securities under the Act pursuant to the provisions of this Agreement, promptly after receipt by an indemnified party of notice of the commencement of any action or the assertion of a claim which may be subject to indemnification hereunder, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, give written notice to such indemnifying party of the commencement or assertion thereof, but the omission so to notify the indemnifying party will not relieve it from any liability which it may have to any indemnified party otherwise than pursuant to the provisions of this paragraph 7(l). In case any such action is brought or such assertion made against any indemnified party, and it notifies any indemnifying party of such commencement or assertion made against any indemnified party, the indemnifying party will be entitled to participate in and, to the extent that it may wish, jointly with any other indemnifying party similarly notified, and to assume the defense thereof, with counsel satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party will not be liable to such indemnified party for any legal or other expenses subsequently incurred by such indemnified party in connection with the defense thereof, other than the reasonable cost of investigation.

      8.  Miscellaneous.

           (a) Neither this Note Purchase Agreement nor any provisions hereof shall be waived, modified, discharged, or terminated except by an instrument in writing signed by the party against whom any such waiver, modification, discharge, or termination is sought.

           (b) This Note Purchase Agreement contains the entire agreement of the parties with respect to the subject matter hereof and there are no representations, covenants, or other agreements except as stated or referred to herein or in contemporaneously signed written agreements.

           (c) Each provision of this Note Purchase Agreement is intended to be severable from every other provision, and the invalidity or illegality of any portion hereof shall not affect the validity or legality of the remainder hereof.

           (d) This Note Purchase Agreement is not transferable or assignable by the undersigned.

           (e) This Note Purchase Agreement shall be governed by and construed in accordance with the laws of the State of Florida as applied to residents of that state executing contracts wholly to be performed in that state.

           (f) Each party hereto agrees to submit to the personal jurisdiction and venue of the state and federal courts in the State of Florida, in the judicial circuit including Pinellas County, for resolution of all disputes and causes of action arising out of this Agreement, and each party hereby waives all questions of personal jurisdiction and venue of such courts, including, without limitation, the claim or defense therein that such courts constitute an inconvenient forum.

          (g) If any legal proceeding is brought to enforce this Agreement or any provision of it or because of any default in any representation, warranty, covenant, indemnity, or provision of it, the successful or prevailing party shall be paid all costs and expenses, including reasonable attorneys' fees through all proceedings, trials, or appeals.

           (h) All notices or other communications provided for herein to be given or sent to a party by the other party shall be deemed validly given or sent if in writing and mailed, postage prepaid, by Registered or certified United States mail, addressed to the parties at their addresses herein below set forth. Either party may give notice to the other party at any time, by the method specified above, of a change in the address at which, or the person to whom, notice is to be addressed.

             Principal Amount of Notes Purchased:
                                                  --------------------

                              BUYER:
                                     ---------------------------
                              [Signature of Buyer]

                                     ---------------------------
                              [Print Name]

Mailing Address of Buyer:
                           --------------------------------
                           --------------------------------
Taxpayer Identification Number
or Social Security Number:
                           --------------------------------


                                   ACCEPTED BY:
                                   PAGES, INC.

                                   By:  /s/  S. Robert Davis
                                      -------------------------
                                     As President


                                   Address:  Pages, Inc.
                                             5720 Avery Road
                                             Dublin, Ohio  43016

   (1) For purposes of this Agreement, "net worth" (except as otherwise specifically defined) means the excess of total assets at fair market value, including home and personal property, over total liabilities, including mortgages and income taxes on unrealized appreciation of assets.
   (2) For purposes of this Agreement, "individual income" means "adjusted gross income" as reported for federal income tax purposes, less any income attributable to a spouse or to property owned by a spouse, increased by the following amounts (but not including any amounts attributable to a spouse or to property owned by a spouse): (i) the amount of any interest income received which is tax-exempt under Section 103 of the Internal Revenue Code of 1986, as amended (the "Code"); (ii) the amount of losses claimed as a limited partner in a limited partnership (as reported on Schedule E of Form
1040); (iii) any deduction claimed for depletion under Section 611 et seq. of the Code; and (iv) any amount by which income from long-term capital gains has been reduced in arriving at adjusted gross income pursuant to the provisions of Section 1202 of the Internal Revenue Code of 1986, as amended.

     The securities represented by this Note have not been Registered under the Securities Act of 1933, as amended, and may not be sold, pledged, by apothecated, donated, or otherwise transferred, whether or not for consideration, unless either the securities have been
     Registered under such Act or an exemption from such Registration requirement is available. If the securities are to be sold or transferred pursuant to an exemption from the Registration requirement, the Company may require a written opinion of counsel, in form and content satisfactory to the Company, to the effect that Registration is not required or that such transfer will not violate such Act or applicable state securities laws.


                           PAGES, INC.

           12% CONVERTIBLE SUBORDINATED NOTE DUE 2000

$500,000.00                                              NO. 4

      Pages,  Inc.  a  Delaware corporation  (herein  called  the
"Issuer") , for value received, hereby promises to pay to S. Robert Davis or permitted assigns, ("Payee"), the principal sum of Five Hundred Thousand Dollars on August 1, 2000, and to pay interest on the unpaid principal balance hereof at a rate of twelve percent (12%) per annum from the date hereof or from the most recent interest payment date to which interest has been paid, on each January 1, April 1, July 1, and October 1 commencing October 1, 1997 (each an "Interest Payment Date"), until the principal hereof is paid in full. Payment of the principal of and interest on this Note will be made to Payee by check mailed to the address of Payee set forth above or at such other address as Payee designates by written notice received by Issuer not less than fifteen days prior to a payment date.

      This note is one of a duly authorized issue of the Notes of the Issuer designated as its 12% Convertible Subordinated Notes due 2000 (herein called the "Notes"), limited in aggregate principal amount to $2,800,000 and the following is a statement of the rights of the holder of this Note and the conditions to which this Note is subject, to which the holder hereof ("Holder"), by the acceptance of this Note, assents:

      1. Equal Rank. All Notes of this issue rank equally and ratably without priority over one another.


     2.   Subordination.

           (a) General. The indebtedness evidenced by the Notes is and shall remain subordinate and subject in right of payment, to the extent and in the manner hereinafter set forth, to the prior payment in full of all of the Senior Indebtedness. "Senior Indebtedness" means the principal of (and premium, if any) and unpaid interest on (i) indebtedness of the Issuer or with respect to which the Issuer is a guarantor, whether outstanding on the date hereof or hereafter created, to banks, insurance companies or other lending institutions regularly engaged in the business of lending money, which is for money borrowed by the Issuer or a subsidiary of the Issuer, whether or not secured, including but not limited to that certain Second Amended and Restated Loan Agreement dated as of December 31, 1996, between the Issuer and The Huntington National Bank, a National Banking Association and
(ii) any deferrals, renewals or extensions of any such indebtedness or any debentures, notes or other evidence of indebtedness issued in exchange for such Senior Indebtedness.

            (b) Distribution of Assets, Liquidation or Reorganization. Upon any payment or distribution of the assets of the Issuer upon any dissolution or winding up or total liquidation or reorganization of the Issuer (whether in bankruptcy, insolvency, reorganization or receivership proceedings, or upon an assignment for the benefit or creditors, or any other marshaling of the assets and liabilities of the Issuer, or otherwise):

                (i) all Senior Indebtedness shall first be paid in full in cash, or provision made for such payment, before any holder of this Note shall be entitled to receive any payments or distributions from or by the Issuer on account of the principal of and premium, if any, or interest on the indebtedness evidenced by this Note;

               (ii) any payments or distribution of assets of the Issuer of any kind or character, whether in cash, property or securities, to which any holder of this Note would be entitled except for the provisions of this subparagraph (b) shall be paid or delivered by the Issuer or by any trustee in bankruptcy, receiver, assignee for benefit of creditors, or other liquidating agent making such payment or distribution, directly to the holders of Senior Indebtedness or their representative or representatives, or to such trustee or trustees under any indenture pursuant to which any instruments evidencing any of such Senior Indebtedness may have been issued, ratably according to the aggregate amounts remaining unpaid on account of the Senior Indebtedness held or represented by each, to the extent necessary to pay all Senior Indebtedness in full after giving effect to any concurrent payment or distribution, or provision therefor, to the holders of such Senior Indebtedness; and

                (iii) in the event that, notwithstanding the foregoing, any payment or distribution of assets of the Issuer of any kind or character, whether in cash, property or securities, shall be received by any holder of this Note before all Senior Indebtedness is paid in full, or provision made for its payment, such payment or distribution shall be held in trust for the benefit of, and shall be paid over or delivered to, the holders of such Senior Indebtedness or their representative or representatives, or to the trustee or trustees under any indenture pursuant to which any amendments evidencing any of such Senior Indebtedness may have been issued ratably as aforesaid, for application to the payment of all Senior Indebtedness remaining unpaid to the extent necessary to pay all such Senior Indebtedness after giving effect to any concurrent payment or distribution, or provision therefor, to the holders of such Senior Indebtedness.

      For purposes of this Note the words "cash, property or securities" shall not be deemed to include shares of stock of the Company as reorganized or securities of the Company or any other corporation provided for by a plan of reorganization or readjustment, the payment of which is subordinated at least to the extent provided in this paragraph 2 with respect the payment of all Senior Indebtedness which may at the time be outstanding, provided that (x) the Senior Indebtedness is assumed by the new corporation, if any, resulting from any such reorganization or readjustment, and (y) the rights of the holders of the Issuer Senior Indebtedness are not, without the consent of such holders, altered by such reorganization or readjustment.

      3. Subrogation. Subject to the payment in full of all Senior Indebtedness, the holders of the Notes shall be subrogated to the rights of the holders of Senior Indebtedness to receive payments or distributions of assets of the Issuer made on the Senior Indebtedness until the principal of, premium, if any, and interest on the Notes shall be paid in full, and for purposes of such subrogation, no such payments or distributions to the holders of Senior Indebtedness of cash, property or securities, which otherwise would be payable or distributable to the holders of the Notes, shall as between the Issuer, its creditors other than the holders of Senior Indebtedness, and the holders of the Notes, be deemed to be a payment by the Issuer to or on account of the Notes, it being understood that the provisions of this paragraph are intended solely for the purpose of defining the relative rights of the holders of the Notes, on the one hand, and the holders of Senior Indebtedness, on the other hand.

     4.   Nonimpairment.

           (a) General. Nothing contained in this Note is intended to or shall impair, as between the Issuer, the Issuer's creditors other than the holders of Senior Indebtedness, and any holder of Senior Indebtedness, and any holder of Notes, the obligation of the Issuer, which is absolute and unconditional, to pay to the holders of the Notes the principal of, premium, if any, and interest on the Notes, as and when the same shall become due and payable in accordance with the terms, and which subject to the rights under this paragraph 4 of the holders of Senior Indebtedness, is intended to rank equally with all other general obligations of the Issuer, or is intended to or shall affect the relative rights of the holders of the Notes and creditors of the Issuer other than the holders of Senior Indebtedness, nor shall anything herein or therein prevent the holders of the Notes from exercising all remedies otherwise permitted by applicable law upon the occurrence of an event of default (as that term is hereinafter defined), subject to the rights, if any, under this paragraph of the holders of Senior Indebtedness in respect of cash, property or securities of the Issuer received upon the exercise of any such remedy.

           (b) Payment of Principal. (i) No payment on account of principal, premium, if any, or interest on the Notes shall be made by the Issuer unless full payment of amounts then due for principal, premium, if any, sinking fund and interest on all Senior Indebtedness has been made or duly provided for in money, and (ii) no payment on account of principal, premium, if any, or interest on the Notes shall be made by the Issuer if, at the time of such payment or immediately after giving effect thereto, (x) there shall exist a default in the payment of principal, premium, if any, sinking fund or interest with respect to any Senior Indebtedness, or (y) there shall have occurred an event of default (other than a default in the payment of principal, premium, if any, sinking fund or interest) with respect to any Senior Indebtedness, as defined therein or in the instrument under which the same is outstanding, permitting the holders thereof to accelerate the maturity thereof, and such event of default shall not have been cured or waived or shall not have ceased to exist.

     5.   Remedies.

          (a) Events of Default. Wherever used herein, the term "Event of Default" means any one of the following events (whatever the reason for such Event of Default and whether it shall be voluntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

                (i) default by the Issuer in the payment of any installment of interest on any Note when such interest shall have become due and payable and such default continues for a period of 20 days; or

                (ii) default by the Issuer in the payment of the principal of any Note when it becomes due and payable at its maturity; or

                (iii)     the entry with respect to the Issuer by
a court having competent jurisdiction of:

                     (A)  a decree or order for relief in respect
          of the Issuer in an involuntary proceeding under any applicable bankruptcy, insolvency, reorganization or other similar law and such decree or order shall remain unstayed and in effect for a period of 60 consecutive days; or

                     (B)   a decree or order adjudging the Issuer
          to be insolvent, or approving a petition seeking reorganization, arrangement, adjustment or composition of the Issuer and such decree or order shall remain unstayed and in effect for a period of 60 consecutive days; or

                     (C)  a decree or order appointing any person
          to act as a custodian, receiver, liquidator, assignee, trustee or other similar official of the Issuer or of any substantial part of the property of the Issuer, or ordering the winding up or liquidation of the affairs of the Issuer and such decree or order shall remain unstayed and in effect for a period of 60 consecutive days; or

               (iv) the commencement by the Issuer of a voluntary case or proceeding under any applicable bankruptcy, insolvency, reorganization or other similar law or of any other case or proceeding seeking to be adjudicated bankrupt or insolvent or the consent by the Issuer to the entry of a decree or order for relief in an involuntary case or proceeding under any applicable bankruptcy, insolvency, reorganization or other similar law or to the commencement of any bankruptcy or insolvency case or proceeding against it, or the filing by the Issuer of a petition or answer or consent seeking reorganization or relief under any applicable law, or the consent by the Issuer to the filing of such petition or to the appointment of or taking possession by a custodian, receiver, liquidator, assignee, trustee or similar official for the Issuer or for any substantial part of the property of the Issuer, or the making by the Issuer of an assignment for the benefit of creditors, or the admission by it in writing of its inability to pay its debts generally as they become due or the taking of corporate action by the Issuer in furtherance of any such action.

           (b) Acceleration. If an event of Default occurs and is continuing, then the holders of not less than twenty-five percent (25%) in principal amount of the outstanding Notes may declare the principal of all the Notes, and the interest accrue thereon, to be due and payable immediately, by notice in writing to the Issuer, and upon such declaration such amount shall become immediately due and payable. At any time after such a declaration has been made and before a judgment order or decree for payment of the amount due has been obtained, the holders of not less than a majority in principal amount of the outstanding Notes, by written notice to the Issuer, may rescind and annul such declaration and its consequences if: (i) the Issuer has paid a sum of money sufficient to pay all overdue installments of interest on all Notes, the principal of all Notes if after August 1, 2000, all sums advanced as costs of collection and reasonable attorney's fees incurred in collection; and (ii) all events of default shall have been cured or waived in writing by the holders less than a majority in principal amount of the outstanding Notes.

           If a declaration has been made as set forth above and has not been rescinded and annulled, and the Issuer has not paid all amounts then due under all the Notes, the holders of not less than twenty-five percent (25%) in principal amount of the outstanding Notes may in their names, for the benefit of all holders of outstanding Notes, institute a judicial proceeding for the collection of the money due and unpaid under all Notes, may prosecute such proceeding to judgment or final decree, and may enforce the same against the Issuer.

           The holders of not less than twenty-five percent (25%) in principal amount of the outstanding Notes may prosecute and enforce all rights of action and claim given to such holders without the possession of any of the Notes or the production thereof in any proceeding relating thereto and any recovery of judgment, after provision for or payment of the reasonable compensation and expenses of counsel, shall be for the ratable benefit of each and every holder of an outstanding Note in respect of which such the judgment has been recovered.

           (c) Restriction on Holders. No holder of any Note shall (except in conjunction with other holders who, together with such holders constitute the holders of not less than twenty-five percent (25%) in principal amount of the outstanding Notes) have any rights to institute any proceeding, judicial or otherwise, with respect to the Note, or for appointment of a receiver or trustee, or for any other remedy hereunder unless:
(i) such holder has previously given written notice of such Event of Default to the Company and (ii) the holders of not less than twenty-five percent (25%) of the outstanding Notes have not instituted a judicial proceeding under paragraph 5(b) hereof for collection, it being understood and intended that no one or more of such holders shall have any right in any manner whatever by virtue of, or by availing of, any provision of any Note to effect, disturb or prejudice the rights of any other holders of the Notes, or to obtain or to seek to obtain priority or preference over any other holders of the Notes or to enforce any right under this Note, except in the manner herein provided and for the equal and ratable benefit of all such holders.

           (d) Absolute Right to Payment. Notwithstanding any other provision in this Note, the holder of this Note shall have the right, which is absolute and unconditional, to receive payment of the principal of and interest on such Note on the stated maturity therefor specified above and to institute suit for the enforcement of any such payment, and such rights shall not be impaired without the consent of such holder.

           (e) Non-Exclusive Rights and Remedies. No right or remedy herein conferred upon or reserved to each and every holder of a Note is intended to be exclusive of any other right or remedy, and every right and remedy, to the extent permitted by law, shall be cumulative and in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or otherwise. The assertion or exercise of any right or remedy hereunder, or otherwise, shall not prevent the concurrent assertion or exercise of any other appropriate right or remedy.

          (f) Waiver. No delay or omission of any holder of any Note to exercise any right or remedy accruing upon any Event of Default shall impair any such right or remedy or constitute a waiver of any such Event of Default or an acquiescence therein. Every right and remedy given by this Article or by law to any holder of a Note may be exercised from time to time, and as often as may be deemed expedient by such holder.

           (g) List of Noteholders. The Issuer shall furnish or cause to be furnished to each holder of a Note, within thirty
(30) days after the receipt by the Issuer of a written request therefor, a list of all holders of Notes including the name and last known address of such holder and the outstanding principal amount of the Note(s) held by such holder.

     6. Redemption. The Notes may be redeemed at the option of the Issuer at any time as a whole, or from time to time in part substantially pro rata, upon the notice referred to below, at a redemption price of one hundred five percent (105%) of the principal amount thereof together with interest accrued on the principal amount redeemed to the date fixed for redemption.

      7. Notice of Redemption, etc. Notice of redemption shall be mailed to the holders of the Notes not less than 30 days prior to the date fixed for redemption, to their last addresses as they shall appear upon the records of the Issuer. If this Note is redeemed in part, the Issuer shall, at its option and without charge to the holder hereof, either (i) execute and deliver to the holder a Note for the unredeemed balance of the principal amount thereof, or (ii) make note thereon of the portion of the principal amount hereof so called for redemption and redeemed, upon surrender of this Note at the principal office of the Issuer in St. Petersburg, Florida. Following the date fixed for redemption, interest shall be payable only on the portion of this Note not so called for redemption.

     8.   Conversion of Securities.

          (a) Conversion Privilege and Conversion Price. At any time after the expiration of twelve months after this Note was purchased from the Company, subject to and upon compliance with the provisions of this paragraph 8, at the option of the Holder thereof, up to 85% of the original principal amount of any Note or any portion thereof which equals $1,000 or any integral multiple thereof may be converted into fully paid and nonassessable shares (calculated as to each conversion to the nearest whole share) of the Issuer's common stock, $.01 per share ("Common Stock"), at the conversion price set forth below. Such conversion right shall expire at the close of business on July 31, 2000. In case a Note or portion thereof is called for redemption, such conversion right in respect of the Note or portion so called shall expire at the close of business on the business day immediately preceding the date fixed for redemption, unless the Company defaults in making the payment due upon redemption.

           The price at which shares of Common Stock shall be delivered upon conversion (herein called the "conversion price") shall be initially $1.875 per share of Common Stock. The conversion price shall be adjusted in certain instances as provided in subparagraphs (d)(i), (d)(ii), (d) (iii) and (d)(vii) of this paragraph 8.

           (b) Exercise of Conversion Privilege. In order to exercise the conversion privilege, the Holder of any Note shall surrender such Note, duly endorsed or assigned to the Company or in blank, at the principal executive office of the Company , accompanied by written notice to the Company at such office that the Holder elects to convert such Note or, if less than the entire principal amount thereof is to be converted, the portion thereof to be converted. In the case of any Note which is converted, accrued interest payable after the date of conversion of such Note shall be prorated to the date of conversion.

            Notes   shall  be  deemed  to  have  been   converted
immediately prior to the close of business on the day of surrender of such Notes for conversion in accordance with the foregoing provisions, and at such time the rights of the Holders of such Notes as Holders shall cease, and the person or persons entitled to receive the Common Stock issuable upon conversion shall be treated for all purposes as the record holder or holders of such Common Stock as an after such time. As promptly as practicable on or after the conversion date, the Company shall issue and shall deliver to the Holder a certificate or certificates for the number of full shares of Common Stock issuable upon conversion, together with payment in lieu of any fraction of a share, as provided in subparagraph 8(c).

           In the case of any Note which is converted in part only, upon such conversion the Company shall execute and deliver to the Holder thereof, at the expense of the Company, a new Note or Notes of authorized denominations in aggregate principal amount equal to the unconverted portion of the principal amount of such Note.

           (c) Fractions of Shares. No fractional share of Common Stock shall be issued upon conversion of Notes. If more than one Note shall be surrendered for conversion at one time by the same holder, the number of full shares which shall be issuable upon conversion thereof shall be computed on the basis of the aggregate principal amount of the Notes (or specified portions thereof) so surrendered. Instead of any fractional share of Common Stock which would otherwise be issuable upon conversion of any Note or Notes (or specified portions thereof), the Company shall pay a cash adjustment in respect of such fractional share in an amount equal to such fraction multiplied by the Closing Price (as hereinafter defined) at the close of business on the day of conversion (or, if such day is not a trading day, on the trading day immediately preceding such day).

          (d)  Adjustment of Conversion Price.

                (i)   In case the Company shall (A) issue  Common
Stock as a dividend or distribution on its capital stock, including the Common Stock, (B) combine its outstanding shares of Common Stock into a smaller number of shares, (C) subdivide its outstanding shares of Common Stock into a greater number of shares, or (D) issue by reclassification of its Common Stock any shares of capital stock of the Company, the conversion price in effect immediately prior to such action shall be adjusted so that the Holder of any Note thereafter surrendered for conversion shall be entitled to receive the number of shares of Common Stock or other capital stock of the Company that it would have owned or been entitled to receive immediately following such action had such Note been converted immediately prior to the occurrence of such action. An adjustment made pursuant to this subparagraph
(d)(i) shall become effective immediately after the record date, in the case of a dividend or distribution, or immediately after the effective date, in the case of a subdivision, combination or reclassification.

                (ii) In case the Company shall issue rights, warrants or options to all holders of its outstanding shares of Common Stock entitling them to subscribe for or purchase shares of Common Stock (or securities convertible into Common Stock) at a price per share less than the Current Market Price per share (as determined pursuant to subparagraph (iv) of this paragraph 8(d)) of the Common Stock, the conversion price in effect immediately prior thereto shall be adjusted so that it shall equal the price determined by multiplying the conversion price in effect immediately prior to the date of issuance of such rights, warrants or options by a fraction of which the numerator shall be the number of shares of Common Stock outstanding on the date of issuance of such rights, warrants or options (immediately prior to such issuance) plus the number of shares that the aggregate offering price of the total number of shares so offered would purchase at such Current Market Price, and of which the denominator shall be the number of shares of Common Stock outstanding on the date of issuance of such rights, warrants or options immediately prior to such issuance) plus the number of additional shares of Common Stock offered for subscription or purchase. Such adjustment shall be made successively whenever any rights, warrants or options are issued, and shall become effective immediately after the record date for the determination of stockholders entitled to receive such rights, warrants or options. In determining whether any rights, warrants or options entitle the holders to subscribe for or purchase shares of Common Stock at less than such Current Market Price, and in determining the aggregate offering price of such shares of Common Stock, there shall be taken into account any consideration received by the Company for such rights, warrants or options, the value of such consideration, if other than cash, to be determined by the Company's Board of Directors (whose determination shall be conclusive); provided, however, that rights, warrants or options issued by the Company to all holders of its Common Stock entitling the holders thereof to subscribe for or purchase shares of Common Stock, which rights, warrants or options (A) are deemed to be transferred with such shares of Common Stock, (B) are not exercisable and (C) are also issued in respect of future issuance of Common Stock, in each case in clauses (A) through (C) until the occurrence of a specified event or events, shall, for purposes of this subparagraph 8(d)(ii), not be deemed issued until the occurrence of the earliest such specified event.

                (iii)     In case the Company shall distribute to
all holders of its outstanding Common Stock any shares of a capital stock (other than Common stock), evidences of its indebtedness or assets (including securities and cash, but excluding any regular periodic cash dividend paid from surplus of the Company and dividends or distributions payable in stock for which adjustment is made pursuant to subsection (i) of this paragraph 8(d)) or rights, warrants or options to subscribe for or purchase securities of the Company (excluding those referred to in subparagraph (ii) of this paragraph 8(d)), then in each such case the conversion price shall be adjusted so that the same shall equal the price determined by multiplying the conversion price in effect immediately prior to the record date of such distribution by a fraction of which the numerator shall be the
Current Market Price per share (as determined pursuant to the subparagraph (iv) of this paragraph 8(d) of the Common Stock less the fair market value on such record date (as determined by the Board of Directors, whose determination shall be conclusive) of the portion of the capital stock or the evidences of indebtedness or the assets so distributed to the Holder of one share of Common stock or of such rights, warrants or options applicable to one share of Common Stock, and of which the denominator shall be such Current Market Price per share of Common Stock. Such adjustment shall become effective immediately after the record date for the determination of stockholders entitled to receive such distribution; provided, however, that rights, warrants or options issued by the Company to all holders of its Common Stock entitling the holders thereof to subscribe for or purchase shares of securities of the Company (excluding those referred to in subsection (ii) of this paragraph 8(d)), which rights, warrants or options (A) are deemed to be transferred with such shares of Common Stock, (B) are not exercisable and (C) are also issued in respect of future issuance of Common Stock, in each case in clauses (A) through (C) until the occurrence of a specified event or events, shall, for purposes of this paragraph 8(d), not be deemed issued until the occurrence of the earliest such specified event.

                (iv) For the purpose of any computation under subparagraphs (ii) and (iii) of this paragraph 8(d), the Current Market Price per share of Common stock on any date shall be deemed to be the average of the Daily Market Prices (as defined herein) for the shorter of (A) 30 consecutive business days ending on the last full trading day on the exchange or market referred to in determining such daily market prices prior to the Time of Determination (as defined herein) or (B) the period commencing on the date next succeeding the first public announcement of the issuance of such rights or warrants or such distribution, as the case may be, through such last full trading day prior to the Time of Determination. "Daily Market Price" means the price of a share of Common Stock on the relevant date, determined on the basis of the last reported sale price regular way of the Common Stock as reported on the Nasdaq National
Market, or if there is no such reported sale on the day in question, on the basis of the average bid and asked quotations regular way as so reported. "Time of Determination" means for purposes of paragraph 8(d)(ii) or (iii), the record date for determining stockholders entitled to receive the rights, warrants or distributions referred to in paragraph 8(d)(i) and (ii).

                (v) In any case in which this paragraph 8(d) shall require that an adjustment be made immediately following a record date or an effective date, the Company may elect to defer (but only for ten business days) issuing to the Holder of any Note converted after such record date or effective date the shares of Common Stock issuable upon such conversion over and above the shares of Common Stock issuable upon such conversion on the basis of the conversion price prior to adjustment and paying to such Holder any amount of cash in lieu of a fractional share.

                (vi) No adjustment in the conversion price shall be required to be made unless such adjustment would require an increase or decrease of at least 1% of such price; provided, however, that any adjustments that by reason of this subparagraph
(vi) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this paragraph 8(d) shall be made to the nearest cent or to the nearest 1/100th of a share, as the case may be. Anything in this paragraph 8(d) to the contrary notwithstanding, the Company shall be entitled to make such reduction in the conversion price, in addition to those adjustments required by this paragraph 8(d), as it in its discretion shall determine to be advisable in order that any stock dividend, subdivision of shares, distribution of rights to purchase stock or securities or distribution of securities convertible into or exchangeable for stock hereafter made by the Company to its shareholders shall not be taxable to the recipients.

                (vii) In the event that at any time as a result of an adjustment made pursuant to subparagraph (i) of this paragraph 8(d), the holder of any Security thereafter surrendered for conversion shall become entitled to receive any shares of the Company other than shares of Common Stock, thereafter the conversion price of such other shares so receivable upon conversion of any Security shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to Common Stock contained in this paragraph 8.

            (e)   Notice  of  Adjustments  of  Conversion  Price.
Whenever the conversion price is adjusted as herein provided:

                (i) the Company shall compute the adjusted conversion price in accordance with paragraph 8(d) and it shall prepare a certificate signed by the Treasurer or Chief Financial Officer of the Company setting forth the adjusted conversion price and showing in reasonable detail the facts upon which such adjustment is based; and

                (ii) such certificate and a notice stating that the conversion price has been adjusted and setting forth the adjusted conversion price shall forthwith be prepared, and as soon as practicable after it is prepared, shall be mailed by the Company at its expense to all Holders at their last addresses as they shall appear on the Company's records.

           (f) Taxes on Conversions. The Company will pay any and all original issuance, transfer, stamp and other similar taxes that may be payable in respect of the issue or delivery of shares of Common Stock on conversion of Notes pursuant hereto. The Company shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issue and delivery of shares of Common Stock in a name other than that of the Holder of the Note or Notes to be converted, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the Company the amount of any such tax, or has established to the satisfaction of the Company that such tax has been paid.

            (g)   Covenant  as  to  Common  Stock.   The  Company
covenants that all shares of Common Stock which may be issued upon conversion of Notes will upon issue be validly issued, fully paid and nonassessable.

           (h)   Cancellation  of  Converted  Notes.   All  Notes
delivered for conversion shall be canceled by the Company.

           (i) Provisions as to Consolidation, Merger or Sale of Assets. Notwithstanding any other provision herein to the contrary, in case of any consolidation or merger to which the Company is a party (other than a merger or consolidation in which the Company is the continuing corporation and in which the
Company's  Common  Stock  outstanding immediately  prior  to  the merger or consolidation is not exchanged for cash or the securities or other property of another corporation), or in case of any sale or conveyance to another corporation of the property of the Company as an entirety or substantially as an entirety, or in the case of any statutory exchange of securities with another corporation (other than in connection with a merger or acquisition) the corporation formed by such consolidation or the corporation whose securities, cash or other property will immediately after the merger or consolidation be owned, by virtue of the merger or consolidation by the holders of Common Stock of the Company immediately prior to the merger, or the corporation that shall have acquired such assets or securities of the Company, as the case may be, shall promptly execute and deliver to the Holders an agreement providing that the holder of each Note then outstanding shall have the right thereafter to convert such Note into the kind and amount of securities, cash or other property receivable upon such consolidation, merger, statutory exchange, sale or conveyance by a holder of the number of shares of Common Stock into which such Note might have been converted immediately prior to such consolidation, merger, statutory exchange, sale or conveyance assuming such holder of Common Stock did not exercise its rights of election, if any, as to the kind or amount of securities, cash or other property receivable upon such consolidation, merger, statutory exchange, sale or conveyance (provided that, if the kind or amount of securities, cash or other property receivable upon such consolidation, merger, statutory exchange, sale or conveyance is not the same for each share of Common Stock in respect of which such rights of election shall not have been exercised (a "non-electing share"), then for the purposes of this paragraph 9, the kind and amount of securities, cash or other property receivable upon such consolidation, merger, statutory exchange, sale or conveyance for each non-electing share shall be deemed to be the kind and amount so receivable per share by a plurality of the non-electing shares). Such Agreement shall provide for appropriate adjustment with respect to the rights of the holders of the Notes, to the end that the provisions set forth in this paragraph 8 shall thereafter correspondingly be made applicable, as nearly as may reasonably be, in relation to any shares of stock or other securities or property thereafter deliverable on the conversion of the Notes.

      The above provisions of this paragraph 8(i) shall similarly apply to successive consolidations, mergers, statutory exchanges, sales or conveyances.

     9.   Miscellaneous.

          The Issuer agrees to pay all costs of collection of the Notes, including reasonable attorneys' fees. Reasonable attorneys' fees are defined to include, but not be limited, all fees and costs incurred in all matters of collection and enforcement, construction and interpretation before, during, and after suit, trial, proceedings, court-ordered mediation or arbitration, and appeals, as well as appearances in and connected with any bankruptcy proceedings or creditors or organization or similar proceedings.

           The validity, interpretation and performance of the Notes shall be governed by the laws of the State of Florida, without giving effect to principals of comity or conflicts of law thereof.

      IN WITNESS WHEREOF, the Issuer has caused this Note to be signed in its name by its President and attested by its Secretary.

Dated:  July 16, 1997

ATTEST:                            PAGES, INC.


/s/  Jean  P. Davis                            By: /s/ S.  Robert
Davis
Asst. Secretary                              as President



0016417.01

                           EXHIBIT 11
                           PAGES, INC.
                COMPUTATION OF PER SHARE EARNINGS

                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                          September 30,
                                                              ----------------------------           -----------------------------
                                                               1997                 1996               1997                1996
                                                              ---------          ---------           ---------          ----------
Primary
Weighted average number of common shares
outstanding                                                   6,360,000          5,483,000           6,251,000          5,366,000

Adjustment for stock options which have a dilutive
effect based upon the average market price for
common stock:
  Add dilutive stock options                                          -                  -                   -                  -
  Deduct shares that could be repurchased
    from the proceeds of dilutive options                             -                  -                   -                  -
                                                              ---------          ---------           ---------          ----------

Weighed average common and common equivalent shares           6,360,000          5,483,000           6,251,000          5,366,000
                                                              =========          =========           =========          ==========


Net income(loss)                                           $(1,767,220)        $(2,057,547)         (2,852,123)           $465,460
Earnings adjustment (20% rule)                                       -                   -                   -                   -
                                                              ---------          ---------           ---------          ----------
Net income(loss) for computation purposes                  $(1,767,220)        $(2,057,547)        $(2,852,123)       $    465,460
                                                              =========          =========           =========          ==========


Income(loss) per common and common equivalent share        $      (.28)        $      (.38)        $      (.46)       $        .09
                                                              =========          =========           =========          ==========


Fully diluted
Weighted average number of common shares
outstanding                                                   6,360,000          5,483,000           6,251,000          5,366,000

Adjustment for stock options which have a dilutive
effect based upon the market price for common stock
at the end of the period:
  Add dilutive stock options                                    967,000                                368,000
  Deduct shares that could be repurchased
    from the proceeds of dilutive options                     (706,000)                               (265,000)                 --
                                                              ---------          ---------           ---------          ----------

Fully diluted shares                                          6,621,000          5,483,000           6,354,000          5,366,000
                                                              =========          =========           =========          ==========


Net income(loss)                                           $(1,767,220)       $(2,057,547)        $(2,852,123)      $     465,460
Earnings adjustment (20% rule)                                      --                 --                  --                 --
                                                              ---------          ---------           ---------          ----------
Net income(loss) for computation purposes                  $(1,767,220)       $(2,057,547)        $(2,852,123)      $     465,460
                                                              =========          =========           =========          ==========

Income(loss) per common and common equivalent share
assuming full dilution                                     $      (.27)       $      (.38)        $     (.45)      $         .09
                                                              =========          =========           =========          ==========