Form 10-K
period 1997-12-31
PAGES INC /OH/
filed 1998-03-27
CIK 354564

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K
(Mark one)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1997

                                    OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-10475

                                PAGES, INC.
          (Exact Name of Registrant as specified in its charter)

                DELAWARE                                     34-1297143
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

           801 94th Avenue North, St. Petersburg, Florida  33702
                  (Address of principal executive offices)

Registrant's telephone number:  (813) 578-3300
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
              Common Stock, $0.01 Par Value per Share
                          (Title of Class)

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 13, 1998, was $8,084,998 (computed by reference to the last sale price of such stock as reported on the Nasdaq National Market).

The number of Common Shares, each with $0.01 par value, of the registrant outstanding as of March 13, 1998, was 6,564,009.

                               PART I

ITEM 1.  BUSINESS
-----------------

General development of business

     Pages, Inc. (the "Company") was formed as an Ohio corporation in 1980, but on October 14, 1994, it reincorporated under the laws of the State of Delaware. The Company operates principally through its wholly-owned subsidiaries, Pages Book Fairs, Inc., a Florida corporation and its affiliates ("PBF"). PBF, which the Company acquired in 1992, publishes and distributes children's literature throughout the United States, primarily through book fairs. The Company's United Kingdom subsidiary was sold and its Canadian distribution channel closed in March, 1996. A spin-off of CASCO INTERNATIONAL, INC., ("CASCO"), formerly a wholly-owned subsidiary of the Company, was completed on December 31, 1996. This discontinued operation represented the entire previously reported incentive/awards segment of the Company's business.

Narrative description of business

     Market Overview. The Company markets its children's leisure-based literature primarily through book fairs held at pre-schools, elementary schools, and middle schools. The Company's primary focus group is kindergarten through grade 6. There are approximately 107,000 potential schools which conduct 100,000-120,000 school book fairs in the U.S. market. On average, schools hold slightly more than one fair per year primarily in the spring and fall. The U.S. student enrollment is over 38 million. The Company also markets children's literature directly to elementary and middle school librarians and teachers. There are over 1,800,000 elementary and middle school teachers in the United States. In addition, the Company markets directly to librarians at public libraries through its Pages Library Services division. There are over 16,000 public libraries in the United States.

     Publishing. The Company publishes and markets reasonably priced, leisure-based children's printed literature and media products. The Company's books generally have a retail price ranging from $0.99 to $19.99, depending largely on whether the books are soft or hardcover. Most of the books sold are softcover having a retail price of less than $5.95. In 1997, approximately 70% of the titles offered by the Company were purchased from other publishers or were reprints licensed from other publishers. The remaining titles offered by the Company were proprietary titles produced and published by the Company's Pages Publishing Group division under its Willowisp Press (R), Hamburger Press (R), Worthington Press (R), and Riverbank Press(R) imprints. In 1997, the Company's book fairs included over 110 fiction and non-fiction books and related products published under its proprietary imprints. The Company's 850 proprietary titles consistently rank at the top of the best selling books in the Company's book fairs. In 1997, 50% of the top-selling 50 books through the Company's book fair distribution channel were proprietary titles. All of the Company's proprietary books are manufactured by independent printers, which are generally selected on the basis of price and quality. The Company has no agreements or contractual arrangements with any printer other than purchase order commitments issued in the normal course of business. The Company believes that it is not dependent on any one printer.

     Pages Book Fairs. The principal distribution channel for the Company's children's literature is through its school book fairs. The Company currently markets its book fairs under its "Pages Book Fairs, the Original School Book Fair Company(SM)" trade name. The Company sold more than 12 million children's books and related items in 1997 through its book fairs. Based on information obtained through the conduct of its business, the Company believes that it currently operates the second largest book fair business in the United States.

     The Company's typical book fair is generally one week in duration, is conducted at a central location on school premises, and is sponsored as a fund-raising event by parent groups, librarians, or media specialists. A school typically conducts one or two book fairs during the school year. Book fairs give students the opportunity to browse and purchase quality, reasonably-priced, leisure-based paperback books, hardcover books, and related products such as posters, pencils, erasers, and bookmarks. The
Company provides to the schools child-friendly display cases which are fully stocked with books and related products. The sponsor conducts the book fair, retains a percentage of the sales receipts, and remits the balance to the Company. The amount of this net sale, after the sponsor's profit, is recorded by the Company as revenue.

     Distribution. Approximately 95% of the Company's elementary and middle school book fairs are "case fairs," in which fully stocked book cases are delivered to and retrieved from the schools by the Company's independent distributors. The balance of the Company's book fairs are "direct-marketed fairs," in which the books and merchandise are delivered and retrieved through the mail. Direct-marketed fairs are utilized for elementary and middle schools located in sparsely populated areas with a small number of schools where a case fair would not be cost-effective and for pre-schools because fewer titles are offered. Books and related merchandise for case fairs are distributed by the Company to its distributors from its warehouse in Worthington, Ohio. Books and merchandise for direct-marketed fairs are distributed directly to the schools from the Company's warehouse.

     As of March 13, 1998, the Company had 8 company and 67 independent distributors located in territories throughout the United States. The
Company's independent distributors are independent contractors who are compensated by the Company on a commission basis. All distributors are responsible for the custody and care of an inventory of the Company's products and for delivery, setup, resupply during the fair, and retrieval of the products after book fairs. The Company believes its distribution structure is superior to others in the book fair business because of the ability of the independent distributor to provide superior, personalized service at all hours of the day or night. The distributors are exclusive as it relates to the distribution of book fairs and related products and non exclusive as it relates to other business endeavors.

     Library Sales. The Company markets directly to school and public libraries through Pages Library Services Inc. The Junior Library Guild
(JLG) division, which was founded in 1929, offers high quality, award-winning children's literature in nine reading levels through a 12-month subscription program. The JLG name is a valued trademark and identity in the children's library market. A JLG signia on a book is the equivalent of the "Good Housekeeping Seal of Approval" on a consumer product. A JLG subscription provides libraries with some of the best current children's literature in first edition hardcover books at up to 50% off of publishers' cover prices. The National Library Services (NLS) division markets high quality, hardcover books at prices up to 60% off of publishers' cover prices. Both JLG and NLS market to the libraries primarily through telemarketing.

    Marketing and Customer Service. Currently, the Company markets its book fairs and children's literature through approximately 41 trained telephone sales representatives located in its offices in Worthington, Ohio; St. Petersburg, Florida; and Atlanta, Georgia, as well as through its network of distributors. The telephone sales representatives undergo extensive training, monitoring, and supervision to ensure quality control and consistency. The Company's computer system allows telephone sales representatives to sequence solicitations according to account profitability.

     In elementary and middle schools, decisions relating to book fairs and literature are usually made by school librarians, media specialists or coordinators, or parent-teacher organizations, which also sponsor, organize, and conduct the fairs. Surveys conducted by the Company indicate that product quality, quantity, and customer service are the three most important factors considered by sponsors of book fairs in selecting one book fair company over another. The Company has established an on-line system which can be accessed by each of its distributors and customer service representatives to retrieve messages and special requests from customers and to monitor and order inventory. Additionally, the Company maintains a customer service department with a national toll-free number. The customer service department collects a representative number of book fair customer evaluations and incorporates information derived from such evaluations into a database, which enables the Company to measure the effectiveness of its marketing programs and monitor the performance of its distributors.

     The Company currently offers between 375 and 1,200 book titles and other items in its book fairs. The Company's product development and acquisition department selects book titles and other items for sale at its book fairs based upon such factors as sales potential, literary quality, and educational and entertainment value. The Company determines the sales potential for a particular book title or other item, in part, from historical sales data and from qualitative and quantitative readership surveys it conducts.

    Growth opportunities. In 1997, the Company's 19,000 book fairs gave it direct access to approximately 12 million students and teachers. This access affords the Company an opportunity to cross-market other products and to increase sales of its products directly to teachers and librarians. The Company believes that its existing book fair sales organization and its marketing system are capable of absorbing additional volume and can be utilized to increase its share of the existing elementary school and middle school book fair markets.

     The Company did not operate in any foreign countries in 1997. Countries in Western Europe and South America could offer longer-range opportunities for sales of non-English language products. However, the Company is subject to a Non-competition Agreement with Scholastic Corporation which was entered into in conjunction with the sale of its United Kingdom operations which until after March 6, 2001, precludes it from competing in Canada, the United Kingdom, Ireland, Germany, Italy, Greece, and Eastern Europe. There is a demand in the United States for Spanish language products which are currently integrated into the Company's current marketing and distribution systems.

Employees

     As of March, 1998, the Company employed a total of approximately 120 permanent and 44 seasonal persons in the United States. The number of seasonal employees fluctuated during 1997 from a high of 117 to a low of 44 due to the cyclical nature of the Company's business. As part of management's strategic expense reduction initiative, approximately fifty employees were reduced from the Company's workforce in February, 1998. None of the Company's employees are represented by a labor union. The Company considers its relationship with its employees to be excellent.

Trademarks, Copyrights, and Licenses

     The  Company  owns or licenses the rights to the principal  trademarks used in its business. The Company's principal trademarks are registered and the Company considers protection of such trademarks to be important to its business. U.S. trademarks expire ten years after they are granted, but are renewable. It is the Company's policy to renew all of its active trademarks. The names "Willowisp Press(R)," "Hamburger Press(R)," "Rainbow Book Fairs(R)," "Worthington Press(R)," "Reading Resources(R)," "Riverbank Press,(R)," "Good Book Program(R)," "Good Book for Kids(R)," "Books on Break(R)," and others are registered trademarks or have trademark registrations pending in the United States. The Company is not aware of any other pending claims of infringement or challenges to the Company's right to use its trademarks.

     The Company sometimes acquires license rights to reproduce characters or images such as cartoon characters or pictures of sports figures, but such licensing is not critical to its children's literature business.

Competition

     The distribution of children's leisure-based literature is a highly competitive business. Three companies, including the Company, service approximately 95% of the school book fair market. The Company's major competitors are Scholastic Corporation and Troll Associates, which are significantly larger and better capitalized than the Company, and numerous small independent companies. The Company competes on the basis of customer service, product quality, and competitive pricing.

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

ITEM 2.  PROPERTIES
--------------------

The principal facilities of the Company are as follows:

                                                                   Owned/
Location                   Use                         Size        Leased  Expiration
-----------------------    -------------------     -------------  -------  ----------
St. Petersburg, Florida    Office                  48,760 sq. ft.  Leased    12/2002
Worthington, Ohio          Office and Warehouse    29,100 sq. ft.  Leased    2/2000
Worthington, Ohio          Office and Warehouse    61,530 sq. ft.  Owned
Dublin, Ohio               Office                   4,700 sq. ft.  Leased      M/M
Silver Spring, Maryland    Office and Warehouse     5,200 sq. ft.  Leased     6/98
Anaheim, California        Office and Warehouse    11,600 sq. ft.  Leased     8/98
New York, New York         Office                     750 sq. ft.  Leased     5/99
Marietta, Georgia          Office and Warehouse    13,000 sq. ft.  Leased     5/98
Oklahoma City, Oklahoma    Office and Warehouse     8,900 sq. ft.  Leased     6/98
Nashville, Tennessee       Warehouse                2,500 sq. ft.  Leased     10/98
Memphis, Tennessee         Warehouse                5,000 sq. ft.  Leased    6/2002

     These  facilities  are  all  located in  appropriately  designed  buildings
which  are  kept  in  good  repair.   The  property  owned  by  the  Company  in
Worthington, Ohio, is pledged to The Huntington National Bank.

ITEM 3.  LEGAL PROCEEDINGS
---------------------------

Internal Revenue Service Assessment

     During the Spring of 1993, the Company was advised that the Internal Revenue Service ("IRS") might assess additional income taxes in connection with the examination of the tax returns of Pages Book Fairs, Inc. ("PBF", formerly School Book Fairs), and its affiliates for the fiscal years ending July 31, 1988, 1989, 1990, and 1991. In June, 1993, the Company recorded a $2 million adjustment to its purchase price allocation of PBF assets, which increased the cost in excess of assets acquired (i.e. - goodwill), and recorded a corresponding increase in accrued tax liabilities and related costs.

     In October, 1995, the Company received four Notices of Deficiency from the IRS relating to this examination. The Notices of Deficiency assessed additional income taxes of $4,693,681 and penalties of $1,358,630, plus interest. The asserted deficiencies were attributable primarily to a restructuring of PBF and related entities that occurred on August 1, 1988 (before PBF was acquired by the Company), in which, along with other events, certain assets were transferred between related companies. The IRS had  challenged,  among other things, the values assigned  to  those  assets  by the  parties  to  the transaction, contending that the assets  were  undervalued and that PBF recognized a substantial taxable gain in the transaction. In January 1996, the Company filed petitions with the Tax Court disputing the
IRS   valuation  of  the  assets  transferred,  and  other  points  in  the  IRS assessment.

     On October 28, 1996, the Company entered into a settlement with the IRS regarding the four Notices of Deficiencies and was assessed additional taxes for the fiscal years 1988, 1989, 1990, and 1991. The settlement included income taxes of $750,000, plus interest of approximately $750,000, for a total of approximately $1,500,000. The Company negotiated a payment plan with the IRS that spreads the payments, including interest, over twelve months starting in March, 1997. At December 31, 1997, the balance due was approximately $300,000.

     On December 27, 1996, the Company filed an action in U.S. District Court for the Northern District of Ohio against Arthur Andersen & Co. LLP seeking in excess of $16,000,000 in damages. The complaint is a result of the final outcome of the IRS assessment described above and representations made by Arthur Andersen & Co. during the Company's purchase of PBF in 1992.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    None.

                                  PART II

ITEM 5.  MARKET PRICE FOR THE COMPANY'S COMMON STOCK AND RELATED
----------------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

      The Common Stock is traded on the Nasdaq National Market under the symbol "PAGZ." The following table sets forth for the periods indicated the high and low sale prices for shares of the Common Stock, as reported on the Nasdaq National Market.

                                                   Trade Price
                                             -----------------------
                                             High               Low
                                             -----             -----
Calendar Year Ended December, 1997
             Fourth Quarter                  2 5/8             1 1/2
             Third Quarter                   2 7/8             1 3/8
             Second Quarter                  2 1/8             1 3/8
             First Quarter                   3 1/4             1 3/4

Calendar Year Ended December, 1996
             Fourth  Quarter                   3                 2
             Third Quarter                   2 1/4             1 1/2
             Second Quarter                  2 7/8             1 3/4
             First Quarter                   2 3/8             1 1/2

      As of March 9, 1998, the Company had approximately 625 holders of record of its Common Stock.

      The  Company has not paid dividends since December 27,  1985.   The
Company anticipates that for the foreseeable future it will retain any earnings in order to finance the expansion and development of its business, and no cash dividends will be paid on its common stock. The Loan Agreement between the Company and The Huntington National Bank (the "Loan Agreement") does not allow the Company to pay cash dividends which total in excess of $100,000 on its Common Stock and only then when the Company is not in default under the Loan Agreement.

       Effective February 23, 1998, Nasdaq implemented new listing standards. One of these requirements is that the Company have net tangible assets (total assets, excluding goodwill, minus total liabilities) of at least $4 million. As of December 31, 1997, the Company had net tangible assets of $760,700. The Company was notified by The Nasdaq Stock Market, Inc. that the Common Stock is scheduled for delisting at the close of business on March 16, 1998, unless the Company requested a temporary exception to the new requirements by sending a hearing request prior to the close of business on March 13, 1998.

     The Company mailed a hearing request on March 9, 1998, and requested an expedited written hearing, the effect of which was to stay the delisting. On March 26, 1998, the Company delivered a written submission supporting its argument in favor of an exception and requesting a period of 120 days to implement a plan to increase its net assets. The plan includes a strategic expense reduction initiative underway by management, the offer by the Company of convertible preferred stock, discussions the Company is currently having with manufacturers of various products with respect to purchasing their products for resale in the Company's book fairs but paying the purchase price with Common Stock rather than cash, and an exchange of the Company's convertible preferred stock for convertible preferred stock issued by another company.

     There can be no assurance that the Company will receive an exception to the delisting of the Common Stock or that even if an exception is granted, the Company will be successful in increasing its net assets above $4 million within the time allowed by Nasdaq. If the Company is delisted form the Nasdaq National Market, it intends to apply for a listing on the Nasdaq SmallCap Market, also operated by the Nasdaq Stock Market, Inc.

1997 Sales of Unregistered Securities
-------------------------------------
                                                                                                                  Terms of
                                                                 Offering Price/          Registration           Conversion
  Date       Title       Amount    Name of Purchaser          Nature of Transaction     Exemption Claimed       or Exercise
-------  ------------  ---------   --------------------      ----------------------  ---------------------  -------------------
7/15/97  Subordinated   $350,000   Accredited Investors      Cash - Face Value        Reg. D                 Up to 85% of face
-        Convertible                                                                                         convertible at
8/15/97  Debt                                                                                                $1.875 per share

7/16/97  Subordinated   $500,000   S. Robert Davis,          Cash - Face Value        Reg. D                 Up to 85% of face
         Convertible               Chairman of Pages, Inc.                                                   convertible at
         Debt                      (Accredited Investor)                                                     $1.875 per share

8/1/97   Common Stock  240,000 sh  Standard Printing         Stock in exchange for    Reg. D and Securities  N/A
                                                             printing services at     Act of 1933  Section
                                                             $1.75 per share          4(2) Exemption

8/27/97  Warrant       100,000 sh  Huntington Bank           3 year warrant           Securities Act of      3 year warrant
                                                             exercisable at $2.00,    1933 Section 4(2)      exercisable at
                                                             in consideration for     Exemption              $2.00 per share
                                                             $1.0 million time note

9/02/97  Warrant        50,000 sh  S. Robert Davis,          3 year warrant           Securities Act of      3 year warrant
                                   Chairman of Pages, Inc.   exercisable at $2.25,    1933 Section 4(2)      exercisable at
                                   (Accredited Investor)     in exchange for          Exemption              $2.25 per share
                                                             guaranty of $1.0
                                                             million note

9/03/97  Common Stock   30,000 sh  Boutcher & Boutcher       Stock in exchange for    Reg. D and Securities  N/A
                                                             public relations         Act of 1933  Section
                                                             service at $1.59 per     4(2) Exemption
                                                             share

9/03/97  Options       130,000 sh  Boutcher & Boutcher       Two 3 year options at    Reg. D and Securities  3 year options
                                                             65,000 shares each,      Act of 1933  Section   exercisable at
                                                             exercisable at $1.75     4(2) Exemption         $1.75 and $2.50
                                                             and $2.50 per share,                            per share
                                                             respectively

12/24/97 Common Stock  100,000 sh  Accredited Investor       Cash at $1.875 per       Reg. D and Securities  N/A
                                                             share                    Act of 1933  Section
                                                                                      4(2) Exemption

12/24/97 Warrant        50,000 sh  Accredited Investor       5 year warrant           Reg. D and Securities  5 year warrant
                                                             exercisable at $1.875    Act of 1933  Section   exercisable at
                                                             per share                4(2) Exemption         $1.875 per share

ITEM 6.  SELECTED FINANCIAL DATA
---------------------------------
(In thousands, except per share data)

                                                                              Year Ended December 31
-------------------------------------------------------------------------------------------------------------------------
                                                         1997           1996           1995           1994           1993
-------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of  Operations Data:
Revenues                                            $  27,787      $  29,887      $  50,201      $  51,178      $  47,622
Costs and expenses                                     31,668         32,525         54,299         51,738         47,491
Valuation adjustment - note receivable                  1,500             --             --             --             --
Gain on sale of distribution channel                       --         (3,255)            --             --             --
                                                    ---------      ---------      ---------      ---------       --------
Income from continuing operations
  before income taxes                                  (5,381)           617         (4,098)          (560)           131
(Provision) benefit for income taxes                       --             --         (2,119)(1)        169           (568)
                                                    ---------      ---------      ---------      ---------       --------
Income (loss) from continuing operations               (5,381)           617         (6,217)          (391)          (437)
Income (loss) from discontinued
  operations  net of cumulative effect of
  accounting  change of $995 in 1996                      --             912         (3,002)           (81)         1,448
                                                    ---------      ---------      ---------      ---------       --------
Net income (loss)                                   $  (5,381)     $   1,529     $   (9,219)     $    (472)      $  1,011
                                                    =========      =========     ==========      =========       ========
Per Share Data:
Basic :
Income (loss)  from continuing  operations             $(0.85)       $  0.11        $ (1.26)      $  (0.10)       $ (0.14)
Discontinued operations, net of cumulative effect
  of accounting change of  $0.18 in 1996                   --           0.17          (0.61)         (0.02)          0.45
                                                    ---------      ---------      ---------      ---------       --------
Net income (loss) available to common stockholders     $(0.85)       $  0.28      $   (1.87)      $  (0.12)        $ 0.31
                                                    =========      =========     ==========      =========       ========
Cash dividends per common share                            --             --             --             --             --
Weighted average common  shares                         6,306          5,551          4,930          4,055          3,214

Diluted:
Income (loss) from continuing operations              $ (0.85)      $   0.10      $   (1.26)     $   (0.10)      $  (0.08)
Discontinued operations, net of cumulative effect
  of accounting change of $0.17 in 1996                    --           0.16          (0.61)         (0.02)          0.25
                                                    ---------      ---------      ---------      ---------       --------
Net income (loss)                                     $ (0.85)      $   0.26         $(1.87)        $(0.12)        $ 0.17
                                                    =========      =========     ==========      =========       ========
Weighted average common shares and potential common
  stock                                                 6,306          5,857          4,930          4,055          5,757


                                                                                  At December 31
                                                    ---------------------------------------------------------------------
                                                         1997           1996           1995          1994            1993
                                                    ---------      ---------      ---------      ---------       --------
Consolidated Balance Sheets Data:
Working capital                                     $     159      $   3,935      $  15,719      $  13,527       $ 10,054
Total assets                                           28,083         41,320         54,849         68,005         53,761
Long-term obligations                                   2,044          4,265         19,360          8,927         10,362
Stockholders' equity                                    5,202         12,876         10,674         19,593         12,814

NOTE 1: The tax provision was an allowance against previously recorded deferred tax assets.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Forward-Looking Statements

      Certain statements contained in this Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements contained elsewhere in this Form 10-K regarding matters that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of
1995) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Those statements appear in a number of places in this Form 10-K and include remarks regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's ability to raise additional capital; (ii) future operating cash flows; (iii) ability of the Company to absorb additional volume; (iv) the Company's growth strategy,
including   the  introduction  of  new  book  fair  concepts;  and  (v)   trends
affecting the Company's financial condition or results of operations. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected, anticipated or expected in the forward-looking statements as a result of various factors, many of which, such as the Company's ability to raise additional capital, are beyond the control of the Company. The accompanying information contained in this Form 10-K, including, without limitation, the information set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," identifies important factors that could cause such differences.

Year Ended December 31, 1997, Compared to Year Ended December 31, 1996

      Revenues for the year ended December 31, 1997, approximated $27.8 million compared to approximately $29.9 million for the year ended December 31, 1996, a decrease of 7.0% or approximately $2.1 million. The decrease in revenues is principally attributable to the following: the sale of the United Kingdom operation in March 1996 (4.7% or $1.4 million) and the discontinuance of the Canadian distribution channel and some product lines in early 1996 (2.5% or $800,000). 1997 revenues from U.S. book fair events and the Pages Library Services division approximated 1996 levels.

     Cost  of  goods  sold was approximately $17.5 million for  the  year  ended
December  31,  1997,  compared  to approximately  $17.6  million  for  the  year ended December 31, 1996, a decrease of 1% or approximately $100,000. Cost of goods sold as a percentage of revenues was 63.1% for 1997, compared to 59.0% for 1996. The increase in cost of goods sold as a percentage of revenues is due to the increased cost of new product presented in the new fair concepts introduced in 1997, as well as in the additional reading levels added in the Pages Library Services product line. As the sales from Pages Plus, Good Book, and Books on Break fairs, and from the new reading levels increase, the Company should be able to obtain this product at more favorable pricing and reduce the cost of goods sold percentage.

     Selling, general, and administrative expense approximated $12.4 million for the year ended December 31, 1997, compared to approximately $13.2 million for the year ended December 31, 1996, a decrease of 5.6% or $800,000. The decrease is mainly attributable to the reduction of expenses from the sale of the United Kingdom operations and the discontinuance of the Canadian distribution channel and certain product lines in early 1996.

     Interest expense was approximately $921,000 for the year ended December 31, 1997, compared to approximately $1.0 million for the year ended December 31, 1996. Netted in interest expense in 1997 is approximately $350,000 of interest income earned on the $5.0 million note receivable from the former subsidiary, CASCO INTERNATIONAL, INC. The average outstanding debt in 1997 approximated $12.8 million, compared to $11.8 million for 1996. The average interest rate for 1997 approximated 9.6%, compared to approximately 8.4% for 1996.

     Depreciation and amortization expense was approximately $762,000 for the year ended December 31, 1997, compared to $701,000 for the year ended December 31, 1996, an increase of 8.7% or $61,000.

     There was no income tax provision for 1997 due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit.

     1997  resulted  in a loss from operations of $3.0 million, compared  to  an operating  loss  of  $1.6  million in 1996.  The  increased  loss  is  primarily attributed to the reduction in gross profit for 1997 associated with the introduction of new fair concepts and additional reading levels in Pages Library Services division. For 1998, management has instituted major expense reductions to reduce the Company's loss and return to profitability given current revenue levels.

     1997 resulted in a net loss of $5.4 million, versus a net income of $1.5 million in 1996. Included in the 1997 net loss was a $1.5 million valuation adjustment on the CASCO INTERNATIONAL, INC. note receivable and approximately $900,000 in interest expense. Included in the 1996 net income was a $3.3 million gain recorded on the sale of the United Kingdom distribution channel, $1.0 million in interest expense, and approximately $900,000 of income from the discontinued operations of the Company's former subsidiary, CASCO INTERNATIONAL, INC. Earnings per share decreased to a loss of $.85 per share for 1997, versus a net income per share of $.28 in 1996. The weighted average common and common equivalent shares for 1997 increased to 6,306,000 from 5,551,000 in 1996.

Year Ended December 31, 1996, Compared to Year Ended December 31, 1995

      Revenues  for  the  year  ended  December  31,  1996,  approximated  $29.9 million, compared to approximately $50.2 million for the year ended December 31, 1995, a decrease of 40.4% or approximately $20.3 million. The decrease in revenues is principally attributable to the following: the sale of the United Kingdom operations in early March, 1996; the discontinuance of the Canadian distribution channel in early March, 1996; the disposal and phase out of certain other children's literature distribution channels in the third and fourth quarters of 1995; and a reduction in the number of domestic book fair events held in 1996 compared to 1995.

     Cost  of  goods  sold was approximately $17.6 million for  the  year  ended
December 31, 1996, compared to approximately $31.2 million for the year ended December 31, 1995, a decrease of 43.6% or approximately $13.6 million. The decrease in cost of goods sold is due to the reduction in revenues discussed above and improvements in the cost of book fair products. Cost of goods sold as a percentage of revenues was 59.0% for 1996, compared to 62.1% for 1995.

     Selling,  general,  and  administrative  expense  was  approximately  $13.2 million for the year ended December 31, 1996, compared to approximately $20.1 million for the year ended December 31, 1995, a decrease of 34.3% or approximately $6.9 million. The decrease in selling, general, and administrative expense is attributable to the sale of the United Kingdom operations in early March, 1996; the discontinuance of the Canadian distribution channel in early March, 1996; and the disposal and phase out of certain other children's literature distribution channels in the third and fourth quarters of 1995.

     Interest expense was approximately $1.0 million for the year ended December 31, 1996, compared to $1.8 million for the year ended December 31,
1995, a decrease of 44.4% or $800,000. In connection with the sale of the United Kingdom distribution channel in March, 1996, a portion of the proceeds was used to pay down outstanding debt. The average outstanding debt in 1996 approximated $11.8 million compared to $23.9 million for 1995.
Additionally, the average interest rate for 1996 approximated 8.4%, compared to approximately 9.3% for 1995.

     Depreciation and amortization expense was approximately $701,000 for the year ended December 31, 1996, compared to $1.2 million for the year ended December 31, 1995, a decrease of 41.6% or approximately $499,000. The decrease is principally attributable to the disposal of the United
Kingdom distribution channel in early March 1996 and its related fixed assets.

     There was no income tax provision for 1996 due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit.

     1996 resulted in a loss from operations of $1.6 million, compared to an operating loss of $2.3 million in 1995.

     1996 resulted in a net income of $1.5 million versus a net loss of $9.2 million in 1995. Included in the 1996 net income was a $3.3 million gain recorded on the sale of the United Kingdom distribution channel, $1.0 million in interest expense, and approximately $900,000 of income from the discontinued operations of the Company's former subsidiary, CASCO INTERNATIONAL, INC., (formerly known as C.A. Short Company, Inc.). Included in the 1995 net loss was $1.8 million in interest expense, a $2.1 million provision for income taxes and approximately $3.0 million of loss from discontinued operations. Earnings per share increased to $.28 per share for 1996, versus a net loss per share of $1.87 in 1995. The weighted average common and common equivalent shares for 1996 increased to 5,551,000 from 4,930,000 in 1995.

Liquidity and Capital Resources

     The Company had a net increase in cash for the year ended December 31, 1997, of $94,000, compared to a net decrease in 1996 of $215,000. Cash provided by financing activities funded the net cash used in operating and investing activities during the year ended December 31, 1997. Cash on hand was $412,000 at December 31, 1997, compared to $318,000 at December 31, 1996.

     For the year ended December 31, 1997, continuing operations used $2.5 million in cash as compared to $3.6 million during the year ended December 31, 1996. Included in operating cash outlays in 1997 was $375,000 and $1.2 million, relating to the settlements of the previously disclosed litigation with Gruner + Jahr and the Internal Revenue Service, respectively. The decrease in cash used in operations in 1997 versus 1996 is primarily from slower payment of trade accounts payable in 1997 than in 1996. At December 31, 1997, $4.5 million in trade accounts payable were 46 days past their agreed upon due date. At February 28, 1998, $3.2 million in trade accounts payable were 75 days past their agreed upon due date.

     Cash used in investing activities was $265,000 for the year ended December 31, 1997, representing payments for capital expenditures. In the year ended December 31, 1996, cash provided by investing activities was $11.0 million, primarily representing the proceeds form the sale of the United Kingdom distribution channel.

     For  the  year  ended  December 31, 1997, net cash  provided  by  financing activities  was  $3.0  million.  This compares to net  cash  used  in  financing
activities  of  $7.6  million for the year ended December 31,  1996.   Financing
activities in 1997 consisted primarily of net borrowings of approximately $1.4 million on the Company's line of credit and time note, approximately $600,000 of stock issued for inventory purchases and consulting services, and approximately $1.0 million raised though private placement of subordinated debt. In 1996, proceeds from the sale of the United Kingdom distribution channel were used to repay debt obligations. The Company's primary source of liquidity has been amounts available under its existing credit facilities. At December 31, 1997, the Company had an $11.5 million revolving credit facility ($1.4 million unused at December 31, 1997) bearing interest at the lender's prime rate plus 1%, due June 30, 1998, and a $1.0 million time note (none unused at December 31, 1997) bearing interest at the lender's prime rate plus 2%, due February 28, 1998. On January 21, 1998, the Company agreed to an early repayment of the $5.0 million note receivable from CASCO INTERNATIONAL, INC., at a discounted amount of $3.5 million. The $3.5 million in proceeds was used to pay down the Company's existing line of credit and payoff the $1.0 million time note. A revolving credit facility was simultaneously executed, replacing all prior revolving credit facilities, for $8.0 million due on January 1, 2000. Additionally, on January 21, 1998, the Company borrowed from Provident Bank $3.0 million through a subordinated debt agreement, with warrants, bearing interest at 12.5 % and due January 21, 2004.

     The Company does not anticipate any material expenditures for property and equipment during the next twelve months.

     The Company estimates that during the next twelve months, to cover operating expenditures, bring trade payables current, and meet the current maturities on debt obligations, its operating cash flow, coupled with the revolving credit facility, must be supplemented by raising additional capital (in the form of debt or equity financing). Management has been actively seeking and obtaining ($3.0 million in subordinated debt to date in 1998) capital and will endeavor to raise additional capital in the first half of 1998. No assurance can be given that this will occur. If the Company is unable to raise the needed capital, product line expansion will
be   curtailed,  an  operating  division  possibly  sold,  purchase  commitments canceled, existing vendor payments restructured, and the Company will endeavor to obtain extensions on due dates of debt facilities, so that operating expenditures and debt obligations may be covered by operating cash flow and the existing debt facilities. For 1998, management has instituted major expense reductions to reduce the Company's loss and return to profitability, given current revenue levels.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
---------------------------------------------------------------------

    None.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------------------

     See Index to Consolidated Financial Statements and Financial Statement Schedule.

ITEM   9.    CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON   ACCOUNTING
--------------------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

     The Company filed a report on Form 8-K dated July 17, 1997, under item 4 announcing the dismissal of Deloitte & Touche, LLP as its principal independent accountant.

     The  Company  filed  a report on Form 8-K dated December  23,  1997,  under item 4 announcing the appointment of new independent accountants, Hausser + Taylor, LLP.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------------------------------

Directors and Executive Officers

      The  following  table  sets  forth  certain  information  concerning   the
directors and executive officers of the Company.
                                                                       Director
                                                                          or
                                                                      Executive
          Name       Age                 Position (1)                  Officer
                                                                        Since
------------------  ---   ---------------------------------------     ---------
S. Robert Davis      59   Chairman of the Board, President,
                          Assistant Secretary, and Director              1990

Randall J. Asmo      33   Vice President and Director                    1992

Juan F. Sotos, M.D.  70   Director                                       1992

Robert J. Tierney    50   Director                                       1992

William L. Clarke    61   Senior Vice President; Chief Executive         1996
                          Officer and  President of Pages Book Fairs

Steven L. Canan      50   Chief Financial Officer and Treasurer          1997

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

Business Experience of Directors and Executive Officers

     S. Robert Davis was elected a director and Chairman of the Board in 1990, and Assistant Secretary in 1992. Prior to his election to the Board of Directors, he served as Assistant to the President from 1988 to 1990, on a part-time basis. Additionally, during the past five years, Mr. Davis has operated several private businesses involving the developing, sale and/or leasing of real estate but devotes substantially all of his business time to the Company. Mr. Davis is also the Chairman and a director of CASCO INTERNATIONAL, INC., a company with a class of securities registered pursuant to section 12 of the Securities Exchange Act of 1934.

     William L. Clarke was elected Senior Vice President in 1996. Shortly before this election, he joined Pages Book Fairs, Inc. as President and Chief Executive Officer. Prior to that time, he was president of Clarke & Associates, a management consulting firm. Mr. Clarke's background also includes twelve years as a partner of Deloitte & Touche LLP and Ernst & Young LLP in their national retail practices.

     Steven L. Canan was elected Chief Financial Officer and Treasurer in 1997. Previously, Mr. Canan served as Vice President of Administration for Pages Book Fairs, Inc. Mr. Canan joined Pages Book Fairs in 1988 as its Controller and has held several positions within Pages Book Fairs since that time. Prior to joining Pages Book Fairs, Mr. Canan served in financial positions with Xerox Education Publications, manufacturing companies, and Arthur Andersen & Co.

     Randall J. Asmo was elected Vice President in 1992 and a director in 1997. Prior to that time, he served as Assistant to the President from 1990 to 1992. Additionally, since 1987, Mr. Asmo has served as Vice President of Mid-States Development Corp., a privately-held real estate development and leasing company, as Vice President of American Home Building Corp., a privately-held real estate development company, and as an officer of several other small business enterprises.

     Juan F. Sotos, M.D. was elected as a director in 1992. Dr. Sotos has been a Professor of Pediatrics at The Ohio State University College of Medicine since 1962 and also serves as Chief of Endocrinology and Metabolism at Children's Hospital in Columbus, Ohio.

     Robert J. Tierney was elected as a director in 1992. Dr. Tierney currently serves as the Acting Chairperson of the Ohio State University Department of Education Theory and Practice. Dr. Tierney is also active in education research and has served as a professor at The Ohio State University since 1984.

Section 16(a) Beneficial Ownership Reporting Compliance

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Each director who is not an officer of the Company receives a fee of $1,100 for attendance at each Board meeting, a fee of $550 for attendance at each telephonic Board meeting, and a fee of $500 for attendance at each meeting of a Board committee of which he is a member. Directors who are also officers of the Company receive no additional compensation for their services as directors.

    The following table shows, for the fiscal years ended December 31, 1997, 1996, and 1995, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to the Company's President and each of its four other most highly paid executive officers whose total salary and bonus during 1997 exceeded $100,000 (the "Named Executive Officers"), and the principal capacity in which they served:

                        Summary Compensation Table

                                          Annual Compensation
                        ------------------------------------------------------
                                                                Securities
                                                  Other     Underlying Options
Name and                                          Annual     /Warrants /SAR's(#)
Principal Position      Year   Salary   Bonus  Compensation       (1)(2)
----------------------  ----  --------  -----  ------------   ---------------
S. Robert Davis,        1997  $192,115    $0        $0            193,263
Chairman and President  1996  $167,704    $0   $138,086(3)        244,078
                        1995  $183,180    $0   $209,368(3)           0

William L. Clarke(4)    1997  $145,140    $0     $541(5)           29,168
Senior Vice President   1996   $88,346    $0     $166(5)          151,867

(1) Stock options previously granted to the Named Executive Officers, by their terms, automatically adjust to reflect certain changes in the outstanding Common Shares of the Company, including stock dividends.

2) Stock Appreciation Rights were awarded under the executive incentive compensation plan dated October 8, 1996. Effective April 1, 1997, the Stock Appreciation Rights program was canceled and these shares rescinded, (S. Robert Davis, 244,078 shares and William L. Clarke, 51,867 shares).

(3) Represents the difference between the fair market value of the Common Shares received and the stock option exercise price on the date of exercise.

(4)  Mr.  Clarke was elected Senior Vice President of the Company  in  May,
1996.

(5) Represents life insurance premiums paid for term life insurance provided as part of the health insurance plan provided to employees of PBF generally.

Neither of the Named Executive Officers have an employment agreement with the Company.

Compensation Committee Interlocks and Insider Participation

     Juan F. Sotos, M.D. and Robert J. Tierney served as the Executive Compensation Committee during the last fiscal year. Neither Dr. Tierney nor Dr. Sotos serve or have served as an officer or employee of the Company or any of its subsidiaries. Neither of such persons serves on the Board of Directors of any other public company.

Option/Warrant Grants in Last Fiscal Year

     The following table sets forth certain information with respect to options/warrants granted to the Named Executive Officers during the last fiscal year.

                           Number of       Percent of Total
                           Securities      Options/Warrants
        Name               Underlying         Granted to     Exercise or
    and Principal       Options/Warrants     Employees in     Base Price     Expiration     Grant Date
      Position              Granted          Fiscal Year       $/Share          Date         Value (1)
---------------------   ----------------  ----------------  ------------  ---------------  -----------
S. Robert Davis             143,263        51.53%            $1.38           July, 2003     $127,504
Chairman of the              50,000        17.98%            $2.25        September, 2000     53,500
Board and President

William L. Clarke            29,168        10.49%            $1.38           July, 2003      25,960
Senior Vice President

(1) The Grant Date Value was calculated using the Black-Scholes option pricing model with the following assumptions: expected volatility of .658, risk free interest rates from 5.57% to 5.65%, and expected lives ranging from three to six years.

Aggregated   Options  Exercised  in  1997  and  Fiscal  Year-End  Option/Warrant
Values

      The   following  table  provides  certain  information  with  respect   to
options exercised in fiscal 1997 by the Named Executive Officers and the value of such officers' unexercised options/warrants at December 31, 1997.

                                                                               Value of Unexercised
                     Shares                     Number of Unexercised            In-the-Money (1)
                   Acquired on     Value      Options /Warrants at Year          Options/Warrants
                                                        End(#)                  at Year End($) (2)
                                           -----------------------------   ----------------------------
Name                Exercise    Realized($) Exercisable    Unexercisable    Exercisable   Unexercisable
-----------------  ----------   ---------- ------------   --------------   ------------   ------------
S. Robert Davis       None          N/A     243,916              0         $ 17,192             0
William L. Clarke     None          N/A     144,948              0         $  3,500             0

(1) "In-the-Money" options are options whose base (or exercise) price was less than the market price of Common Stock at December 31, 1997.

(2) Assuming a stock price of $1.50 per share, which was the closing price of a share of Common Stock reported for the Nasdaq National Market on December 31, 1997.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
----------------------------------------------------------------------

     The following table sets forth, to the best of the Company's knowledge, certain information as of March 9, 1998, with respect to the beneficial ownership of shares of the Company's common stock by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, by each director, by the President, and each of the Named Executive Officers serving as of December 31, 1997, and by all directors and executive officers of the Company as a group:

                                         Amount and Nature            Percent
Name and Address                      of Beneficial Ownership(1)     of Class(2)
----------------------------          -----------------------        ---------
S. Robert Davis                             1,545,525(3)              21.62%
801 94th Avenue North
St. Petersburg, Florida 33702

Charles R. Davis                              535,253                  8.15%
2124 Pine Valley Club Drive
Charlotte, North Carolina 28277

William L. Clarke                             149,248(4)               2.09%
801 94th Avenue North
St. Petersburg, Florida 33702

Juan F. Sotos, M.D.                            69,390(5)               0.97%
4400 Squirrel Bend
Columbus, Ohio 43220

Robert J. Tierney                              14,338(6)               0.20%
4805 Olentangy Blvd.
Columbus, Ohio 43214
----------------------------          -----------------------        ---------
All executive officers and directors
 as a group (6 persons)                     1,972,791(7)              26.67%
                                       ======================        =========


(1)    Represents  sole  voting  and  investment  power  unless   otherwise
indicated.

(2) Based on 6,564,009 shares of common stock outstanding as of March 9, 1998, plus, as to each person listed, that portion of the 1,434,006 unissued shares of common stock subject to outstanding options and warrants which may be exercised by such person, and as to all executive officers and directors as a group, unissued shares of common stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options/warrants within the next 60 days.

(3) Includes 25,100 shares owned by Mr. Davis' wife as to which Mr. Davis disclaims beneficial ownership and includes 243,916 unissued Common Shares as to which Mr. Davis has the right to acquire beneficial ownership upon the exercise of stock options and warrants within the next 60 days.

(4) Includes 144,948 unissued Common Shares as to which Mr. Clarke has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

(5) Includes 11,578 unissued common shares as to which Dr. Sotos, a Director of the Company, has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

(6) Includes 11,578 unissued common shares as to which Dr. Tierney, a Director of the Company, has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

(7) The number of shares of common stock beneficially owned by all executive officers and directors as a group includes 583,181 unissued shares of common stock as to which they have the right to acquire beneficial ownership upon the exercise of stock options and warrants within the next 60 days, and 25,100 shares of common stock owned by Mrs. S. Robert Davis as to which Mr. Davis disclaims any beneficial ownership. Includes 23,125 shares owned by Randall J. Asmo, Vice President and 105,309 unissued shares as to which Mr. Asmo has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days. Includes 4 shares owned by Steven L. Canan, Chief Financial Officer and 65,852 unissued common shares as to which Mr. Canan has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

      In July, 1997, the Company entered into a 12 percent subordinated convertible debt agreement for $500,000 with S. Robert Davis, Chairman of Pages, Inc. After one year from the debt's issue date, up to 85 percent of the face value of the debt is convertible at $1.875 per share into common stock of Pages, Inc.

       In August, 1997, the Company issued a $130,000 13.5 percent subordinated note to Charles R. Davis, son of S. Robert Davis and an 8 percent owner of Pages, Inc. This note was originally due February 22, 1998, and has been extended to June 30, 1998.

      In September, 1997, in exchange for personally guaranteeing the Company's $1.0 million time note, S. Robert Davis, Chairman, received a three year warrant for 50,000 shares of common stock, exercisable at $2.25 per share.

      In December, 1997, the Company recognized a valuation loss of $1.5 million on the CASCO INTERNATIONAL, INC. ("CASCO") $5.0 million note receivable. In January, 1998, an early repayment of $3.5 million was made by CASCO to Pages, Inc. S. Robert Davis is the Chairman of Pages, Inc. and of CASCO, owning 11.9 percent of CASCO's common stock. Charles R. Davis is the son of S. Robert Davis and the President of CASCO. Charles Davis owns 8 percent of Pages, Inc.'s common stock.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------
(a) 1. Financial Statements:

       See Index to Consolidated Financial Statements and Financial Statement Schedule following "Signatures."

    2. Exhibits:

       See the Exhibit Index.

(b) Reports on Form 8-K filed by Pages, Inc. during the quarter ended December 31, 1997.

       The Company filed a report on Form 8-K dated December 23, 1997, under item 4 announcing the appointment of new independent accountants, Hausser + Taylor, LLP.

       The Company filed a report on Form 8-K dated January 28, 1998, under items 2 and 5. The Company announced the sale of its $5.0 million, CASCO INTERNATIONAL, INC. note receivable for $3.5 million. The Company also announced the consummation of the $3.0 million in subordinated debt financing from Provident Bank.

(d)    Financial Statement Schedule

       See Index to Consolidated Financial Statements and Financial Statement Schedule following "Signatures."

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Pages, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Pages, Inc.
                                        (Registrant)


Dated:                            By:/s/ S. Robert Davis
       -----------------------       -----------------------------------
                                  S. Robert Davis
                                  Chairman of the Board, President,
                                  and Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Pages, Inc. and in the capacities and on the date indicated.

Dated:                            By: /s/ S. Robert Davis
       -----------------------       -----------------------------------
                                  S. Robert Davis
                                  Chairman of the Board, President,
                                  and Director
                                  (Principal executive officer)

Dated:                            By: /s/ Steven L. Canan
       -----------------------       -----------------------------------
                                  Steven L. Canan
                                  Chief Financial Officer and Treasurer
                                  (Principal financial and accounting officer)

Dated:                            By: /s/ Randall J. Asmo
       -----------------------       -----------------------------------
                                  Randall J. Asmo
                                  Director

Dated:                            By: /s/ Juan F. Sotos, M.D.
       -----------------------       -----------------------------------
                                  Juan F. Sotos, M.D.
                                  Director

Dated:                            By: /s/ Robert J. Tierney
       -----------------------       -----------------------------------
                                  Robert J. Tierney
                                  Director

                  PAGES, INC. AND SUBSIDIARIES
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                       FINANCIAL STATEMENT SCHEDULE

                                                  Page
                                                  -------
Independent Auditors' Reports                     24, 25

Consolidated statements of operations             26

Consolidated balance sheets                       27, 28

Consolidated statements of cash flows             29

Consolidated statements of stockholders' equity   30

Notes to the consolidated financial statements    31 - 46

Schedule II--Valuation and qualifying accounts    47

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Pages, Inc.
St. Petersburg, Florida


We have audited the accompanying consolidated balance sheet of Pages, Inc. and subsidiaries (the "Company") as of December 31, 1997, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. Our audit also includes the information in the consolidated financial statement schedule for the year ended December 31, 1997, listed in the index at Item 14(d). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audit. The consolidated financial statements and consolidated financial statement schedule of the Company as of December 31, 1996 and 1995, were audited by other auditors whose report dated March 21, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule for the year ended December 31, 1997, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


Columbus, Ohio
March 25, 1998

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Pages, Inc.
St. Petersburg, Florida


We have audited the accompanying consolidated balance sheet of Pages, Inc. and subsidiaries (the "Company") as of December 31, 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the two years in the period then ended. Our audits also included the information in the consolidated financial statement schedule for the years ended December 31, 1996 and 1995, listed in the index at Item 14(d). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule for the years ended December 31, 1996 and 1995, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the financial statements, effective January 1, 1996, the Company changed its method of accounting for the recognition of deferred revenue for prepaid safety award programs.



Tampa, Florida
March 21, 1997

                     PAGES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Years ended December 31
                                         --------------------------------------
                                               1997         1996         1995
                                          -----------  -----------  -----------
Revenues                                  $27,787,371  $29,886,897  $50,200,870
Costs of goods sold                        17,543,190   17,645,575   31,196,346
                                          -----------  -----------  -----------
Gross profit                               10,244,181   12,241,322   19,004,524
Operating expenses:
  Selling, general and administrative      12,442,059   13,179,673   20,106,041
  Depreciation and amortization               762,477      700,977    1,182,804
                                          -----------  -----------  -----------
  Income (loss) from operations            (2,960,355)  (1,639,328)  (2,284,321)

Other expense (income):
  Interest, net                               920,947      998,794    1,813,636
  Valuation adjustment - note receivable    1,500,000           --           --
  Gain on sale of distribution channel             --   (3,255,337)          --
                                          -----------  -----------  -----------
Income (loss) from continuing  operations
  before income taxes                      (5,381,302)     617,215   (4,097,957)
Provision for income taxes                         --           --   (2,119,400)
                                          -----------  -----------  -----------
Income(loss) from continuing operations    (5,381,302)     617,215   (6,217,357)
Discontinued operations:
  Loss from operations                             --      (83,181)  (2,352,362)
  Loss on disposal                                 --           --     (650,000)
  Cumulative  effect  of   change   in             --      994,664           --
    accounting principle
                                          -----------  -----------  -----------
NET INCOME (LOSS)                         $(5,381,302) $ 1,528,698  $(9,219,719)
                                          ===========  ===========  ===========

Basic earnings per common share:
  Income (loss) from continuing operations $    (0.85) $      0.11  $     (1.26)
  Net income (loss)                        $    (0.85) $      0.28  $     (1.87)
                                          ===========  ===========  ===========
Basic weighted average number of common
  shares outstanding                        6,306,000    5,551,000    4,930,000
                                          ===========  ===========  ===========
Diluted earnings per common share:
  Income (loss) from continuing operations $    (0.85) $      0.10  $     (1.26)
  Net income (loss)                        $    (0.85) $      0.26  $     (1.87)
                                          ===========  ===========  ===========
Diluted weighted average number of common
  shares outstanding                        6,306,000    5,857,000    4,930,000
                                          ===========  ===========  ===========

                  The accompanying notes are an integral
              part of the consolidated financial statements.

                     PAGES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                            December 31
                                                     ------------------------
                      ASSETS                            1997           1996
                                                     ----------     ---------
Current Assets:
  Cash                                                $ 412,060     $ 317,911
  Accounts  receivable,  net  of  allowance  for
    doubtful accounts of $356,000 and $316,000,
    respectively                                      2,662,140     6,896,366
  Inventory                                          12,991,795    19,358,374
  Prepaid expenses                                    1,429,726     1,541,964
  Note receivable from CASCO INTERNATIONAL, INC.      3,500,000            --
                                                     ----------     ---------
    Total current assets                             20,995,721    28,114,615
                                                     ----------     ---------
Property and equipment:
  Buildings                                           1,070,201     4,264,259
  Equipment                                           1,988,863     4,045,248
                                                     ----------     ---------
                                                      3,059,064     8,309,507
  Less accumulated depreciation                      (1,100,657)   (2,448,860)
                                                     ----------     ---------
                                                      1,958,407     5,860,647
Land                                                    420,000       631,468
                                                     ----------     ---------
    Total property and equipment, net                 2,378,407     6,492,115
                                                     ----------     ---------
Other assets:
  Cost in excess of net assets acquired, net of
    accumulated amortization of $899,000 and
    $645,000, respectively                            4,441,484     5,828,757
  Other                                                 267,654       884,752
                                                     ----------     ---------
                                                      4,709,138     6,713,509
                                                     ----------     ---------
TOTAL ASSETS                                        $28,083,266   $41,320,239
                                                    ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       PAGES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                           December 31
        LIABILITIES AND STOCKHOLDERS' EQUITY           1997           1996
                                                     ----------     ---------
Current Liabilities:
  Accounts payable                                  $ 6,173,483   $ 3,388,341
  Short-term debt obligations                        11,082,227    13,120,561
  Accrued liabilities                                   880,693     2,060,637
  Accrued tax liabilities                             1,103,501     2,283,836
  Deferred revenue                                    1,265,366     3,068,320
  Current portion of long-term debt obligations         256,488       158,160
  Current portion of  capital lease obligations          74,872       100,123
                                                     ----------     ---------
    Total current liabilities                        20,836,630    24,179,978
                                                     ----------     ---------

Long-term debt and capital lease obligations          2,044,452     1,328,986
Deferred revenue                                             --     2,935,626
                                                     ----------     ---------
    Total liabilities                                22,881,082    28,444,590
                                                     ----------     ---------

Commitments and contingencies

Stockholders' Equity
  Preferred shares: $.01 par value; authorized 300,000
    shares; none issued and outstanding
  Common shares: $.01 par value; authorized 20,000,000
    shares; issued 6,862,722 shares and 6,497,268
    shares, respectively                                 68,627        64,973
  Capital in excess of stated value                  21,908,833    23,951,788
  Notes receivable from stock sales                    (902,373)     (903,123)
  Accumulated deficit                               (15,631,780)   (9,996,866)
                                                     ----------     ---------
                                                      5,443,307    13,116,772

  Less 298,713 shares of common stock in
    treasury, at cost                                  (241,123)     (241,123)
                                                     ----------     ---------

    Total stockholders' equity                        5,202,184    12,875,649
                                                     ----------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $28,083,266   $41,320,239
                                                    ===========   ===========

                  The accompanying notes are an integral
              part of the consolidated financial statements.

                       PAGES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Years ended December 31
                                                         -----------------------------------------
                                                             1997           1996           1995
                                                         -----------     -----------   -----------
Cash Flow From (Used In) Operations:
  Income (loss) from continuing operations               $(5,381,302)    $   617,215   $(6,217,357)
                                                         -----------     -----------   -----------
  Reconciliation to net cash flow used in continuing
    operations:
    Depreciation and amortization                            762,477         700,977     1,182,804
    Deferred income taxes                                         --              --     2,119,400
    Valuation adjustment - note receivable                 1,500,000              --            --
    Gain on sale of distribution channel                          --      (3,255,337)           --
    Bad debt expense                                              --              --       146,000
    Write-off of intangible assets                                --              --       349,753
    Other                                                         --              --        28,154
    Changes  in  working capital items  of  continuing
      operations:
      Accounts receivable                                   (409,801)        511,456     1,555,974
      Inventory                                             (796,574)      2,338,773     2,039,517
      Prepaid expenses and other assets                     (757,351)        472,491       613,975
      Accounts payable and accrued liabilities             2,428,161      (4,769,738)   (2,024,430)
      Deferred revenue                                       149,363        (206,110)     (952,486)
                                                         -----------     -----------   -----------
  Net cash used in continuing operations                  (2,505,027)     (3,590,273)   (1,158,696)
                                                         -----------     -----------   -----------
  Net cash from (used in) discontinued operations           (152,787)         30,909     2,759,411
                                                         -----------     -----------   -----------
  Net cash from (used in) operations                      (2,657,814)     (3,559,364)    1,600,715
                                                         -----------     -----------   -----------

Cash Flow From  (Used In) Investing Activities:
  Payments for purchases of property and equipment          (265,209)       (308,243)     (287,706)
  Proceeds from disposition of distribution channel               --      11,287,500            --
  Payments for acquisitions, net of cash and debt
    acquired and stock issued                                     --              --      (779,346)
                                                         -----------     -----------   -----------
Net cash flow from  (used in) investing activities          (265,209)     10,979,257    (1,067,052)
                                                         -----------     -----------   -----------

Cash Flow From (Used In) Financing Activities:
  Proceeds from issuance of stock                            597,217         298,698       275,013
  Proceeds from debt and lease obligations                25,922,362      31,129,222    32,653,241
  Proceeds from subordinated debt issued                     980,000              --            --
  Payments on debt and lease obligations                 (24,482,407)    (39,062,757)  (33,600,664)
                                                         -----------     -----------   -----------
  Net cash flow from (used in) financing activities        3,017,172      (7,634,837)     (672,410)
                                                         -----------     -----------   -----------

Increase (decrease) in cash                                   94,149        (214,944)     (138,747)

Cash, beginning of year                                      317,911         532,855       671,602
                                                         -----------     -----------   -----------
Cash, end of year                                        $   412,060        $317,911      $532,855
                                                         ===========     ===========   ===========

 The accompanying notes are an integral part of the consolidated financial statements.

                          PAGES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1997, 1996 and 1995

                                                                     Notes
                                                       Capital In  Receivable    Foreign
                                            Common      Excess of     from      Currency    Accumulated   Treasury
                                Shares       Stock      Par Value  Stock Sales  Translation    Deficit       Stock       Total
                              ---------   --------     ----------- -----------  -----------  -----------  ----------- -----------
Balance December 31, 1994     5,087,921   $ 50,879     $22,489,048 $   --       $(400,295)   $(2,305,845) $(241,123)  $19,592,664

Year ended December 31, 1995:
Exercise of stock options       313,923      3,140         271,873                                                        275,013
Other                            72,712        727            (727)                                                            --
Foreign currency translation                                                       25,641                                  25,641
Net loss                                                                                      (9,219,719)              (9,219,719)
                              ---------   --------     ----------- -----------  -----------  -----------  ----------- -----------
Balance December 31, 1995     5,474,556     54,746      22,760,194          --     (374,654) (11,525,564)    (241,123) 10,673,599

Year ended December 31, 1996:
Exercise of stock options     1,022,712     10,227       1,191,594    (903,123)                                           298,698
Foreign currency translation                                                        374,654                               374,654
Net income                                                                                     1,528,698                1,528,698
                              ---------   --------     ----------- -----------  -----------  -----------  ----------- -----------
Balance December 31, 1996     6,497,268     64,973      23,951,788    (903,123) $      --     (9,996,866)    (241,123) 12,875,649

Year ended December 31, 1997:
Spin-off of CASCO INTERNATIONAL, INC                    (2,635,768)                             (253,612)              (2,889,380)
Proceeds from in-kind  inventory
purchases, services, and private
placements                      365,454      3,654         592,813        750                                            597,217
Net loss                                                                                      (5,381,302)             (5,381,302)
                              ---------   --------     ----------- -----------  -----------  -----------  ----------- -----------
Balance December 31, 1997     6,862,722   $ 68,627     $21,908,833   $(902,373)  $   --     $(15,631,780)   $(241,123)$ 5,202,184
                              =========   ========     =========== ===========  ===========  ===========  =========== ===========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                 PAGES, INC. AND SUBSIDIARIES
                 ----------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

Principles of Consolidation

      The consolidated financial statements include the accounts of Pages, Inc. and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions, collectively referred to as "the
Company." The Company's children's literature business segment is operated principally through Pages Book Fairs, Inc. and related entities ("PBF") and the Company's discontinued incentive/recognition awards business segment was operated through CASCO INTERNATIONAL , INC., ("CASCO," formerly known as C.A. Short Company, Inc.).

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

Revenue Recognition

      Revenues from the sale of children's literature are recognized upon shipment and delivery of the related merchandise. Revenues from services are insignificant. The Company provides for estimated returns from the sale of children's literature when those products are shipped.

Accounts Receivable

       The Company mainly sells its products to schools, organizations, public libraries, and corporations across the United States. The accounts receivable are well diversified and are expected to be repaid in the normal course of business.

Inventory

      Inventory consists of finished goods which are comprised of books and general retail merchandise. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method. Internal and external production costs (which include costs for design, art, editorial services, and color separations in the publishing of finished goods inventory) are capitalized and expensed over the respective lives of the titles published by the Company.

Prepaid Expenses

      Prepaid expenses at December 31, 1997 and 1996, include approximately $1,000,000 and $1,500,000, respectively, of prepaid selling costs that include employee costs and incentive payments to distributors and salespeople for the scheduling of future sales events and sales of book subscriptions. Such costs are directly attributable to obtaining specific future commitments to hold a selling event or start a subscription and are expensed in the year the related sales occur.

Buildings  and Equipment

      Buildings and equipment are recorded at cost and depreciated over their estimated useful life on the straight-line method. Estimated useful lives range from three to thirty-one years. Major repairs and betterments are capitalized; minor repairs are expensed as incurred. Depreciation expense for the years ended December 31, 1997, 1996, and 1995, totaled $447,000, $491,000, and $958,000, respectively.

Cost In Excess of Net Assets Acquired and Other Assets

      The majority of cost in excess of net assets acquired are amortized on a straight line basis over 40 years. Management periodically evaluates its accounting for cost in excess of net assets acquired by considering such factors as historical performance, current operating results, and future operating income. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectation of nondiscounted cash flows from operations and eventual disposition for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 1997. Based on this periodic review, management believes that the carrying value of cost in excess of net assets acquired is reasonable and the amortization period is appropriate. Amortization expense on cost in excess of net assets acquired for the years ended December 31, 1997, 1996, and 1995 totaled $254,000, $132,000, and $133,000, respectively.

       Other  assets  include  payments  for  covenants  not  to  compete,  cash surrender value of life insurance and deferred loan costs. The covenants not to compete and deferred loan costs are amortized using the straight line method over the terms of the related contracts. Amortization expense totaled $61,000, $78,000, and $92,000, for the years ended December 31, 1997, 1996, and 1995, respectively.

Long-Lived Assets

       In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and
for Long-Lived Assets to be Disposed Of." The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. There was no material effect on the financial statements from the adoption because the Company's prior impairment recognition practice was consistent with the major provisions of the Statement. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property and equipment and intangibles in relation to the estimated future cash flows expected to result from the asset and its eventual disposition. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

Deferred Revenue

       Deferred revenue represents customer prepayments for goods and services that the Company will deliver in the future. Upon delivery of such goods and services, deferred revenues are recognized as revenues.
Effective January 1, 1996, CASCO adopted a change in accounting principle relating to deferred revenues and prepaid expenses (See Note 8).

Per Share Data

      Per share amounts are computed in accordance with SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding and dilutive options and warrants outstanding during the year.

Stock-Based Compensation

      The Company has stock option plans which reserves shares of common stock for issuance to executives, key employees and directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997 been consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the proforma amounts indicated below:
                                                     1997        1996
                                             ------------    ---------
     Net earnings (loss) - as reported       $(5,381,302)   $1,528,698
     Net earnings (loss)- proforma           $(5,646,580)   $1,058,000
     Basic earnings (loss) per share -
          as reported                        $      (.85)   $      .28
     Basic earnings (loss) per share -
          proforma                           $      (.89)   $      .18

       The  assumption  regarding  all  outstanding  stock  options  issued   to
executives and key employees as of December 31, 1997, was that all but one of such options were vested in 1997.

      Normal  vesting  of incentive stock options under the stock  option  plans
is  immediate.   Vesting of non-statutory stock options are  at  the  discretion of the compensation committee.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: expected volatility of .658, risk-free interest rate ranging from 5.53% to 5.63%, and expected lives ranging from three to six years.

Concentration of Credit Risk

      The Company's cash balances, which are in excess of federally insured levels, are maintained at large regional financial institutions. The Company continually monitors its balances to minimize the risk of loss for these balances.

      The  Company  grants credit to customers throughout the country.   No  one
customer accounts for any significant percentage of sales or receivables.

Fair Value of Financial Instruments

      Statement of Accounting Standards (SFAS) No. 107, "Disclosure about the Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. During 1997, the Company acquired a $5.0 million note receivable from CASCO in connection with the spin-off of  this  wholly-owned  subsidiary.  The note was  to  be  repaid  over  a  five year period. The Company agreed to early repayment of the note at a $1.5 million discount in January, 1998. Accordingly, at December 31, 1997, the Company recognized the $1.5 million valuation adjustment since the fair value of the note was established shortly thereafter.

      The fair value of cash and long-term debt approximate the carrying amounts as of December 31, 1997. The fair value of the Company's long-term debt was estimated based on current rates for debt with similar remaining maturities.

Accounting Pronouncements for 1998

      The  Financial  Accounting  Standards  Board  ("FASB")  has  issued  three pronouncements for fiscal years beginning after December 15, 1997. These include SFAS No. 130 - "Reporting of Comprehensive Income", SFAS No. 131 - "Disclosures About Segments of an Enterprise and Related Information", and SFAS No. 132 - "Employers' Disclosures About Pensions and Other Postretirement Benefits". The Company believes that the effect of the adoption of the above will not be material to its financial position or results of operations.

Reclassifications

      Certain reclassifications to the 1996 and 1995 consolidated financial statements have been made to conform with the current year's presentation.

2.  STOCK OPTIONS, WARRANTS AND STOCK APPRECIATION RIGHTS

       At December 31, 1997, 537,500 common shares of the Company were reserved for issuance under the incentive stock option plan, 233,475 shares were reserved under non-statutory stock options, and 205,789 shares were reserved under outstanding warrants. Information for the stock options and warrants is summarized as follows:

                                                                  Years ended  December 31
                                                       -------------------------------------------
                                                            1997            1996             1995
                                                       ----------      ----------        ---------
Incentive Stock Option Plan
-------------------------------
Outstanding, beginning of year                            360,745          58,125          122,450
  Adjusted shares due to spin-off of CASCO
    INTERNATIONAL, INC.                                    56,892
  Granted                                                 228,000         459,500           55,625
  Canceled                                               (126,619)        (60,280)        (119,950)
  Exercised                                                    --         (96,600)              --
                                                       ----------      ----------        ---------
Outstanding, end of year                                  519,018         360,745           58,125
                                                       ==========      ==========        =========
Exercise price range of options outstanding        $1.38 to $9.40   $1.75 to $10.88   $2.57 to $10.88

Exercise price range of options exercised during the year      --   $1.875 to $2.69             --

Non-Statutory Stock Options
--------------------------------
Outstanding, beginning of year                            158,125       2,045,016       2,666,821
    Adjusted   shares  due  to  spin-off   of   CASCO
INTERNATIONAL, INC.                                        24,947              --              --
  Granted                                                 130,000          20,000           92,308
  Canceled                                                (79,597)       (980,779)        (400,190)
  Exercised                                                    --        (926,112)        (313,923)
                                                       ----------      ----------        ---------
Outstanding, end of year                                  233,475         158,125        2,045,016
                                                       ==========      ==========        =========

Exercise price range of options outstanding            $1.75 to $6.22 $2.125 to $7.20  $0.80 to $11.75

Exercise price range of options exercised during  the        --        $0.80 to $1.20   $0.80 to $0.88
year

Warrants
Outstanding, beginning of year                              5,000            --              --
    Adjusted   shares  due  to  spin-off   of   CASCO
INTERNATIONAL, INC.                                           789            --              --
  Granted                                                 200,000           5,000            --
  Canceled                                                  --               --              --
  Exercised                                                 --               --              --
                                                       ----------      ----------        ---------
Outstanding, end of year                                  205,789           5,000            --
                                                       ==========      ==========        =========

Exercise price range of warrants outstanding           $1.73 to $2.25      $2.00              --

Exercise price range of warrants exercised during the        --              --               --
year

      The Incentive Stock Options are exercisable at the fair market value on the date of grant, and were granted from shares available for issuance from the Company's 1993 Incentive Stock Option Plan. The options outstanding at December 31, 1997, are all presently exercisable and expire six years from grant date at various dates through July, 2003. All options are 100% vested.

      The non-statutory options are priced at the fair market value on the date of grant. All but one of the non-statutory options outstanding at December 31, 1997, are exercisable and expire at various dates through November 2001.

      Warrants to purchase 205,789 shares of Pages, Inc. common stock were issued in connection with the Company's ability to raise additional capital. The warrants are priced at either the market value of the common stock at date of the agreement to issue the warrants or at market, or 1/8 above the market value of the common stock at date of issuance of the warrant. All but one of the warrants are exercisable and expire various dates through December, 2002.

      The  Stock  Appreciation Rights issued November  1,  1996,  were  canceled
April  1,  1997.   The  expense and related liability of $431,287,  recorded  in
1996, was reversed in 1997.

             A summary of options and warrants outstanding at December 31, 1997, is as follows:

                                                                                     Proceeds to
                                                                                    Company Upon
Date Granted or Issued          Shares Reserved  Shares Exercisable  Exercise Price     Exercise
----------------------------      -------------          ----------     -----------     --------
Incentive Stock Options:
November 18, 1993                         1,157               1,157          $9.400      $10,875
September 29, 1995                        8,308               8,308           2.320       19,275
November 13, 1995                        10,997              10,997           2.220       24,413
May 8, 1996                             194,510             194,510           2.060      400,691
July 24, 1996                            52,101              52,101           1.510       78,673
November 8, 1996                         28,945              28,945           1.840       53,259
March 14, 1997                           23,000              23,000           2.150       49,450
July 14, 1997                           200,000             200,000           1.380      276,000
                                  -------------          ----------                     --------
                                        519,018             519,018                      912,636
                                  -------------          ----------                     --------

Non-Statutory Stock Options:
May 19, 1992                             18,812              18,812           3.370       63,396
June 2, 1992                             50,653              50,653           3.630      183,870
June 15, 1992                             7,236               7,236           3.890       28,148
April 30, 1993                            3,618               3,618           6.220       22,504
November 1, 1996                         23,156              23,156           1.840       42,607
August 8, 1997                           65,000              65,000           1.750      113,750
August 8, 1997                           65,000                   0           2.500      162,500
                                  -------------          ----------                     --------
                                        233,475             168,475                      616,775
                                  -------------          ----------                     --------

Warrants:
August 14, 1996                           5,789               5,789           1.730       10,015
August 27, 1997                         100,000             100,000            2.00      200,000
September 2, 1997                        50,000              50,000            2.25      112,500
December 24, 1997                        50,000                   0           1.875       93,750
                                  -------------          ----------                     --------
                                        205,789             155,789                      416,265
                                  -------------          ----------                     --------
Total Options and Warrants              958,282             843,282                  $ 1,945,676
                                  =============          ==========                     ========

 3.  NOTES RECEIVABLE FROM STOCK SALES
     ----------------------------------

        In the Third and Fourth Quarters of 1996, certain officers and employees exercised stock options for notes. These notes are full recourse promissory notes bearing interest at 7 percent. The principal sum is due in September, 1999. The interest is payable only in the event and only to the extent that the fair market value of the shares of common stock at the close of business in September, 1999 exceeds the exercise price. No provision has been made in the 1997 or 1996 financial statements for such interest.

4.  DEBT OBLIGATIONS
    ----------------

      Debt obligations consisted of the following:

                                                                                                     1997           1996
                                                                                             ------------      ----------
Line  of  credit with interest at prime plus 1 percent; interest payable monthly, maturing on  June  30,  1998, collateralized by substantially all assets of the Company ($1,417,773
unused at December 31, 1997)                                                                  $10,082,227      $9,450,815

Line  of  credit with interest at prime plus 1 percent; interest payable monthly, maturing on  June  30,  1997,  collateralized by substantially all assets of the Company  ($830,254
unused at December 31, 1996)                                                                    --              3,669,746

Time note with interest at prime plus 2 percent; due February 28, 1998                          1,000,000      --

Mortgage payable with interest at prime plus 1 1/4 percent; principal and interest payable in  monthly installments of $11,280, maturing on March 1, 2008, collateralized  by  office
and warehouse facility                                                                            581,217         657,238

Second  mortgage  note  payable with interest at 12.825 percent;  principal  and  interest payable in monthly installments of $5,313, maturing on November 1, 2008, collateralized by
office and warehouse facility                                                                     384,852         400,867

Subordinated  notes payable with interest payable quarterly at 12 percent, due  August  1,
2000, 85 percent of face value of notes convertible into common stock after one year  from purchase at conversion prices of $1.875 - $2.75.  $500,000 of the notes payable are to  S.
Robert Davis, Chairman of Pages, Inc.                                                             850,000           --

Subordinated note payable with interest payable quarterly at 10 percent, due in 2005              250,000         250,000

Subordinated note payable to Charles R. Davis, son of S. Robert Davis, Chairman of  Pages,
Inc. with interest payable quarterly at 13.5 percent, due June 30, 1998                           130,000         --

Promissory note payable with interest at 10 percent, payable in
five annual installments through April 29, 1998                                                    27,539          53,038

Promissory  note payable with interest at 7 percent, payable quarterly through August  16,
1997                                                                                                   --          40,476
                                                                                              -----------     -----------
Total debt obligations                                                                         13,305,835      14,522,180
Less short-term obligations                                                                    11,338,715      13,278,721
                                                                                              -----------     -----------
Total long-term obligations                                                                   $ 1,967,120     $ 1,243,459
                                                                                              ===========     ===========
The prime interest rate at December 31, 1997 and 1996, was 8 1/2 and 8  1/4 percent, respectively.

Future maturities on debt as of December 31, 1997, and during the next five years and thereafter are as follows:

          1998        $11,338,715
          1999            109,735
          2000            971,706
          2001            134,991
          2002            149,731
          Thereafter      600,957
                      -----------
                      $13,305,835
                      ===========

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

      On January 21, 1998, the Company also entered into two new credit agreements. Pages obtained $3.0 million in subordinated debt financing bearing interest at 12.5 percent payable monthly, due in 2004. Warrants to purchase shares of the Company's common stock were issued in connection with this subordinated debt financing. Additionally, an $8.0 million line of credit was obtained from the Company's primary lender, replacing all prior lines of credit, with interest at prime plus 1 percent payable monthly, due in 2000 and collateralized by substantially all assets of the Company.

5.  LEASE OBLIGATIONS
    ------------------

      The Company is obligated under various noncancelable operating and capital leases. Operating leases are principally for office and warehouse facilities, equipment, and vehicles. Rent expense under operating leases amounted to $791,403, $1,071,466, and $1,176,232 for the years ended
December 31, 1997, 1996, and 1995, respectively. Future minimum lease payments under leases are as follows:



Year Ended
December 31,                                 Capital       Operating
-------------                             ----------      ----------
1998                                         $74,872        $683,442
1999                                          46,965         551,346
2000                                          19,744         427,404
2001                                          10,623         405,447
2002                                               0         405,447
Thereafter                                         0               0
                                          ----------     -----------
                                          $  152,204     $ 2,473,086
                                                         ===========
Less - current installments,
  capital lease obligations                  (74,872)
                                          ----------
Long-term lease obligations                 $ 77,332
                                          ==========

The property and equipment under capital leases consisting of office equipment are recorded at December 31, 1997, as follows:

Property and equipment                   $   282,937
  Less - accumulated depreciation           (130,817)
                                          ----------
                                            $152,120
                                          ==========

6.  INCOME TAXES

      The Company is required to use SFAS No. 109 "Accounting for Income Taxes." Under SFAS 109, the liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under SFAS No. 109, if on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Based on available evidence, a valuation allowance has been established for an amount of the asset that more likely than not, will not be recognized.

      Temporary differences between income for financial reporting purposes and tax reporting purposes relate primarily to accounting methods for doubtful accounts, inventory costs, accrued and prepaid expenses and reserves, and depreciation and amortization expense.

For the years presented, the provision (benefit) for income taxes consisted of the following:

                                                         December 31,   December 31,  December 31,
                                                             1997           1996          1995
                                                         ------------   ------------  ------------
Current
  Federal                                                $     --        $     --      $      -
  State and local                                              --              --             -
                                                         ------------   ------------  ------------
Net current                                              $     --        $     --      $      -
                                                         ------------   ------------  ------------

Deferred
  Federal                                                     --               --      $ 1,966,200
  State and local                                             --               --          153,200
                                                         ------------   ------------  ------------
Net deferred provision (benefit)                              --               --        2,119,400
                                                         ------------   ------------  ------------
Net provision (benefit) for taxes                        $    --         $     --      $ 2,119,400
                                                         ============   ============  ============

A reconciliation of income taxes based upon the application of the federal statutory tax rate is as follows:

                                                         December 31,   December 31,  December 31,
                                                             1997           1996          1995
                                                         ------------   ------------  ------------

Provision (benefit) for taxes at statutory rate           $(1,910,300)     $ 542,700   $(2,414,100)
United Kingdom operations                                          --       (437,500)      406,900
Goodwill amortization                                          67,000        (88,500)       29,000
State taxes net of federal benefit                                 --             --       (86,100)
Interest                                                           --       (227,400)           --
Establishment of  valuation allowance                       1,964,300        367,700     4,385,600
Stock options exercised and stock appreciation rights        (153,500)       (99,400)     (225,200)
Other                                                          32,500        (57,600)       23,300
                                                         ------------   ------------  ------------
Total provision (benefit) for income taxes              $      --       $      --      $ 2,119,400
                                                         ============   ============  ============

The components of net deferred tax assets as of December 31, 1997 and 1996, are as follows:

                                                      December 31,      December 31,
                                                          1997              1996
                                                        ---------       -----------
Assets
  Provision for doubtful accounts                       $ 193,000       $   116,000
  Inventory costs capitalized for tax purposes            321,000           576,600
  Accruals and reserves to be expensed as paid for
    tax purposes                                          243,000           708,200
  Other                                                    23,000            24,100
  Net operating loss carryforwards                      6,536,000         5,163,400
  Investment tax credit carryforwards                     122,000           122,000
  Stock appreciation rights                                    --           153,100
                                                        ---------       -----------
                                                        7,438,000         6,863,400
  Less valuation allowance                             (6,880,200)       (5,170,000)
                                                        ---------       -----------
  Deferred tax asset, net of valuation allowance          557,800         1,693,400
                                                        ---------       -----------

Liabilities:
Costs deducted as paid for tax purposes                  (410,800)         (761,400)
Excess of tax over financial accounting depreciation
and amortization                                         (147,000)         (932,000)
                                                        ---------       -----------
                                                         (557,800)       (1,693,400)
                                                        ---------       -----------
Net deferred tax asset                                  $      --       $        --
                                                        =========       ===========

      At December 31, 1997, operating loss carryforwards of approximately $18,400,000 are available to offset future taxable income and will expire during the years 1998 through 2010.

7.   CHILDREN'S LITERATURE ACQUISITIONS AND DISPOSALS
     ------------------------------------------------

      During 1995, the Company acquired several small operations involved in the publishing and distribution of children's literature. These acquisitions were accounted for using the purchase method of accounting. The aggregate cost of there acquisitions approximated $779,000 in cash and was allocated to the net assets acquired based upon their face values. Cost assigned to cost in excess of net assets acquired approximated $471,000 in 1995.

      During 1995, the Company disposed of or phased out the operations of several acquisitions made in 1993 and 1994 and curtailed the distribution of early childhood product through the mail to pre-schools and daycare centers. Combined revenues, included in the accompanying consolidated
financial    statements,   of   these   operations   for   1995,    approximated
$2,300,000. The combined costs and expenses associated with these operations including the loss on disposition or phase out included in cost of goods sold and selling, general, and administrative expense in the accompanying consolidated financial statements for 1995, approximated $2,700,000.

      On March 6, 1996, the Company sold to Scholastic Limited, a United Kingdom subsidiary of Scholastic, Inc. and its affiliates ("Scholastic")
all the capital stock of Pages Book Fairs, Limited ("Limited") , the Company's United Kingdom subsidiary for $4,764,781 cash. Additionally, as part of the transaction, (i) Scholastic paid in full (1) the outstanding balance  of  $2,129,846 due by Limited to Lloyds Bank and  (2)  an  intercompany payable  due  from  Limited  to the Company in the  amount  of  $2,317,873,  and
(ii) the Company signed a Non-Competition Agreement pursuant to which, in return for the payment of $1,500,000 in cash, the Company agreed for a five-year period not to compete with the book fair business of Scholastic and its affiliates in the following countries: Canada, the United Kingdom, Ireland, Germany, Italy, Greece, Eastern Europe, including without limitation, the Commonwealth of Independent States, Turkey, the countries of the Middle East, and Africa.

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

8.  DISCONTINUED OPERATIONS
    -------------------------------

      Effective on the close of business on December 31, 1996, the Company completed a tax-free spin- off of the common stock of the Company's wholly-owned subsidiary CASCO INTERNATIONAL, INC. (CASCO) through a distribution to the stockholders of Pages, Inc. of one and one-half shares of CASCO common stock for every ten shares of Pages, Inc. common stock outstanding on the record date. Effective January 1, 1997, CASCO issued a subordinated debenture to Pages, Inc. in the principal amount of $5.0 million bearing interest at 7% per annum payable quarterly, with principal payments of $100,000 each due at the end of the first four years, and a final payment of $4,600,000 due at the end of the fifth year. This note was repaid at a $1.5 million discount in January 1998.

       No operating results for CASCO are included in these financial statements. Revenues for CASCO were $22.0 and $22.6 million for 1996 and 1995, respectively. Net income or (losses) were $911,000 and $(126,274) for 1996 and 1995, respectively. Included in the 1996 CASCO income is the cumulative effect of an accounting change adopted by CASCO as of January 1, 1996. CASCO changed its method of accounting for the recognition of revenues relating to advance deposits. Previously, CASCO recognized such deferred revenue at the conclusion of the respective safety award programs. Effective with the change, revenues are recognized over the course of the programs based on CASCO's historical and expected redemption percentages. The corresponding deferred commission costs (included in prepaid expenses on the accompanying financial statements) have also been recognized in association with this change in the same direct proportion as the revenue recognition. The effect of this accounting change in 1996 was to decrease the loss before cumulative effect of change in accounting principle by $209,190, net of associated commission expense of $32,704. The cumulative effect of the accounting change of $995,000 has not been tax effected based on the absence of any applicable tax to the Company on a consolidated basis (see Note 6). The proforma income (loss) amounts for CASCO assuming the new accounting method is applied retroactively are $(83,181) and $303,512 in 1996 and 1995, respectively.

      The components of net assets of the CASCO discontinued operations included in the consolidated balance sheets at December 31, 1996 follow:

                                                   December 31, 1996
                                                   -----------------
  Cash                                                   $   130,972
  Accounts receivable, net                                 4,644,027
  Inventory                                                7,163,153
  Prepaid expenses                                           803,321
  Property, plant and equipment, net                       3,931,800
  Costs in excess of net assets acquired, net              1,133,023
  Other assets                                               622,257
  Accounts payable                                        (1,572,022)
  Accrued liabilities                                       (342,156)
  Short-term debt obligations                             (3,669,746)
  Deferred revenue                                        (4,887,943)

     Additionally, in 1995, the Company adopted a plan to discontinue the operations of its Read Aloud Book Club division (the "Club"). The operations of the Club ceased during the second quarter of 1996. The Club is accounted for as a discontinued operations, and accordingly, its operations are segregated in the accompanying consolidated statements of operations. Losses incurred between the measurement date (December 31,
1995) and the date on which operations ceased as well as phase out costs on the Club, were provided for in the December 31, 1995, consolidated financial statements. Revenue associated with the discontinued club operation for 1995 was $2,451,965, and the net loss was $(2,876,000).

9.   SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION
     -------------------------------------------------

     Cash paid for interest during the years ended December 31, 1997, 1996, and 1995, aggregated $1,275,000, $1,151,000, and $2,190,000 and cash paid for taxes was $1,190,000, $18,100, and $0, respectively.

      During the years ended December 31, 1997 and 1996, the Company acquired $82,000 and $75,000, respectively, in equipment through capital financing leases. In 1996, the Company acquired $250,000 of inventory through the issuance of a long term note.

      During 1997, the Company acquired a $5.0 million note receivable from CASCO in connection with the spin-off of this wholly-owned subsidiary effective on the close of business on December 31, 1996. Interest at 7% was paid quarterly to the Company. This note was repaid early to the Company at a $1.5 million discount in January 1998.

      Also in 1997, the Company issued $420,000 in Common Stock (at $1.75 per share) to a printing vendor in exchange for inventory. $47,700 in Common Stock (at $1.59 per share) and two 3 year options for 65,000 shares each, exercisable at $1.75 and $2.50, respectively, were issued in exchange for public relations services.

10.  INTERIM FINANCIAL INFORMATION (UNAUDITED):
     ------------------------------------------

                                                     Twelve Months Ended December 31, 1997
                                          ---------------------------------------------------------
                                              Quarter        Quarter        Quarter         Quarter
                                                Ended          Ended          Ended           Ended
                                             March 31        June 30       Sept. 30         Dec. 31
                                          -----------    -----------    -----------     -----------
Revenues                                  $ 7,144,194    $ 6,943,688    $ 3,121,227     $10,578,262
Gross Profit                                3,007,642      2,769,835      1,114,148       3,352,556
Income  (loss)  from  operations  before
income taxes                                 (239,626)(4)   (845,277)    (1,767,220)     (2,529,179)(1)
Net income (loss) available to common
 stockholders                             $  (239,626)   $  (845,277)   $(1,767,220)    $(2,529,179)
                                          ===========    ===========    ===========     ===========
Income/(loss) per common share  -  basic
  and diluted:
  Net income (loss)                       $     (0.04)   $     (0.14)    $    (0.28)   $      (0.39)
                                          ===========    ===========    ===========     ===========
  Weighted average common shares            6,199,000      6,194,000      6,360,000       6,470,000
                                          ===========    ===========    ===========     ===========

                                                     Twelve Months Ended December 31, 1996
                                          --------------------------------------------------------
                                              Quarter        Quarter        Quarter         Quarter
                                                Ended          Ended          Ended           Ended
                                             March 31        June 30       Sept. 30         Dec. 31
                                          -----------    -----------    -----------     -----------
Revenues                                  $ 9,457,068    $ 6,646,418    $ 3,366,483     $10,416,928
Gross Profit                                3,757,355      2,671,851      1,564,849       4,247,267
Income (loss) from continuing operations
  before income taxes                       2,191,495(2)    (741,680)    (1,401,681)        569,081(4)
Income (loss) from discontinued
  operations                                1,375,432(3)    (302,240)      (655,866)        494,157
Net income (loss) available to common
 stockholders                            $  3,566,927    $(1,043,920)   $(2,057,547)    $ 1,063,238
                                          ===========    ===========    ===========     ===========
Income/(loss) per common share - Basic:
  Discontinued operations                 $      0.27      $   (0.06)     $   (0.12)    $      0.08
  Net income (loss)                        $     0.69     $    (0.19)    $    (0.38)    $      0.17
                                          ===========    ===========    ===========     ===========
Weighted average common shares              5,180,000      5,436,000      5,483,000       6,103,000
                                          ===========    ===========    ===========     ===========

Income (loss) per common share - Diluted:
  Discontinued operations                 $      0.24    $     (0.06)    $    (0.12)     $     0.08
  Net income (loss)                        $     0.62    $     (0.19)     $   (0.38)     $     0.17
                                          ===========    ===========    ===========     ===========
Weighted average common shares and
  potential common stock                    5,721,000      5,436,000      5,483,000       6,138,000
                                          ===========    ===========    ===========     ===========

Per share calculations are based on the average number of shares and potential common stock outstanding for each quarter using the treasury stock method. Thus, the sum of the quarters may not necessarily be equal to the full year's earnings per share amounts.

(1)  Includes  valuation  adjustment  on  note  receivable  of  $1,500,000  (See
Note 13).
(2) Includes gain on sale of the Company's United Kingdom subsidiary of $3,255,337 (See Note 7).
(3) Includes cumulative effect of a change in accounting principle of $994,664 (See Note 8).
(4) Include effect of $431,287 of compensation associated with the Company's Stock Appreciation Rights recorded as an expense in fourth quarter of 1996 and reversed into income in first quarter of 1997 when these shares were canceled and rescinded.

11.  COMMITMENTS AND CONTINGENCIES
     -------------------------------
Internal Revenue Service Assessment

     During the Spring of 1993, the Company was advised that the Internal Revenue Service ("IRS") might assess additional income taxes in connection with the examination of the tax returns of Pages Book Fairs ("PBF", formerly School Book Fairs), and its affiliates for the fiscal years ending July 31, 1988, 1989, 1990, and 1991. In June, 1993, the Company recorded a $2 million adjustment to its purchase price allocation of PBF assets, which increased the cost in excess of assets acquired (i.e. - goodwill), and recorded a corresponding increase in accrued tax liabilities and related costs.

     In October, 1995, the Company received four Notices of Deficiency from the IRS relating to this examination. The Notices of Deficiency assessed additional income taxes of $4,693,681 and penalties of $1,358,630, plus interest. The asserted deficiencies were attributable primarily to a restructuring of PBF and related entities that occurred on August 1, 1988, in which, along with other events, certain assets were transferred between related companies. The IRS had challenged, among other things, the values assigned to those assets by the parties to the transaction, contending that the assets were undervalued and that PBF recognized a substantial taxable gain in the transaction. In January, 1996, the Company filed petitions with the Tax Court disputing the IRS valuation of the assets transferred, and other points in the IRS assessment.

     On October 28, 1996, the Company entered into a settlement with the IRS regarding the four Notices of Deficiency received assessing additional taxes for the fiscal years 1988, 1989, 1990, and 1991. The settlement includes income taxes of $750,000, plus interest of approximately $750,000, for a total of approximately $1,500,000. The Company has negotiated a payment plan with the IRS that spreads the payments including interest over twelve months starting in March, 1997. At December 31, 1997, the balance due approximated $300,000.

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

12.  RETIREMENT PLAN
     -------------------

     In 1991, the Company established a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code, covering all eligible employees. Employees become eligible upon reaching age 21 and completing a year of service. The Company's contributions into the Plan are discretionary. There were no Company contributions in years 1997, 1996 or 1995.

13.  BUSINESS CONTINUATION
     ----------------------

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

       As shown in the consolidated financial statements, the Company incurred a loss of $5,381,302 in 1997. In addition, accounts payable increased to $6,173,483 in 1997 compared to $3,388,341 in 1996, and working capital decreased by $3.8 million in 1997.

      As a result of the Company's financial difficulties, management has taken the following actions. On January 21, 1998, the Company agreed to an
early  repayment  of  the  $5.0  million  note  receivable  from  CASCO,  at   a
discounted amount. The $3.5 million in proceeds were used to pay down the Company's existing line of credit and payoff the $1.0 million time note. A $1.5 million negative valuation adjustment was recorded in the 1997 consolidated financial statements. In addition, as stated in Note 4, the
Company acquired $3.0 million in subordinated debt financing and an $8.0 million line of credit was obtained. In February 1998, the Company terminated approximately fifty employees as a part of an effort to reduce selling, general and administrative expenses by approximately $3.0 million in 1998.

       In   addition,  the  Company  is  exploring  the  sale  of  an  operating
division.   A  sale  would  provide  cash proceeds  to  bring  accounts  payable closer to their normal terms. Furthermore, the Company is actively pursuing private placements and strategic alliances with several companies in which the Company will receive inventory in exchange for common stock. As of the date of the audit report, no operating divisions had been sold and no private placements or strategic alliances were in place.

      Management believes the implementation of these actions will enable the Company to continue its business, survive and operate in the near term.

14.  EARNINGS PER SHARE
     -------------------

      The following table represents the computation of basic and diluted earnings per share:

                                                                  Year Ended December 31,
                                                         --------------------------------------
                                                               1997          1996          1995
                                                         ----------    ----------    ----------
Basic Earnings Per Share:
Weighted average number of common shares outstanding      6,306,000     5,551,000     4,930,000
                                                         ----------    ----------    ----------
Income/(loss) from continuing operations                $(5,381,302)   $  617,215   $(6,217,357)
Discontinued operations before cumulative effect of
  accounting change                                      -                (83,181)   (3,002,362)
Cumulative effect of accounting change                          -         994,664            --
                                                         ----------    ----------    ----------
Net income/(loss) available to common stockholders      $(5,381,302)  $ 1,528,698   $(9,219,719)
                                                         ==========    ==========    ==========
Income/(loss) per common share:
Income/(loss) from continuing operations                  $    (.85)     $   0.11    $    (1.26)
Discontinued operations before cumulative effect of
  change in accounting principle                             -              (0.01)        (0.61)
Cumulative effect of  accounting change                      -               0.18             -
                                                         ----------    ----------    ----------
Basic earnings/(loss) per share                          $     (.85)   $     0.28     $   (1.87)
                                                         ==========    ==========    ==========

Diluted Earnings Per Share:
Weighted average number of common shares outstanding -
  basic                                                   6,306,000     5,551,000     4,930,000

Effect of Dilutive Securities:
Add dilutive stock options                                     -          771,000           -
Deduct shares that could be repurchased from the
proceeds of the dilutive options                               -         (465,000)          -
                                                         ----------    ----------    ----------
Diluted potential common shares                           6,306,000     5,857,000     4,930,000
                                                         ==========    ==========    ==========

Income/(loss) per common share:
Income/(loss) from continuing operations                $(5,381,302)   $  617,215   $(6,217,357)
Effect of dilutive securities                                   -              -             -
                                                         ----------    ----------    ----------
Income/(loss) from operations available to stockholders  (5,381,302)      617,215    (6,217,357)
Discontinued operations before cumulative effect of
  accounting change                                             -         (83,181)   (3,002,362)
Cumulative effect of accounting change                          -         994,664            -
                                                         ----------    ----------    ----------
Net income/(loss) available  to common stockholders
  and assumed conversions                               $(5,381,302)  $ 1,528,698   $(9,219,719)
                                                         ==========    ==========    ==========

Diluted earnings/(loss) per common share:
Income/(loss) from continuing  operations                 $   (0.85)   $     0.10     $   (1.26)
Discontinued operations before cumulative effect of
 change in accounting principle                                -            (0.01)        (0.61)
Cumulative effect of change in accounting principle            -             0.17             -
                                                         ----------    ----------    ----------
Diluted earnings/(loss)  per share                        $   (0.85)   $    0 .26    $    (1.87)
                                                         ==========    ==========    ==========


     At December 31, 1997 and 1995, options and warrants were outstanding during the years but were not included in the computation of dilutive EPS because the potential common stock would be antidilutive. See Note 2 for a summary of options and warrants issued and the exercise prices.

     At December 31, 1996, additional options and warrants were outstanding during the year but were not included in the computation of dilutive EPS because the options' and warrants' exercise price was greater that the average market price of the common stock.

                          PAGES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               Three Years Ended December 31, 1997, 1996, and 1995

------------------------------------------------------------------------------------------------------------------
                 COL. A                      COL. B        COL. C         COL. D         COL. E         COL. F
------------------------------------------------------------------------------------------------------------------
                                                          Additions      Additions
                                            Balance        Charged        Charged                       Balance
                                          at Beginning    to Costs       to Other                       at End
              Description                  of Period    and Expenses     Accounts      Deductions      of Period
------------------------------------------------------------------------------------------------------------------
1997:
 Allowance for doubtful accounts          $   316,000   $    51,000                   $   11,000(a)   $  356,000
                                          ===========   ============   ==========     ==========     ===========
 Allowance for valuation on
   deferred tax assets                    $5,170,000    $1,964,300(b)                 $ (254,100)(d)  $6,880,200
                                          ===========   ============   ==========     ==========     ===========

1996:
 Allowance for doubtful accounts          $  457,000                                  $ 141,000(a)   $  316,000
                                          ===========   ============   ==========     ==========     ===========
 Allowance for valuation on
   deferred tax assets                    $4,802,300    $ 367,700(b)                                 $ 5,170,000
                                          ===========   ============   ==========     ==========     ===========

1995:
 Allowance for doubtful accounts          $   168,000   $    146,000   $  885,000(c)  $  742,000(a)  $   457,000
                                          ===========   ============   ==========     ==========     ===========
 Allowance for valuation on
  deferred tax assets                     $ 416,650     $4,385,650(b)                                $ 4,802,300
                                          ===========   ============   ==========     ==========     ===========

(a)  Doubtful accounts written off against reserve.
(b) Change in valuation allowance relating to change in assessment as to future realizability of deferred tax asset.
(c)  Amounts charged through discontinued operations.
(d)  Amounts related to discontinued operations.

                               EXHIBIT INDEX
                           PAGES, INC. FORM 10-K
                  FOR FISCAL YEAR ENDED DECEMBER 31, 1997


     (a) 1.Financial Statements. See Index to Consolidated Financial Statements and Financial Schedule on page 23.

            2.Financial Statement Schedule.  See Index to Consolidated Financial
               Statements and Financial Statement Schedule on page 23.

          3. Exhibits.   The following exhibits are required  to  be  filed  as
             part of this report:

Exhibit No.    Description

 3(a)1  Certificate of Incorporation dated October 5, 1994.

 3(b)1  Bylaws of the Company.

 3(c)2  Agreement of merger.

 4(a)   Warrant  dated  August  29,  1997,  between  the  Company  and   The
        Huntington National Bank.

 4(b)   Warrant  dated September 2, 1997, between the Company  and  S.  Robert
        Davis.

 4(c)   Warrant  dated  December 24, 1997, between the  Company  and  John  W.
        McKitrick.

 10(a)3 Lease dated January 1, 1993, for St. Petersburg, Florida, Office and Warehouse.

 10(b)  Lease   Amendment   dated  December  10,  1997,  for   St.   Petersburg,
        Florida, office and warehouse.

 10(c)4 Unconditional  Guaranty  of  Lease  Effective  January  1,   1993,   for
        Lease of St. Petersburg, Florida, Office and Warehouse.

10(d)3 Non-Statutory Stock Option Agreement dated May 19, 1992, between the Company and Randall J. Asmo.

10(e)3 Non-Statutory Stock Option Agreement dated June 3, 1992, between the Company and S. Robert Davis.

10(f)6  Non-Statutory   Stock   Option  Agreement  dated   November   1,   1996,
        between the Company and Dr. Juan F. Sotos.

10(g)6  Non-Statutory   Stock   Option  Agreement  dated   November   1,   1996,
        between the Company and Robert J. Tierney.

10(h)3  Pages, Inc. 1993 Incentive Stock Option Plan.

10(i)5  Non-Competition Agreement dated as of March 6, 1996.

10(j)7  Second  Amended  and  Restated  Loan  Agreement  dated  December   31,
        1996, between the Company and the Huntington National Bank.

10(k)7 First Amendment to Second Amended and Restated Loan Agreement dated June 30, 1997, between the Company and The Huntington National Bank.

10(l)7  Time  Note  dated  August  29,  1997,  between  the  Company  and   The
        Huntington National Bank.

10(m)   Second Amendment to Second Amended and Restated Revolving Note Dated
       January 21, 1998, between the Company and The Huntington National Bank.

10(n) Credit Agreement by and between Pages, Inc. and the Provident Bank dated January 21, 1998.

10(o)6 Promissory Note from S. Robert Davis for exercise of stock options dated September 26, 1996.

10(p)6 Promissory  Note  from  Charles  R.  Davis  for  exercise   of   stock
       options dated September 26, 1996.

10(q)6 Promissory  Note  from employees for exercise of  stock  options  dated
       December, 1996.

10(r)7 13 1/2%  Subordinated  Note  Due February  22,  1998,  Dated  August  21,
       1997, between the Company and Charles R. Davis.

10(s)7 Note Purchase Agreement and 12% Convertible Subordinated Note Due 2000, No. 4 between the Company and S. Robert Davis.

21      Subsidiaries of Pages, Inc.

27      Financial Data Schedule (filed only electronically).
___________________

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

6 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File Number 0-10475, filed in Washington, D.C.

7 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File Number 0-10475, filed in Washington, D.C.

EXHIBIT 4(a)

                                  WARRANT

THE SECURITIES REPRESENTED BY THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, PLEDGED, APOTHECATED, DONATED, OR OTHERWISE TRANSFERRED, WHETHER OR NOT FOR CONSIDERATION, UNLESS EITHER THE SECURITIES HAVE BEEN REGISTERED UNDER SUCH ACT OR AN EXEMPTION FROM SUCH REGISTRATION REQUIREMENT IS AVAILABLE. IF THE SECURITIES ARE TO BE SOLD OR TRANSFERRED PURSUANT TO AN EXEMPTION FROM THE REGISTRATION REQUIREMENT, THE COMPANY MAY REQUIRE A WRITTEN OPINION OF COUNSEL, IN FORM AND CONTENT SATISFACTORY TO THE COMPANY, TO THE EFFECT THAT REGISTRATION IS NOT REQUIRED OR THAT SUCH TRANSFER WILL NOT VIOLATE SUCH ACT OR APPLICABLE STATE SECURITIES LAWS.

                                PAGES, INC.

                WARRANT TO PURCHASE SHARES OF COMMON STOCK

       Void After 5:00 P.M. Eastern Standard Time on August 29, 2000

                         _________________________

      THIS WARRANT TO PURCHASE SHARES OF COMMON STOCK CERTIFIES THAT, for value received, THE HUNTINGTON NATIONAL BANK, (referred to herein, together with any subsequent holder of the Warrant, the "Warrant Holder" or "Holder of the Warrant"), is entitled to subscribe to and purchase from PAGES, INC., a Delaware corporation (hereinafter called the "Company"), an aggregate of one hundred thousand (100,000) shares (subject to adjustment as specified in Section 4 hereof) of the fully paid and nonassessable Common Stock of the Company (the "Warrant Stock"), at the price of $2.00 per share (such price, and such other price as shall result, from time to time, from the adjustments specified in Section 4 hereof, is referred to herein as the "Exercise Price"), subject to the provisions and upon the terms and conditions set forth herein.

1.   Conditions to Exercise.

      The purchase rights represented by this Warrant are exercisable commencing on the date hereof and expiring at 5:00 p.m. Eastern Time on the date three years after the date hereof, whereupon this Warrant shall expire and may thereafter no longer be exercised.

2.   Method of Exercise, Payment; Issuance of New Warrant.

      Subject to Section 1 hereof, the purchase right represented by this Warrant may be exercised at any time, and from time to time, by the surrender of this Warrant (with the Notice of Exercise form attached hereto as Exhibit "A" duly executed) at the principal office of the Company and by the payment to the Company, by check in an amount equal to the then applicable Exercise Price per share multiplied by the number of shares of the Warrant Stock then being purchased. In the event of any exercise of the rights represented by this Warrant, certificate(s) for the shares of the Warrant Stock so purchased shall be delivered to the Warrant Holder within a reasonable time, but not later than twenty (20) business days after exercise. A Warrant shall be deemed to have been exercised immediately prior to the close of business on the date of its surrender for exercise as provided above, and the person entitled to receive the shares of the Warrant Stock issuable upon such exercise shall be treated for all purposes as the holder of such shares of record as of the close of business on such date. Unless this Warrant has been fully exercised or has expired, a new Warrant representing the number of shares with respect to which this Warrant shall not then have been exercised shall also be issued to the
Warrant Holder within such reasonable time, but not later than ten (10) business days after exercise.

3.   Stock Fully Paid; Reservation of Shares.

      All Warrant Stock which may be issued upon the exercise of the rights represented by this Warrant will, upon issuance, be fully paid and nonassessable, and free from all liens, and charges with respect to the issue thereof. During the period within which the rights represented by this Warrant may be exercised, the Company will at all times have authorized, and reserved for the purpose of the issue upon exercise of the purchase rights evidenced by this Warrant, a sufficient number of shares of its fully paid and nonassessable Common Stock to provide for the exercise of the rights represented by this Warrant.

4.   Adjustment of Purchase Price and Number of Shares.

      The number and kind of securities purchasable upon the exercise of this Warrant and the Exercise Price shall be subject to adjustment, from time to time, upon the happening of the following events:

      4.1 Reclassification, Consolidation, or Merger. If any capital reorganization or reclassification of the capital stock of the Company, or consolidation or merger of the Company with another corporation, or the sale of all or substantially all of its assets to another corporation shall be effected, the successor corporation (if other than the Company) resulting from such consolidation or merger or the corporation purchasing such assets shall, unless it has assumed the obligations of the Company generally as a matter of law, assume by written instrument executed and mailed or delivered to the registered holder thereof at the last address of such holder appearing on the books of the Company, this Warrant, and lawful and adequate provision shall be made whereby the holder hereof shall thereafter have the right to purchase and receive in lieu of the shares of the Common Stock of the Company immediately theretofore purchasable and receivable upon the exercise of the rights represented hereby, such shares of stock or assets as may be issued or payable with respect to or in exchange for a number of outstanding shares of such Common Stock equal to the number of shares of such Common Stock immediately theretofore purchasable and receivable upon the exercise of the rights represented hereby had such reorganization, reclassification, consolidation, merger, or sale not taken place, and in any such case appropriate provision shall be made with respect to the rights and interests of the Holder of this Warrant to the end that the provision hereof (including without limitation provisions for adjustment of the warrant purchase price and of the number of shares purchasable and receivable upon the exercise of this Warrant) shall thereafter be applicable, as nearly as may be, in relation to any shares of stock, securities, or assets thereafter deliverable upon the exercise hereof.

     4.2 Subdivision or Combination of Shares. If the Company at any time while this Warrant remains outstanding and unexpired shall subdivide or combine its Common Stock, the Exercise Price shall be proportionately decreased in the case of a subdivision or increased in the case of a combination.

      4.3 Stock Dividends. If the Company at any time while this Warrant is outstanding and unexpired shall pay a dividend, or make any other distribution to its stockholders (except any distribution specifically provided for in the foregoing Section 4.1 or 4.2) payable in Common Stock, then the Exercise Price shall be adjusted, from and after the date of determination of stockholders entitled to receive such dividend or distribution, to that price determined by multiplying the Exercise Price in effect immediately prior to such date of determination by a fraction (i) the numerator of which shall be the total number of shares of Common Stock outstanding immediately prior to such dividend or distribution, and (ii) the denominator of which shall be the total number of shares of Common Stock outstanding immediately after such dividend or distribution.

      4.4   Adjustment  of Number of Shares.  Upon each adjustment  in  the
Exercise Price as a result of the events set forth in Section 4.2 or 4.3 above, the number of shares of Warrant Stock purchasable hereunder shall be adjusted, to the nearest whole share, to the product obtained by multiplying such number of shares purchasable immediately prior to such adjustment in the Exercise Price by a fraction, the numerator of which shall be the Exercise Price immediately prior to such adjustment and the denominator of which shall be the Exercise Price immediately thereafter.

      4.5 Covenant Not to Avoid Terms of the Warrant. The Company covenants that it will not, by amendment of its Certificate of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities, or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in carrying out all those terms and in taking all action necessary or appropriate to protect the rights of the Warrant Holder against dilution or other impairment.

5.   Notice of Adjustments.

      Whenever any Exercise Price shall be adjusted pursuant to Section 4 hereof, the Company shall promptly as practicable prepare a certificate signed by its Chief Financial Officer setting forth, in reasonable detail, the event requiring the adjustment, the amount of the adjustment, the method by which such adjustment was calculated, the Exercise Price(s) after giving effect to such adjustment, and the number of shares which may be purchased upon exercise of a Warrant which immediately prior thereto could be exercised to purchase one share, and shall cause a copy of such certificate to be mailed (by first class mail, postage prepaid) to the Holder of the Warrant.

6.   Fractional Shares.

     No fractional shares of the Warrant Stock will be issued in connection with any subscription hereunder. In the event an adjustment in the number of shares issuable upon exercise of this Warrant made pursuant to Section 4 hereof results in a number of shares issuable upon exercise which includes a fraction, this Warrant may be exercised for the next larger whole number of shares.

7.   Compliance with Securities Act; Transfer of Warrant and Warrant Stock.

      7.1   Compliance  with  Securities  Laws.   The  Warrant  Holder,  by
acceptance of this Warrant, agrees that this Warrant and the shares of the Warrant Stock to be issued upon exercise hereof are being acquired in a non-public offering and that it will not offer, sell, or otherwise dispose of this Warrant and any shares of the Warrant Stock to be issued upon exercise hereof except under circumstances which will not result in a violation of the Securities Act of 1933, as amended (the "'33 Act"), or applicable state securities laws. Upon exercise of this Warrant, the holder hereof shall, if requested by the Company, confirm in writing, in a form satisfactory to the Company, that the shares of the Warrant Stock so purchased are not being acquired for distribution except in compliance with all applicable securities laws.

     7.2 Transferability and Ownership of This Warrant. All the covenants and provisions of this Warrant by or for the benefit of the Company or the Warrant Holder shall bind and inure to the benefit of their respective successors and assigns hereunder. This Warrant may be assigned only in accordance with applicable securities laws and only if, in the opinion of counsel for the Company or, if required by the Company in its discretion, the opinion of counsel to the Warrant Holder (the identity of which counsel shall be reasonably acceptable to the Company), such transfer will not be in violation of the registration provisions of the '33 Act and any applicable state securities laws. This Warrant, if properly assigned, may be exercised by a new holder without first having a new Warrant issued. Any such assignment shall be on the form of assignment attached hereto as Exhibit "B."

      7.3 Restrictions on Transfer or Disposition of Warrant Stock. No transfer of the Warrant Stock will be valid or recognized by the Company unless in the opinion of counsel for the Company or, if required by the Company in its discretion, the opinion of counsel to the Warrant Holder (the identity of which counsel shall be reasonably acceptable to the Company), such transfer will not be in violation of the registration provisions of the '33 Act or any applicable state securities laws.

     7.4 Legend on Warrant Stock Certificates. Unless registered pursuant to the provision of Section 8 hereof, certificates representing shares of Warrant Stock will bear a legend restricting transfer as provided herein, and appropriate stop-transfer instructions will be given to the Company's transfer agent.

8.   No Rights as Stockholder.

     The Warrant Holder shall not be entitled by virtue of the terms hereof to vote or receive dividends or be deemed the holder of Common Stock or any other securities of the Company which may at any time be issuable on the exercise hereof for any purpose, nor shall anything contained herein be construed to confer upon the Warrant Holder, as such, any of the rights of a stockholder of the Company or any right to vote for the election of directors upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action (whether upon any recapitalization, issuance of stock, reclassification of stock, change of par value or change of stock to no par value, consolidation, merger, conveyance, or otherwise) or to receive notice of meetings, or to receive dividends or subscription rights or otherwise until the Warrant shall have been exercised and the Warrant Stock shall have become deliverable as provided herein.

9.   Replacement of This Warrant.

     Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction, or mutilation of this Warrant and, in the case of any such loss, theft, or destruction, upon delivery of indemnity reasonably satisfactory in form and amount to the Company or, in the case of any such mutilation, upon surrender and cancellation of this Warrant, the Company, at Warrant Holder's expense, will execute and deliver, in lieu hereof, a new Warrant of like tenor.

10.  Governing Law.

     This Warrant shall be construed and interpreted in accordance with and governed in all respects by the laws of the State of Delaware.

11.  Notice.

      All notices, demands, requests, and other communications which any party hereto desires or is required to deliver or otherwise give to any other party hereunder shall be in writing and shall be deemed to have been delivered, given, and received when personally given or on the third day after it is mailed by registered or certified mail, postage prepaid, return receipt requested, addressed as follows:

     Notices to the Company:       Pages, Inc.
                                   801 94th Avenue North
                                   St. Petersburg, Florida  33702
                                   Attention:  President

     Notices to the Warrant Holder:The Huntington National Bank
                                   41 South High Street
                                   Columbus, Ohio  43215
                                   Attention:  Thomas Myers, Vice President

Notices to the Warrant Holder shall be to the address set forth above. Notice of a change in the Warrant Holder's address shall be given to the Company in accordance with this Section 12.

     IN WITNESS WHEREOF, the Company has caused this Warrant to be executed by its officers duly authorized as of the date set forth below.

                                   PAGES, INC.


Dated:  August 29, 1997            By:
                                        S. Robert Davis, President

                          EXHIBIT "A" TO WARRANT

                            NOTICE OF EXERCISE


To:  Pages, Inc.
     801 94th Avenue North
     St. Petersburg, Florida  33702
     Attention:  President


     Please be advised that ________________________ (the "Warrant Holder") hereby exercises the Warrant to purchase ______________________________ (__________) shares of common stock of Pages, Inc. at a purchase price of __________ ($_____) per share. Enclosed is a check payable to "Pages, Inc." for __________ as payment for the aforementioned common stock. Also enclosed herewith is my original Warrant to purchase such common stock.

      Please mail the stock certificate for my common stock to my attention at the following address:

               _________________________
               _________________________
               _________________________

                                   Sincerely,



                                   ___________________________________
                                   (Name of the Warrant Holder)

                                   By:  _____________________________

                                   Its: _____________________________

                          EXHIBIT "B" TO WARRANT

                            FORM OF ASSIGNMENT

             (To be signed only upon transfer of the Warrant)


      For value received, the undersigned hereby sells, assigns, and transfers unto _____________________________ the rights represented by the within Warrant to purchase ____________________ (__________) shares of
Common Stock of PAGES, INC. to which the within Warrant relates, and appoints ____________________________ attorney to transfer such Warrant on the books of PAGES, INC., with full power of substitution in the premises.

     Dated:  _______________

                              EXHIBIT ONLY - DO NOT SIGN
                              (Signature must conform in all respects to name of holder as specified on the face of the Warrant)



                              ___________________________________

                              ___________________________________
                                        (Address)

EXHIBIT 4(b)

                                  WARRANT

THE SECURITIES REPRESENTED BY THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, PLEDGED, APOTHECATED, DONATED, OR OTHERWISE TRANSFERRED, WHETHER OR NOT FOR CONSIDERATION, UNLESS EITHER THE SECURITIES HAVE BEEN REGISTERED UNDER SUCH ACT OR AN EXEMPTION FROM SUCH REGISTRATION REQUIREMENT IS AVAILABLE. IF THE SECURITIES ARE TO BE SOLD OR TRANSFERRED PURSUANT TO AN EXEMPTION FROM THE REGISTRATION REQUIREMENT, THE COMPANY MAY REQUIRE A WRITTEN OPINION OF COUNSEL, IN FORM AND CONTENT SATISFACTORY TO THE COMPANY, TO THE EFFECT THAT REGISTRATION IS NOT REQUIRED OR THAT SUCH TRANSFER WILL NOT VIOLATE SUCH ACT OR APPLICABLE STATE SECURITIES LAWS.

                                PAGES, INC.

                WARRANT TO PURCHASE SHARES OF COMMON STOCK

       Void After 5:00 P.M. Eastern Standard Time on August 28, 2000

                         _________________________

      THIS WARRANT TO PURCHASE SHARES OF COMMON STOCK CERTIFIES THAT, for value received, S. ROBERT DAVIS, (referred to herein, together with any subsequent holder of the Warrant, the "Warrant Holder" or "Holder of the Warrant"), is entitled to subscribe to and purchase from PAGES, INC., a Delaware corporation (hereinafter called the "Company"), an aggregate of fifty thousand (50,000) shares (subject to adjustment as specified in Section 4 hereof) of the fully paid and nonassessable Common Stock of the Company (the "Warrant Stock"), at the price of $____ per share (such price, and such other price as shall result, from time to time, from the adjustments specified in Section 4 hereof, is referred to herein as the "Exercise Price"), subject to the provisions and upon the terms and conditions set forth herein.

1.   Conditions to Exercise.

      The purchase rights represented by this Warrant are exercisable commencing on the date hereof and expiring at 5:00 p.m. Eastern Time on the date three years after the date hereof, whereupon this Warrant shall expire and may thereafter no longer be exercised.

2.   Method of Exercise, Payment; Issuance of New Warrant.

      Subject to Section 1 hereof, the purchase right represented by this Warrant may be exercised at any time, and from time to time, by the surrender of this Warrant (with the Notice of Exercise form attached hereto as Exhibit "A" duly executed) at the principal office of the Company and by the payment to the Company, by check in an amount equal to the then applicable Exercise Price per share multiplied by the number of shares of the Warrant Stock then being purchased. In the event of any exercise of the rights represented by this Warrant, certificate(s) for the shares of the Warrant Stock so purchased shall be delivered to the Warrant Holder within a reasonable time, but not later than twenty (20) business days after exercise. A Warrant shall be deemed to have been exercised immediately prior to the close of business on the date of its surrender for exercise as provided above, and the person entitled to receive the shares of the Warrant Stock issuable upon such exercise shall be treated for all purposes as the holder of such shares of record as of the close of business on such date. Unless this Warrant has been fully exercised or has expired, a new Warrant representing the number of shares with respect to which this Warrant shall not then have been exercised shall also be issued to the
Warrant Holder within such reasonable time, but not later than ten (10) business days after exercise.

3.   Stock Fully Paid; Reservation of Shares.

      All Warrant Stock which may be issued upon the exercise of the rights represented by this Warrant will, upon issuance, be fully paid and nonassessable, and free from all liens, and charges with respect to the issue thereof. During the period within which the rights represented by this Warrant may be exercised, the Company will at all times have authorized, and reserved for the purpose of the issue upon exercise of the purchase rights evidenced by this Warrant, a sufficient number of shares of its fully paid and nonassessable Common Stock to provide for the exercise of the rights represented by this Warrant.

4.   Adjustment of Purchase Price and Number of Shares.

      The number and kind of securities purchasable upon the exercise of this Warrant and the Exercise Price shall be subject to adjustment, from time to time, upon the happening of the following events:

      4.1 Reclassification, Consolidation, or Merger. If any capital reorganization or reclassification of the capital stock of the Company, or consolidation or merger of the Company with another corporation, or the sale of all or substantially all of its assets to another corporation shall be effected, the successor corporation (if other than the Company) resulting from such consolidation or merger or the corporation purchasing such assets shall, unless it has assumed the obligations of the Company generally as a matter of law, assume by written instrument executed and mailed or delivered to the registered holder thereof at the last address of such holder appearing on the books of the Company, this Warrant, and lawful and adequate provision shall be made whereby the holder hereof shall thereafter have the right to purchase and receive in lieu of the shares of the Common Stock of the Company immediately theretofore purchasable and receivable upon the exercise of the rights represented hereby, such shares of stock or assets as may be issued or payable with respect to or in exchange for a number of outstanding shares of such Common Stock equal to the number of shares of such Common Stock immediately theretofore purchasable and receivable upon the exercise of the rights represented hereby had such reorganization, reclassification, consolidation, merger, or sale not taken place, and in any such case appropriate provision shall be made with respect to the rights and interests of the Holder of this Warrant to the end that the provision hereof (including without limitation provisions for adjustment of the warrant purchase price and of the number of shares purchasable and receivable upon the exercise of this Warrant) shall thereafter be applicable, as nearly as may be, in relation to any shares of stock, securities, or assets thereafter deliverable upon the exercise hereof.

     4.2 Subdivision or Combination of Shares. If the Company at any time while this Warrant remains outstanding and unexpired shall subdivide or combine its Common Stock, the Exercise Price shall be proportionately decreased in the case of a subdivision or increased in the case of a combination.

      4.3 Stock Dividends. If the Company at any time while this Warrant is outstanding and unexpired shall pay a dividend, or make any other distribution to its stockholders (except any distribution specifically provided for in the foregoing Section 4.1 or 4.2) payable in Common Stock, then the Exercise Price shall be adjusted, from and after the date of determination of stockholders entitled to receive such dividend or distribution, to that price determined by multiplying the Exercise Price in effect immediately prior to such date of determination by a fraction (i) the numerator of which shall be the total number of shares of Common Stock outstanding immediately prior to such dividend or distribution, and (ii) the denominator of which shall be the total number of shares of Common Stock outstanding immediately after such dividend or distribution.

      4.4   Adjustment  of Number of Shares.  Upon each adjustment  in  the
Exercise Price as a result of the events set forth in Section 4.2 or 4.3 above, the number of shares of Warrant Stock purchasable hereunder shall be adjusted, to the nearest whole share, to the product obtained by multiplying such number of shares purchasable immediately prior to such adjustment in the Exercise Price by a fraction, the numerator of which shall be the Exercise Price immediately prior to such adjustment and the denominator of which shall be the Exercise Price immediately thereafter.

      4.5 Covenant Not to Avoid Terms of the Warrant. The Company covenants that it will not, by amendment of its Certificate of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities, or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in carrying out all those terms and in taking all action necessary or appropriate to protect the rights of the Warrant Holder against dilution or other impairment.

5.   Notice of Adjustments.

      Whenever any Exercise Price shall be adjusted pursuant to Section 4 hereof, the Company shall promptly as practicable prepare a certificate signed by its Chief Financial Officer setting forth, in reasonable detail, the event requiring the adjustment, the amount of the adjustment, the method by which such adjustment was calculated, the Exercise Price(s) after giving effect to such adjustment, and the number of shares which may be purchased upon exercise of a Warrant which immediately prior thereto could be exercised to purchase one share, and shall cause a copy of such certificate to be mailed (by first class mail, postage prepaid) to the Holder of the Warrant.

6.   Fractional Shares.

     No fractional shares of the Warrant Stock will be issued in connection with any subscription hereunder. In the event an adjustment in the number of shares issuable upon exercise of this Warrant made pursuant to Section 4 hereof results in a number of shares issuable upon exercise which includes a fraction, this Warrant may be exercised for the next larger whole number of shares.

7.   Compliance with Securities Act; Transfer of Warrant and Warrant Stock.

      7.1   Compliance  with  Securities  Laws.   The  Warrant  Holder,  by
acceptance of this Warrant, agrees that this Warrant and the shares of the Warrant Stock to be issued upon exercise hereof are being acquired in a non-public offering and that it will not offer, sell, or otherwise dispose of this Warrant and any shares of the Warrant Stock to be issued upon exercise hereof except under circumstances which will not result in a violation of the Securities Act of 1933, as amended (the "'33 Act"), or applicable state securities laws. Upon exercise of this Warrant, the holder hereof shall, if requested by the Company, confirm in writing, in a form satisfactory to the Company, that the shares of the Warrant Stock so purchased are not being acquired for distribution except in compliance with all applicable securities laws.

     7.2 Transferability and Ownership of This Warrant. All the covenants and provisions of this Warrant by or for the benefit of the Company or the Warrant Holder shall bind and inure to the benefit of their respective successors and assigns hereunder. This Warrant may be assigned only in accordance with applicable securities laws and only if, in the opinion of counsel for the Company or, if required by the Company in its discretion, the opinion of counsel to the Warrant Holder (the identity of which counsel shall be reasonably acceptable to the Company), such transfer will not be in violation of the registration provisions of the '33 Act and any applicable state securities laws. This Warrant, if properly assigned, may be exercised by a new holder without first having a new Warrant issued. Any such assignment shall be on the form of assignment attached hereto as Exhibit "B."

      7.3 Restrictions on Transfer or Disposition of Warrant Stock. No transfer of the Warrant Stock will be valid or recognized by the Company unless in the opinion of counsel for the Company or, if required by the Company in its discretion, the opinion of counsel to the Warrant Holder (the identity of which counsel shall be reasonably acceptable to the Company), such transfer will not be in violation of the registration provisions of the '33 Act or any applicable state securities laws.

     7.4 Legend on Warrant Stock Certificates. Unless registered pursuant to the provision of Section 8 hereof, certificates representing shares of Warrant Stock will bear a legend restricting transfer as provided herein, and appropriate stop-transfer instructions will be given to the Company's transfer agent.

8.   No Rights as Stockholder.

     The Warrant Holder shall not be entitled by virtue of the terms hereof to vote or receive dividends or be deemed the holder of Common Stock or any other securities of the Company which may at any time be issuable on the exercise hereof for any purpose, nor shall anything contained herein be construed to confer upon the Warrant Holder, as such, any of the rights of a stockholder of the Company or any right to vote for the election of directors upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action (whether upon any recapitalization, issuance of stock, reclassification of stock, change of par value or change of stock to no par value, consolidation, merger, conveyance, or otherwise) or to receive notice of meetings, or to receive dividends or subscription rights or otherwise until the Warrant shall have been exercised and the Warrant Stock shall have become deliverable as provided herein.

9.   Replacement of This Warrant.

     Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction, or mutilation of this Warrant and, in the case of any such loss, theft, or destruction, upon delivery of indemnity reasonably satisfactory in form and amount to the Company or, in the case of any such mutilation, upon surrender and cancellation of this Warrant, the Company, at Warrant Holder's expense, will execute and deliver, in lieu hereof, a new Warrant of like tenor.

10.  Governing Law.

     This Warrant shall be construed and interpreted in accordance with and governed in all respects by the laws of the State of Delaware.

11.  Notice.

      All notices, demands, requests, and other communications which any party hereto desires or is required to deliver or otherwise give to any other party hereunder shall be in writing and shall be deemed to have been delivered, given, and received when personally given or on the third day after it is mailed by registered or certified mail, postage prepaid, return receipt requested, addressed as follows:

     Notices to the Company:       Pages, Inc.
                                   801 94th Avenue North
                                   St. Petersburg, Florida  33702
                                   Attention:  President

     Notices to the Warrant Holder:S. Robert Davis
                                   _____________________________
                                   _____________________________

Notices to the Warrant Holder shall be to the address set forth above. Notice of a change in the Warrant Holder's address shall be given to the Company in accordance with this Section 12.

     IN WITNESS WHEREOF, the Company has caused this Warrant to be executed by its officers duly authorized as of the date set forth below.

                                   PAGES, INC.


Dated:  August 28, 1997            By:
                                   As:

                          EXHIBIT "A" TO WARRANT

                            NOTICE OF EXERCISE


To:  Pages, Inc.
     801 94th Avenue North
     St. Petersburg, Florida  33702
     Attention:  President


     Please be advised that ________________________ (the "Warrant Holder") hereby exercises the Warrant to purchase ______________________________ (__________) shares of common stock of Pages, Inc. at a purchase price of __________ ($_____) per share. Enclosed is a check payable to "Pages, Inc." for __________ as payment for the aforementioned common stock. Also enclosed herewith is my original Warrant to purchase such common stock.

      Please mail the stock certificate for my common stock to my attention at the following address:

               _________________________
               _________________________
               _________________________

                                   Sincerely,



                                   ___________________________________
                                   (Name of the Warrant Holder)

                                   By:  _____________________________

                                   Its: _____________________________

                          EXHIBIT "B" TO WARRANT

                            FORM OF ASSIGNMENT

             (To be signed only upon transfer of the Warrant)


      For value received, the undersigned hereby sells, assigns, and transfers unto _____________________________ the rights represented by the within Warrant to purchase ____________________ (__________) shares of
Common Stock of PAGES, INC. to which the within Warrant relates, and appoints ____________________________ attorney to transfer such Warrant on the books of PAGES, INC., with full power of substitution in the premises.

     Dated:  _______________

                              EXHIBIT ONLY - DO NOT SIGN
                              (Signature must conform in all respects to name of holder as specified on the face of the Warrant)



                              ___________________________________

                              ___________________________________
                                        (Address)

EXHIBIT 4(c)
                                EXHIBIT "E"
                                   66666



                                  WARRANT

THE SECURITIES REPRESENTED BY THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, PLEDGED, APOTHECATED, DONATED, OR OTHERWISE TRANSFERRED, WHETHER OR NOT FOR CONSIDERATION, UNLESS EITHER THE SECURITIES HAVE BEEN REGISTERED UNDER SUCH ACT OR AN EXEMPTION FROM SUCH REGISTRATION REQUIREMENT IS AVAILABLE. IF THE SECURITIES ARE TO BE SOLD OR TRANSFERRED PURSUANT TO AN EXEMPTION FROM THE REGISTRATION REQUIREMENT, THE COMPANY MAY REQUIRE A WRITTEN OPINION OF COUNSEL, IN FORM AND CONTENT SATISFACTORY TO THE COMPANY, TO THE EFFECT THAT REGISTRATION IS NOT REQUIRED OR THAT SUCH TRANSFER WILL NOT VIOLATE SUCH ACT OR APPLICABLE STATE SECURITIES LAWS.

                                PAGES, INC.

                WARRANT TO PURCHASE SHARES OF COMMON STOCK

  Void After 5:00 P.M. Eastern Standard Time on December 24,___________,
                                   20020

                         _________________________

      THIS WARRANT TO PURCHASE SHARES OF COMMON STOCK CERTIFIES THAT, for value received, _________________________________, (referred to herein, together with any subsequent holder of the Warrant, the "Warrant Holder" or "Holder of the Warrant"), is entitled to subscribe to and purchase from PAGES, INC., a Delaware corporation (hereinafter called the "Company"), an aggregate of fifty thousand_________________ (50,000_____) shares (subject to adjustment as specified in Section 4 hereof) of the fully paid and nonassessable Common Stock of the Company (the "Warrant Stock"), at the price of $_____ per share (such price, and such other price as shall result, from time to time, from the adjustments specified in Section 4 hereof, is referred to herein as the "Exercise Price"), subject to the provisions and upon the terms and conditions set forth herein.

1.   Conditions to Exercise.

      The purchase rights represented by this Warrant are exercisable commencing one year after the date hereof and expiring at 5:00 p.m. Eastern Time on the date fivethree years after the date hereof, whereupon this Warrant shall expire and may thereafter no longer be exercised.

2.   Method of Exercise, Payment; Issuance of New Warrant.

      Subject to Section 1 hereof, the purchase right represented by this Warrant may be exercised at any time, and from time to time, by the surrender of this Warrant (with the Notice of Exercise form attached hereto as Exhibit "A" duly executed) at the principal office of the Company and by the payment to the Company, by check in an amount equal to the then applicable Exercise Price per share multiplied by the number of shares of the Warrant Stock then being purchased. In the event of any exercise of the rights represented by this Warrant, certificate(s) for the shares of the Warrant Stock so purchased shall be delivered to the Warrant Holder within a reasonable time, but not later than twenty (20) business days after exercise. A Warrant shall be deemed to have been exercised immediately prior to the close of business on the date of its surrender for exercise as provided above, and the person entitled to receive the shares of the Warrant Stock issuable upon such exercise shall be treated for all purposes as the holder of such shares of record as of the close of business on such date. Unless this Warrant has been fully exercised or has expired, a new Warrant representing the number of shares with respect to which this Warrant shall not then have been exercised shall also be issued to the
Warrant Holder within such reasonable time, but not later than ten (10) business days after exercise.

3.   Stock Fully Paid; Reservation of Shares.

      All Warrant Stock which may be issued upon the exercise of the rights represented by this Warrant will, upon issuance, be fully paid and nonassessable, and free from all liens, and charges with respect to the issue thereof. During the period within which the rights represented by this Warrant may be exercised, the Company will at all times have authorized, and reserved for the purpose of the issue upon exercise of the purchase rights evidenced by this Warrant, a sufficient number of shares of its fully paid and nonassessable Common Stock to provide for the exercise of the rights represented by this Warrant.

4.   Adjustment of Purchase Price and Number of Shares.

      The number and kind of securities purchasable upon the exercise of this Warrant and the Exercise Price shall be subject to adjustment, from time to time, upon the happening of the following events:

      4.1 Reclassification, Consolidation, or Merger. If any capital reorganization or reclassification of the capital stock of the Company, or consolidation or merger of the Company with another corporation, or the sale of all or substantially all of its assets to another corporation shall be effected, the successor corporation (if other than the Company) resulting from such consolidation or merger or the corporation purchasing such assets shall, unless it has assumed the obligations of the Company generally as a matter of law, assume by written instrument executed and mailed or delivered to the registered holder thereof at the last address of such holder appearing on the books of the Company, this Warrant, and lawful and adequate provision shall be made whereby the holder hereof shall thereafter have the right to purchase and receive in lieu of the shares of the Common Stock of the Company immediately theretofore purchasable and receivable upon the exercise of the rights represented hereby, such shares of stock or assets as may be issued or payable with respect to or in exchange for a number of outstanding shares of such Common Stock equal to the number of shares of such Common Stock immediately theretofore purchasable and receivable upon the exercise of the rights represented hereby had such reorganization, reclassification, consolidation, merger, or sale not taken place, and in any such case appropriate provision shall be made with respect to the rights and interests of the Holder of this Warrant to the end that the provision hereof (including without limitation provisions for adjustment of the warrant purchase price and of the number of shares purchasable and receivable upon the exercise of this Warrant) shall thereafter be applicable, as nearly as may be, in relation to any shares of stock, securities, or assets thereafter deliverable upon the exercise hereof.

     4.2 Subdivision or Combination of Shares. If the Company at any time while this Warrant remains outstanding and unexpired shall subdivide or combine its Common Stock, the Exercise Price shall be proportionately decreased in the case of a subdivision or increased in the case of a combination.

      4.3 Stock Dividends. If the Company at any time while this Warrant is outstanding and unexpired shall pay a dividend, or make any other distribution to its stockholders (except any distribution specifically provided for in the foregoing Section 4.1 or 4.2) payable in Common Stock, then the Exercise Price shall be adjusted, from and after the date of determination of stockholders entitled to receive such dividend or distribution, to that price determined by multiplying the Exercise Price in effect immediately prior to such date of determination by a fraction (i) the numerator of which shall be the total number of shares of Common Stock outstanding immediately prior to such dividend or distribution, and (ii) the denominator of which shall be the total number of shares of Common Stock outstanding immediately after such dividend or distribution.

      4.4   Adjustment  of Number of Shares.  Upon each adjustment  in  the
Exercise Price as a result of the events set forth in Section 4.2 or 4.3 above, the number of shares of Warrant Stock purchasable hereunder shall be adjusted, to the nearest whole share, to the product obtained by multiplying such number of shares purchasable immediately prior to such adjustment in the Exercise Price by a fraction, the numerator of which shall be the Exercise Price immediately prior to such adjustment and the denominator of which shall be the Exercise Price immediately thereafter.

      4.5 Covenant Not to Avoid Terms of the Warrant. The Company covenants that it will not, by amendment of its Certificate of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities, or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in carrying out all those terms and in taking all action necessary or appropriate to protect the rights of the Warrant Holder against dilution or other impairment.

5.   Notice of Adjustments.

      Whenever any Exercise Price shall be adjusted pursuant to Section 4 hereof, the Company shall promptly as practicable prepare a certificate signed by its Chief Financial Officer setting forth, in reasonable detail, the event requiring the adjustment, the amount of the adjustment, the method by which such adjustment was calculated, the Exercise Price(s) after giving effect to such adjustment, and the number of shares which may be purchased upon exercise of a Warrant which immediately prior thereto could be exercised to purchase one share, and shall cause a copy of such certificate to be mailed (by first class mail, postage prepaid) to the Holder of the Warrant.

6.   Fractional Shares.

     No fractional shares of the Warrant Stock will be issued in connection with any subscription hereunder. In the event an adjustment in the number of shares issuable upon exercise of this Warrant made pursuant to Section 4 hereof results in a number of shares issuable upon exercise which includes a fraction, this Warrant may be exercised for the next larger whole number of shares.

7.   Compliance with Securities Act; Transfer of Warrant and Warrant Stock.

      7.1   Compliance  with  Securities  Laws.   The  Warrant  Holder,  by
acceptance of this Warrant, agrees that this Warrant, unless registered pursuant to the provisions of Section 8 hereof, and the shares of the Warrant Stock to be issued upon exercise hereof are being acquired in a non-public offering and that it will not offer, sell, or otherwise dispose of this Warrant and any shares of the Warrant Stock to be issued upon exercise hereof except under circumstances which will not result in a violation of the Securities Act of 1933, as amended (the "'33 Act"), or applicable state securities laws. Upon exercise of this Warrant, the holder hereof shall, if requested by the Company, confirm in writing, in a form satisfactory to the Company, that the shares of the Warrant Stock so purchased are not being acquired for distribution except in compliance with all applicable securities laws.

     7.2 Transferability and Ownership of This Warrant. All the covenants and provisions of this Warrant by or for the benefit of the Company or the Warrant Holder shall bind and inure to the benefit of their respective successors and assigns hereunder. This Warrant may be assigned only in accordance with applicable securities laws and, unless registered under the '33 Act and applicable state securities laws or, in the opinion of counsel for the Company or, if required by the Company in its discretion, the opinion of counsel to the Warrant Holder (the identity of which counsel shall be reasonably acceptable to the Company), such transfer will not be in violation of the registration provisions of the '33 Act and any applicable state securities laws. This Warrant, if properly assigned, may be exercised by a new holder without first having a new Warrant issued. Any such assignment shall be on the form of assignment attached hereto as Exhibit "B."

      7.3 Restrictions on Transfer or Disposition of Warrant Stock. No transfer of the Warrant Stock will be valid or recognized by the Company unless such stock is registered under the '33 Act and applicable state securities laws or, in the opinion of counsel for the Company or, if required by the Company in its discretion, the opinion of counsel to the Warrant Holder (the identity of which counsel shall be reasonably acceptable to the Company), such transfer will not be in violation of the registration provisions of the '33 Act or any applicable state securities laws.

     7.4 Legend on Warrant Stock Certificates. Unless registered pursuant to the provision of Section 8 hereof, Certificates representing shares of Warrant Stock will bear a legend restricting transfer as provided herein, and appropriate stop-transfer instructions will be given to the Company's transfer agent.

8.   Registration Under the Securities Act of 1933.

      The Subscription and Registration Rights Agreement pursuant to which the initial Holder purchased this Warrant provides for certain incidental and demand registration rights, which are incorporated herein by reference.

89.  No Rights as Stockholders.

     The Warrant Holder shall not be entitled by virtue of the terms hereof to vote or receive dividends or be deemed the holder of Common Stock or any other securities of the Company which may at any time be issuable on the exercise hereof for any purpose, nor shall anything contained herein be construed to confer upon the Warrant Holder, as such, any of the rights of a stockholder of the Company or any right to vote for the election of directors upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action (whether upon any recapitalization, issuance of stock, reclassification of stock, change of par value or change of stock to no par value, consolidation, merger, conveyance, or otherwise) or to receive notice of meetings, or to receive dividends or subscription rights or otherwise until the Warrant shall have been exercised and the Warrant Stock shall have become deliverable as provided herein.

910. Replacement of This Warrant.

     Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction, or mutilation of this Warrant and, in the case of any such loss, theft, or destruction, upon delivery of indemnity reasonably satisfactory in form and amount to the Company or, in the case of any such mutilation, upon surrender and cancellation of this Warrant, the Company, at Warrant Holder's expense, will execute and deliver, in lieu hereof, a new Warrant of like tenor.

101. Governing Law.

     This Warrant shall be construed and interpreted in accordance with and governed in all respects by the laws of the State of Delaware.

112. Notice.

      All notices, demands, requests, and other communications which any party hereto desires or is required to deliver or otherwise give to any other party hereunder shall be in writing and shall be deemed to have been delivered, given, and received when personally given or on the third day after it is mailed by registered or certified mail, postage prepaid, return receipt requested, addressed as follows:

     Notices to the Company:       Pages, Inc.
                                   801 94th Avenue North
                                   St. Petersburg, Florida  33702
                                   Attention:  President

     Notices to the Warrant Holder:     _____________________________
                                   _____________________________
                                   _____________________________

Notices to the Warrant Holder shall be to the address set forth above. Notice of a change in the Warrant Holder's address shall be given to the Company in accordance with this Section 112.

     IN WITNESS WHEREOF, the Company has caused this Warrant to be executed by its officers duly authorized as of the date set forth below.

                                   PAGES, INC.


Dated:  December 24,____________, 1997                 By:
                                     S. Robert Davis, President

                          EXHIBIT "A" TO WARRANT

                            NOTICE OF EXERCISE


To:  Pages, Inc.
     801 94th Avenue North
     St. Petersburg, Florida  33702
     Attention:  President


      Please  be advised that ______________________________ (the  "Warrant
Holder") hereby exercises the Warrant to purchase ______________________________ (__________) shares of common stock of
Pages, Inc. at a purchase price of __________ ($_____) per share. Enclosed is a check payable to "Pages, Inc." for __________ as payment for the aforementioned common stock. Also enclosed herewith is my original Warrant to purchase such common stock.

      Please mail the stock certificate for my common stock to my attention at the following address:

               _________________________
               _________________________
               _________________________

                                   Sincerely,



                                   ___________________________________
                                   (Name of the Warrant Holder)

                                   By:  _____________________________

                                   Its: _____________________________

                          EXHIBIT "B" TO WARRANT

                            FORM OF ASSIGNMENT

             (To be signed only upon transfer of the Warrant)


      For value received, the undersigned hereby sells, assigns, and transfers unto _____________________________ the rights represented by the within Warrant to purchase ____________________ (__________) shares of
Common Stock of PAGES, INC. to which the within Warrant relates, and appoints ____________________________ attorney to transfer such Warrant on the books of PAGES, INC., with full power of substitution in the premises.

     Dated:  _______________

                                   EXHIBIT ONLY - DO NOT SIGN
                                   (Signature must conform in all respects to name of holder as specified on the face of the Warrant)



                                   ___________________________________

                                   ___________________________________
                                        (Address)

EXHIBIT 10(b)

                              LEASE AMENDMENT

THIS LEASE AMENDMENT, dated December 10, 1997 by and between Koger Equity., a Florida Corporation ("Landlord") with its principal office at 3986 Boulevard Center Drive, Jacksonville, Florida, 32207, and SBF Services, Inc., a Corporation organized and existing under the laws of the State of Florida, ("Tenant") with its principal office at 801 94th Avenue North, St. Petersburg, Florida 33702. The Landlord and Tenant executed a Lease Agreement dated October 7, 1992, and amended N/A for space designated as Suite 100 (entire building), comprising approximately 48,760 rentable square feet (as shown on Exhibit "A" attached), located at 801 94th Avenue North, Suite 100, St. Petersburg, Florida 33702. The parties hereto desire to alter and modify said Lease Agreement, effective January 1, 1998, as follows:

     1. Lessee exercises its Option to Renew the lease as outlined in Paragraph 35 of the Lease Agreement. The lease shall renew for a term of five (5) years commencing January 1, 1998 and expiring December 31, 2002. The new monthly base rent effective January 1, 1997 shall be $30,475.00 plus sales tax in the current amount of $2,133.25 for a new monthly total of $32,608.25. Said new base rent shall be escalated annually as outlined in Paragraph 35 of the Lease Agreement.

Except as specifically amended and modified by this Lease Amendment, all other terms of the Lease and the Exhibits attached thereto remain in full force and effect.

IN WITNESS WHEREOF, the Landlord and the Tenant have executed or caused to be executed this Amendment on the dates shown below their signatures to be effective as of the date set forth above.

Tenant:   SBF Services, Inc.            Landlord: Koger Equity, Inc.


By:  /s/ Steven L. Canan           By:   /s/ J. Velma Keen, II
     ---------------------------        ----------------------------
Print Name:    Steven L. Canan     Print Name:    J. Velma Keen, II
     ---------------------------        ----------------------------
Title: Vice President, Secretary   Title:    Vice President
     ---------------------------        ----------------------------

Attest:                            Attest:   /s/ Mary Sue Wakeman
     ---------------------------             -----------------------
Print Name:                        Print Name:    Mary Sue Wakeman
     ---------------------------             -----------------------
Title:                             Title:
     ---------------------------             -----------------------

(Corporate seal)                        (Corporate seal)

Date:                              Date:     Jan 26, 1998
     ---------------------------        ----------------------------

Signed and sealed in the presence of: Signed and sealed in the presence of:

(1)  /s/ Linda M. Gorbet           (1)
     ---------------------------        -----------------------------
Print Name:    Linda M. Gorbet     Print Name:
     ---------------------------        -----------------------------
(2)                                (2)
     ---------------------------        -----------------------------
Print Name:                        Print Name:
     ---------------------------   ----------------------------------
As to Tenant                       As to Landlord
     ---------------------------             ------------------------

EXHIBIT 10(m)

                            SECOND AMENDMENT TO
                SECOND AMENDED AND RESTATED LOAN AGREEMENT


      THIS SECOND AMENDMENT (this "Amendment") to the Second Amended and Restated Loan Agreement is entered into as of the ______ day of January, 1998, by and between Pages Book Fairs, Inc., and Pages Library Services, Inc. (collectively the "Borrowers"), Pages, Inc. (the "Guarantor") and The Huntington National Bank (the "Bank"). The Borrower and the Guarantor shall be individually referred to as a "Company" and collectively as the "Companies."

                                 RECITALS:

      A. As of December 31, 1996, the Borrowers and the Bank executed a certain Second Amended and Restated Loan Agreement, which was amended by a certain First Amendment to Loan and Security Agreement dated as of June 30, 1997 (collectively the "Loan Agreement"), setting forth the terms of a certain extension of credit to the Borrowers; and

      B. As of December 31, 1996, the Borrowers executed and delivered to the Bank, inter alia, an Amended and Restated Revolving Note in the original principal sum of Eleven Million Five Hundred Thousand Dollars ($11,500,000.00), which was thereafter replaced by a certain Amended and Restated Revolving Note dated June 30, 1997, in the original principal sum of Eleven Million Five Hundred Thousand Dollars ($11,500,000.00) (hereinafter the "Note"); and

     C. In connection with the Loan Agreement and the Note, the Borrowers executed and delivered to the Bank certain other loan documents, a lockbox agreements, consents, assignments, security agreements, agreements, instruments and financing statements in connection with the indebtedness referred to in the Loan Agreement (all of the foregoing, together with the Note and the Loan Agreement, are hereinafter collectively referred to as the "Loan Documents"); and

      D. The Borrowers have requested that the Bank amend and modify certain terms and covenants in the Loan Agreement to permit the Guarantor to be discharged from the operation of a certain Subordination Agreement dated as of December 31, 1996, and to accept payment of certain subordinated indebtedness held by Guarantor, subject to terms and conditions satisfactory to the Bank, including without limitation a permanent reduction to the Note, to permit the issuance of certain subordinated indebtedness up to the principal sum of $3,000,000.00 to secure the same with a junior lien position on each of the Companies' personal property, and to adjust the financial covenants due to the Borrowers' noncompliance therewith, and the Bank is willing to do so upon the terms and conditions contained herein.

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

     2. Section 1.2, "The Loan," of the Loan Agreement is hereby amended to recite in its entirety as follows:

          1.2 The Loan. The Bank, subject to the terms and conditions hereof, will make loans and advances on a revolving basis to the Borrowers, jointly and severally, (the "Loan") up to the aggregate principal sum of $8,000,000.00 (the "Maximum Commitment Amount"). The principal sum of the Loan shall not exceed the lesser of (a) $8,000,000.00 or (b) the Borrowing Base.

      3. Section 1.3, "Lending Formula," of the Loan Agreement is hereby amended to recite in its entirety as follows:

          1.3 Lending Formula. "Borrowing Base" shall mean the sum of (a) Eligible Inventory, multiplied by the applicable Inventory Advance Rate, up to the Maximum Inventory Advance, plus (b) 75% of Eligible Accounts. "Inventory Advance Rate" shall mean up to 50% in each calendar month other than a Seasonal Month, and up to 30% in a Seasonal Month. "Maximum Inventory Advance" shall mean up to $6,500,000.00 for each month in the calendar year other than a Seasonal Month and $4,750,000.00 in a Seasonal Month. "Seasonal Months" and a "Seasonal Month" shall mean the period beginning September 1 and continuing through and including December 31 of each calendar year.

      4. Section 2.3, "Eligible Notes Receivable," of the Loan Agreement is hereby deleted in its entirety.

      5. Section 3.4, "Fees," of the Loan Agreement is hereby amended to recite in its entirety as follows:

          3.4 Fees. The Borrowers jointly and severally agree to pay a fee in respect of the Loan equal to one-half of one percent per annum (1/2%) of the difference, if any, between the Maximum Commitment Amount and the average daily principal balance of the Loan during any full or partial calendar quarter the Loan is in effect, payable quarterly in arrears, beginning on the first day of April, 1997, and continuing on the first day of each July, October, January and April thereafter during the period the Loan is in effect. In addition, the Borrowers agree to pay to the Bank an arrangement fee of $5,000.00 on or before the date of this Agreement.

      6. Section 7.4, "Negative Pledge, of the Loan Agreement is hereby amended to recite in its entirety as follows:

          7.4 Negative Pledge. Such Company will not cause or permit or agree or consent to cause or permit in the future (upon the happening of a contingency or otherwise), any of its real or personal property, whether now owned or hereafter acquired, to become subject to a lien or encumbrance, except: (i) liens in connection with deposits required by workers' compensation, unemployment insurance, social security and other like laws; (ii) taxes, assessments, reservations, exceptions, encroachments, easements, rights of way, covenants, conditions, restrictions, leases and other similar title exceptions or encumbrances affecting real property, provided they do not in the aggregate materially detract from the value of said property or materially interfere with its use in the ordinary conduct of business; (iii) inchoate liens arising under ERISA to secure the contingent liability of such Company; (iv) liens as set forth in Exhibit B attached to this Agreement, and (v) security interest and liens in favor of the holder of the Subordinated Debt on all personal property of each of the Borrowers. In addition, such Company has not agreed and will not agree (upon the happening of a contingency or otherwise) to enter into an agreement or grant a "negative pledge" or other covenant similar to this Section 7.4 in favor of any other lender, creditor or third party other than the holder of the Subordinated Debt.

      7. Section 7.5, "Other Borrowings and Contingent Liabilities," of the Loan Agreement is hereby amended to recite in its entirety as follows:

          7.5 Other Borrowings and Contingent Liabilities. Except for the Loan, indebtedness of the Parent or of the Companies subordinated to the satisfaction of the Bank from The Provident Bank not to exceed the original principal sum of $3,000,000.00 and any substitution, renewal or extension thereof (the "Subordinated Debt"), , and for the indebtedness or contingent obligations set forth on Exhibit G to the Agreement including, without limitation, indemnifications contained in a Distribution Agreement dated December 31, 1996, between the Parent and CA Short Company and Exhibit GG to the Second Amendment to Second Amended and Restated Loan Agreement dated as of January ___, 1998, such Company will not, (a) create or incur any extensions of credit or indebtedness, including without limitation any indebtedness for borrowed money or advances or through the execution of capitalized lease agreements or (b) guarantee, indorse or otherwise become surety for or upon the obligations of others, except by indorsement of negotiable instruments for deposit or collection in the ordinary course of business.

      8. Section 7.12, "Consolidated Tangible Net Worth," of the Loan Agreement is hereby amended to recite in its entirety as follows:

          7.12  Tangible Capital Base.  The Parent, on a combined
          and   consolidated  basis,  shall  achieve  a  Tangible
          Capital Base of not less than the amounts specified below as of the dates also specified below:

          As of June 30, 1997 - not less than $4,000,000.00;
          As of September 30, 1997 - not less than $2,300,000.00;
                 As   of  December  31,  1997  -  not  less  than
          $3,000,000.00;
          As of March 31, 1998 - not less than $4,250,000.00;
          As of June 30, 1998 - not less than $5,150,000.00;
          As of September 30, 1998 - not less than $3,100,000.00;
          As of December 31, 1998 - not less than $6,250,000.00;
          As of March 31, 1999 - not less than $5,250,000.00;
          As of June 30, 1999 - not less than $5,150,000.00;
          As of September 30, 1999 - not less than $3,150,000.00; and As of December 31, 1999 - not less than $6,600,000.00.

          In addition to the foregoing requirements, the Parent, on a combined and consolidated basis, shall maintain at all times for the following periods, a Tangible Capital Base of not less than the following amounts:
          At all times during the fiscal year beginning January 1, 1998 - not less than $3,100,000.00;

          At  all  times during the fiscal year beginning January
          1, 1999, and continuing at all times thereafter - not less than $3,150,000.00.

          "Tangible Capital Base" shall mean the sum of the Companies' Consolidated Tangible Net Worth, plus the principal amount of any subordinated indebtedness, subordinated to the satisfaction of the Bank. "Consolidated Tangible Net Worth" shall mean the Companies' consolidated equity, minus (i) the excess of cost over the value of net assets of purchased businesses, rights, and other similar intangibles, (ii) organizational expenses, (iii) intangible assets, (iv) goodwill, (v) deferred charges or deferred financing costs, (vi) loans or advances to shareholders, officers, or directors or affiliates and/or accounts or notes receivable from affiliates, shareholders, officers, or directors; (vii) leasehold improvements,
          (viii) non-compete agreements, and (ix) any asset not directly related to the operation of the Parent or the Borrowers.

      9. Section 7.14, "Loans and Advances," of the Loan Agreement is hereby amended to recite in its entirety as follows:

          7.14 Loans and Advances. Except for (a) draws to distributors of one or more of the Borrowers which in the aggregate do not exceed the sum of $300,000.00 of advances outstanding at any one time, (b) existing unsecured loans to officers not to exceed the aggregate principal sum of $325,000.00, (c) existing secured loans to employees or former employees of one of the Companies not to exceed the principal sum of $581,000.00 in the aggregate outstanding at any one time, and (d) intercompany advances between entities comprising the Companies, the Companies in the aggregate will not make any loans or advances to any person, corporation or entity if such loans or advances will exceed an aggregate total outstanding at any one time of $20,000.00.

     10. Section 7.19, "Minimum Pretax Operating Profit or Maximum Pretax Operating Loss," of the Loan Agreement is hereby amended to recite in its entirety as follows:
          7.19  Minimum Pretax Operating Profit or Maximum Pretax
          Operating  Loss.   Beginning with  the  fiscal  quarter
          ending December 31, 1996, and continuing as of the end of each fiscal quarter thereafter, the Parent, on a consolidated and combined basis, shall, as the case may be, either (a) achieve an Accumulated Operating Profit during any fiscal year on a year-to-date basis of not less than the amount set forth below, or (b) not incur an Accumulated Operating Loss during any fiscal year on a year-to-date basis in excess of the amounts set forth below:

          As of June 30, 1997, Accumulated Operating Loss not to exceed $1,100,000.00;

          As of September 30, 1997, Accumulated Operating Loss not to exceed $2,900,000.00;

          As of December 31, 1997, Accumulated Operating Loss not to exceed $4,000,000.00;

          As of March 31, 1998, Accumulated Operating Loss not to exceed $1,000,000.00;

          As of June 30, 1998, Accumulated Operating Loss not to exceed $1,100,000.00;

          As of September 30, 1998, Accumulated Operating Loss not to exceed $3,100,000.00;

          As of December 31, 1998, Accumulated Operating Profit of not less than $350,000.00;

          As of March 31, 1999, Accumulated Operating Loss not to exceed $1,000,000.00;

          As of June 30, 1999, Accumulated Operating Loss not to exceed $1,100,000.00;

          As of September 30, 1999, Accumulated Operating Loss not to exceed $3,100,000.00; and

          As of December 31, 1999, Accumulated Operating Profit of not less than $350,000.00.

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

      11. A new Section 7.20, entitled "Communication with Accountants," shall be added to the Loan Agreement and shall recite in its entirety as follows:

          7.20 Communication with Accountants. Each of the Companies authorizes Bank to communicate directly with its certified public accountants (the "Accountants") and authorize Accountants to disclose to Bank any and all financial statements and other information of any kind, including copies of any management letter or the substance of any oral information or conversation that such Accountants may have with respect to the business, financial condition and other affairs of the Companies or any of them.


      12. A new Section 7.21, entitled "No Payment of Junior Debt," shall be added to the Loan Agreement and shall recite in its entirety as follows:

          7.21 No Prepayment of Junior Debt. The Parent shall not voluntarily prepay, redeem, purchase, or retire the Subordinated Debt, any future subordinated indebtedness, or any other long-term indebtedness or amend, supplement or otherwise modify the terms of the Subordinated Debt (except amendments, supplements, or other modifications to such terms that, in the judgment of the Bank, do not adversely affect the rights and privileges of the Parent under the Subordinated Debt or the interest of the Bank under this Agreement, the loan documents associated therewith, or in the Collateral).

      13. Subsection (i) of Section 8, "Financial Information and Reporting," of the Loan Agreement is hereby amended to recite as follows:

          (i) within 30 days prior to the end of each fiscal year, financial projections with respect to each of the Companies' projected financial conditions for the forthcoming three fiscal years, year by year, and for the forthcoming fiscal year, month by month;

The remainder of Section 8 of the Loan Agreement shall remain as originally written.

     14. The following subsections (l) and (m) are hereby added to Section 9.1, "Events of Default," of the Loan Agreement:

          (l) any Change of Control shall occur. ("Change of Control" means the time at which (i) any Person (including a Person's Affiliates and associates) or group (as that term is understood under Section 13(d) of the Exchange Act and the rules and regulations thereunder), other than S. Robert Davis (the "Control Group") or a group controlled by the Control Group, has become the beneficial owner of a percentage (based on voting power, in the event different classes of stock shall have different voting powers) of the voting stock of the Parent equal to at least fifteen percent (15% );
          (ii) there shall be consummated any consolidation or merger of the Parent pursuant to which the Parent's common stock (or other capital stock) would be converted into cash, securities or other property, other than a merger or consolidation of the Parent in which the holders of such common stock (or such other capital stock) immediately prior to the merger have the same proportionate ownership, directly or indirectly, of common stock of the surviving corporation immediately after the merger as they had of the Parent's common stock immediately prior to such merger; (iii) all or substantially all of the Parent's assets shall be sold, leased, conveyed or otherwise disposed of as an entirely or substantially as an entirety to any Person (including an Affiliate or associate of the Parent in one or a series of transactions; (iv) S. Robert Davis shall cease to perform his duties as a senior executive officer of the Parent; and

          (m) any breach or an "Event of Default" shall occur under the terms of the Subordinated Debt.

          For purpose of the Section 9.1, "Person" shall mean  an
          individual, a company, a corporation, an association, a
          partnership,  a joint venture, an unincorporated  trade
          or  business enterprise, a trust, an estate,  or  other
          legal  entity  or a government (national,  regional  or
          local),    court,    arbitrator    or    any    agency,
          instrumentality  or  official of  the  foregoing.   For
          purposes of this Section 9.1, "Affiliate" means, in relation to any Person (in this definition called
          "Affiliated Person"), any Person (i) which (directly or indirectly) controls or is controlled by or is under common control with such Affiliated Person; or (ii) which (directly or indirectly) owns or holds five percent (5%) or more of any equity interest in the Parent; or (iii) five percent (5%) or more of whose voting stock or other equity interest is directly or indirectly owned or held by the Parent. For purposes of this definition, the term "control" (including, with correlative meanings, the terms "controlled by" and "under common control with"), as used with respect to any Person, shall mean the possession (directly or indirectly) of the power to direct or to cause the direction of the management or policies of such Person, whether through the ownership of shares of any class in the capital or other voting securities of such Person or by contract or otherwise.
      The remainder of Section 9.1 of the Loan Agreement shall remain as originally written.

      15. Exhibit C to the Loan Agreement is hereby amended and replaced with the Exhibit C attached hereto and made a part hereof.

      16. Notices. The Guarantor hereby agrees to provide copies of any notices or information it is required to deliver to The Provident Bank under the terms of the Subordinated Debt to the Bank simultaneously with the delivery of the same to the holder of the Subordinated Debt..

      17.   Automatic  Debit.   Each  of the Borrowers  hereby  irrevocably
authorizes the Bank to make advances under the Loan for the purpose of making payments of interest, principal, and other amounts due at the time and in the manner provided for in promissory note or notes evidencing the Loan. All transfer of funds pursuant to this authorization shall be evidenced on the statements normally issued by the Bank for the type of accounts affected by each transfer, it being understood and agreed that the Bank is under no obligation to issue any other receipt or advice to the Borrowers, or any others, to reflect such transfer or transfers.

      18.   Conditions  of  Effectiveness.   This  Amendment  shall  become
effective as of January _____, 1998, upon satisfaction of all of the following conditions precedent:

      (a) The Bank shall have received two duly executed copies of the Second Amendment to Second Amended and Restated Loan Agreement and such other certificates, instruments, documents, agreements, and opinions of counsel as may be required by the Bank, each of which shall be in form and substance satisfactory to the Bank and its counsel; and

      (b) The Bank shall have received a fee in respect of this Amendment in the amount of $50,000.00.

      (c) The Bank shall have been paid in full with respect to a certain Time Note from the Borrowers to the Bank in the original principal amount of $1,000,000.00 dated August 29, 1997, from the proceeds of the Subordinated Debt as defined in paragraph 7 above.

     (d) The representations contained in paragraph 19 below shall be true and accurate.

      19. Representations. Each of the Borrowers represents and warrants that after giving effect to this Amendment (a) each and every one of the representations and warranties made by or on behalf of such Borrower in the Loan Agreement or the Loan Documents is true and correct in all respects on and as of the date hereof, except to the extent that any of such representations and warranties related, by the expressed terms thereof, solely to a date prior hereto; (b) such Borrower has duly and properly performed, complied with and observed each of its covenants, agreements and obligations contained in the Loan Agreement and Loan Documents; and (c) no event has occurred or is continuing, and no condition exists which would constitute an Event of Default or a Pending Default.
      20.   Amendment  to  Loan Agreement.  (a) Upon the  effectiveness  of
Section 2 through Section 15 hereof, each reference in the Loan Agreement to "Second Amended and Restated Loan Agreement," "Loan Agreement," "Agreement," the prefix "herein," "hereof," or words of similar import, and each reference in the Loan Documents to the Loan Agreement, shall mean and be a reference to the Loan Agreement as amended hereby. (b) Except as modified herein, all of the representations, warranties, terms, covenants and conditions of the Loan Agreement, the Loan Documents and all other agreements executed in connection therewith shall remain as written originally and in full force and effect in accordance with their respective terms, and nothing herein shall affect, modify, limit or impair any of the rights and powers which the Bank may have thereunder. The amendment set forth herein shall be limited precisely as provided for herein, and shall not be deemed to be a waiver of, amendment of, consent to or modification of any of the Bank's rights under or of any other term or provisions of the Loan Agreement, any Loan Document, or other agreement executed in connection therewith, or of any term or provision of any other instrument referred to therein or herein or of any transaction or future action on the part of the Borrowers which would require the consent of the Bank, including, without limitation, waivers of Events of Default which may exist after giving effect hereto. The Borrowers ratifies and confirms each term, provision, condition and covenant set forth in the Loan Agreement and the Loan Documents and acknowledges that the agreement set forth therein continue to be legal, valid and binding agreements, and enforceable in accordance with their respective terms.

      21. Authority. Each of the Borrowers hereby represents and warrants to the Bank that (a) such Borrower has legal power and authority to execute and deliver the within Amendment; (b) the officer executing the within Amendment on behalf of such Borrower has been duly authorized to execute and deliver the same and bind such Borrower with respect to the provisions provided for herein; (c) the execution and delivery hereof by such Borrower and the performance and observance by such Borrower of the provisions hereof do not violate or conflict with the articles of incorporation, regulations or by-laws of such Borrower or any law applicable to such Borrower or result in the breach of any provision of or constitute a default under any agreement, instrument or document binding upon or enforceable against such Borrower; and (d) this Amendment constitutes a valid and legally binding obligation upon such Borrower in every respect.

      22. Counterparts. This Amendment may be executed in two or more counterparts, each of which, when so executed and delivered, shall be an original, but all of which together shall constitute one and the same document. Separate counterparts may be executed with the same effect as if all parties had executed the same counterparts.

     23. Governing Law. This Amendment shall be governed by and construed in accordance with the law of the State of Ohio.

      24. Indemnity. The Companies shall indemnify the Bank from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses and disbursements of any kind or nature whatsoever (including, without limitation, fees and disbursements of counsel) which may be imposed on, incurred by, or asserted against the Bank in any litigation, proceeding or investigation instituted or conducted by any governmental agency or instrumentality or any other person or entity with respect to any aspect of, or any transaction contemplated by, or referred to in, or any matter related to, the Loan Agreement or this Amendment, whether or not the Bank is a party thereto, except to the extent that any of the foregoing arises out of the willful misconduct of the Bank, as determined in a final, non-appealable judgment by a court of competent jurisdiction.

     IN WITNESS WHEREOF, the Borrowers and the Bank have hereunto set their hands as of the date first set forth above.

                            THE BORROWERS:

                            PAGES BOOK FAIRS, INC.

                            By:

                            Its:


                            PAGES LIBRARY SERVICES, INC.

                            By:

                            Its:


                            THE GUARANTOR:

                            PAGES, INC.

                            By:

                            Its:


                            THE BANK:

                            THE HUNTINGTON NATIONAL BANK


                            By:

                            Its:

EXHIBIT 10(n)

EXHIBIT 10(n)

                        CREDIT AGREEMENT


                         BY AND BETWEEN


                          PAGES, INC.,
                           Borrower,

                              and

                      THE PROVIDENT BANK,
                             Lender


                     As of January 21, 1998

                       TABLE OF CONTENTS

                                                                   Page


ARTICLE 1            INTERPRETATION                                   1
     Section 1.1     Provisions Pertaining to Definitions.            1
     Section 1.2     Definitions                                      1

ARTICLE 2            THE LOAN                                        15
     Section 2.1     Commitments                                     15
     Section 2.2     Term Loan                                       15
     Section 2.3     The Note                                        15
     Section 2.4     Interest Payable on the Loan                    15
     Section 2.5     Repayments and Prepayments of Principal.        16
     Section 2.6     Payments and Computations.                      17
     Section 2.7     Payments to be Free of Deductions               18
     Section 2.8     Use of Proceeds                                 19
     Section 2.9     Additional Costs.                               19
     Section 2.10    Lender Statements                               19

ARTICLE 3            SECURITY AGREEMENT                              20
     Section 3.1     Security Interest                               20
     Section 3.2     Financing Statements; Additional Documents      20
     Section 3.3     Accounts; Chattel Paper; Lease Agreements       21
     Section 3.4     Pledge of Stock                                 21
     Section 3.5     Release of Collateral                           21

ARTICLE 4            CONDITIONS PRECEDENT TO DISBURSEMENTS           21
     Section 4.1     Conditions Precedent to Initial Closing.        21

ARTICLE 5            GENERAL REPRESENTATIONS AND WARRANTIES          24
     Section 5.1     Existence                                       25
     Section 5.2     Authority                                       25
     Section 5.3     Binding Effect of Documents                     26
     Section 5.4     No Events of Default                            27
     Section 5.5     Financial Statements                            27
     Section 5.6     Changes; None Adverse                           27
     Section 5.7     Title to Assets; Material Leases                27
     Section 5.8     Intellectual Property                           27
     Section 5.9     Indebtedness for Borrowed Money                 28
     Section 5.10    Litigation                                      28
     Section 5.11    No Materially Adverse Contracts                 28
     Section 5.12    Taxes and Tax Returns                           28
     Section 5.13    Contracts with Affiliates.                      29
     Section 5.14    Employee Benefit Plans.                         29
     Section 5.15    Governmental Regulation.                        30
     Section 5.16    Securities Activities                           30
     Section 5.17    Disclosure.                                     30
     Section 5.18    No Material Default.                            30
     Section 5.19    Environmental Conditions                        30
     Section 5.20    Licenses and Permits                            31
     Section 5.21    General Collateral Representation               32

ARTICLE 6            AFFIRMATIVE COVENANTS OF BORROWER               33
     Section 6.1     Reports and Other Information                   33
     Section 6.2     Maintenance of Property; Authorization;
                     Insurance                                       37
     Section 6.3     Key Man Life Insurance                          37
     Section 6.4     Corporate Existence                             38
     Section 6.5     Inspection Rights                               38
     Section 6.6     Payment of Taxes and Claims                     38
     Section 6.7     Compliance with Laws                            38
     Section 6.8     Notice of Other Events.                         38
     Section 6.9     Communication with Accountants.                 39
     Section 6.10    Payment of Indebtedness                         39
     Section 6.11    Payment of Fees.                                39
     Section 6.12    Performance of Obligations Under Certain
                     Documents                                       39
     Section 6.13    Governmental Consents and Approvals             39
     Section 6.14    Employee Benefit Plans and Guaranteed Pension
                     Plans                                           40
     Section 6.15    Further Assurances                              40
     Section 6.16    Use of Proceeds                                 40
     Section 6.17    Cash Equity Contribution                        40
     Section 6.18    Observation Rights                              41

ARTICLE 7            FINANCIAL COVENANTS                             41
     Section 7.1     Tangible Capital Base                           41
     Section 7.2     Minimum Pre-Tax Operating Profit or Maximum
                     Pre-Tax Operating Loss                          43
     Section 7.3     Fixed Charge Covenant                           44
     Section 7.4     Lease Obligations                               44

ARTICLE 8            NEGATIVE COVENANTS OF BORROWER                  44
     Section 8.1     Limitation on Nature of Business                44
     Section 8.2     Limitation on Fundamental Changes               45
     Section 8.3     Restricted Payments                             45
     Section 8.4     Limitation on Disposition of Assets             45
     Section 8.5     Limitation on Investments.                      46
     Section 8.6     Acquisition of Margin Securities                47
     Section 8.7     Limitation on Mortgages, Liens and Encumbrances 47
     Section 8.8     No Additional Negative Pledges                  48
     Section 8.9     No Restrictions on Subsidiary Distributions
                     to Borrower                                     48
     Section 8.10    Limitation on Indebtedness                      48
     Section 8.11    Limitation on Sales and Leasebacks              49
     Section 8.12    Transactions with Affiliates                    49

ARTICLE 9            EVENTS OF DEFAULT AND REMEDIES                  49
     Section 9.1     Events of Default                               49
              (a)    Principal and Interest                          49
              (b)    Representations and Warranties                  49
              (c)    Certain Covenants                               49
              (d)    Other Covenants                                 49
              (e)    Loan Documents                                  49
              (f)    Litigation                                      50
              (g)    Default by Borrower under Senior Debt and
                     Other Agreements                                50
              (h)    Insolvency                                      50
              (i)    Judgment                                        50
              (j)    ERISA                                           51
              (k)    Change of Control                               51
              (l)    Material Adverse Change                         51
     Section 9.2     Termination of Commitments and Acceleration
                     of Obligations                                  51
     Section 9.3     Remedies                                        52
     Section 9.4     No Implied Waiver; Rights Cumulative            53
     Section 9.5     Set-Off; Pro Rata Sharing                       54

ARTICLE 10           PROVISIONS OF GENERAL APPLICATION               54
     Section 10.1    Term of Agreement                               54
     Section 10.2    Notices                                         54
     Section 10.3    Survival of Representations                     56
     Section 10.4    Costs, Expenses, Taxes and Indemnification      56
     Section 10.5    Language                                        57
     Section 10.6    Binding Effect; Assignment                      57
     Section 10.7    Governing Law; Jurisdiction and Venue.          57
     Section 10.8    Waiver of Jury Trial.                           57
     Section 10.9    Waivers.                                        58
     Section 10.10   Interpretation and Proof of Loan Documents      58
     Section 10.11   Integration of Schedules and Exhibits           58
     Section 10.12   Headings                                        58
     Section 10.13   Counterparts                                    58
     Section 10.14   Severability.                                   58
     Section 10.15   One General Obligation.                         58

                            EXHIBITS


Exhibit A Form of Assignment of Copyrights
Exhibit B Form of Compliance Certificate
Exhibit C Form of Pledge Agreement
Exhibit D Form of Term Loan Promissory Note
Exhibit E Form of Letter of Understanding
Exhibit F Form of Opinion of Counsel to Borrower
Exhibit G Form of Officer's Certificate
Exhibit H Form of Warrant
Exhibit I Form of Warrant Agreement
Exhibit J Form of Guaranty Agreement

                           SCHEDULES


5.1(a)    Jurisdictions where qualified to do business
5.1(b)    Options, Rights, Warrants, Convertible Securities
5.1(c)    Subsidiaries
5.1(d)    Ownership of Capital Shares, Partnership Interests, Joint Ventures
5.7       Title to Assets; Material Leases of Property
5.8(a)    Patents and Copyrights
5.8(b)    Licenses and User Agreements
5.9       Indebtedness for Borrowed Money
5.10      Pending Litigation
5.12(c)   Tax Deficiencies
5.13(b)   Indebtedness with Affiliates
5.21      UCC Filing Offices
6.2(b)    Property Insurance
7.4       Capital and Non-Capital Leases
8.7(f)    Existing Liens
8.10      Limitation on Indebtedness

     THIS CREDIT AGREEMENT dated as of January 21, 1998 ("Loan Agreement"), is by and between PAGES, INC., a Delaware corporation (hereinafter, together with its successors in title and assigns called "Borrower"), and THE PROVIDENT BANK, an Ohio banking corporation ("Provident" or the "Lender").


                           ARTICLE 1

                         INTERPRETATION

     Section 1.1 Provisions Pertaining to Definitions. For all purposes of this Loan Agreement (except where such interpretations would be inconsistent with the context or the subject matter):

          (a) The expression "this Agreement" shall mean this Loan Agreement (including all of the Schedules and Exhibits annexed hereto) as originally executed, or, if supplemented, amended or restated from time to time, as so supplemented, amended or restated;

          (b) Where appropriate, words importing the singular only shall include the plural and vice versa, and all references to dollars shall be United States Dollars; and

          (c) Accounting terms not otherwise defined herein shall have the meanings customarily given in accordance with Generally Accepted Accounting Principles (as hereinafter defined) and all financial computations or determinations to be made under this Loan Agreement shall, unless otherwise specifically provided herein, be made in accordance with the financial statements delivered pursuant to Section 4.1(s) and shall be made on a Consolidated basis.

     Section 1.2 Definitions. In addition to terms defined elsewhere in this Agreement, the following terms shall have the following meanings in this Agreement:

     "Accountants" mean Hausser & Taylor, or other nationally recognized firm of certified public accountants selected by Borrower and acceptable to Lender.

     "Account Debtor" means any Person obligated for the payment of an Account.

     "Accounts" mean, with respect to any person, Person's accounts (as that term is defined in the UCC), rental agreements and other contract rights, rights to payment and other forms of obligation for the payment of money, whether now existing or existing in the future, including, without limitation, all (i) accounts receivable (whether or not specifically listed on schedules furnished to the Lender), all accounts created by or arising from all of Person's sales of goods, financial instruments, documents, permits or other items, or rendition of services, including funds transfer services, made under any of Person's trade names or styles, or through any of Person's subsidiaries or divisions, and all accounts acquired by assignment in the ordinary course of business; (ii) unpaid seller's rights (including rescission, replevin, reclamation and stopping in transit) relating to the foregoing or arising therefrom; (iii) rights to any goods represented by any of the foregoing, including returned or repossessed goods; (iv) reserves and credit balances held by such Person with respect to any such accounts receivable or Account Debtors; (v) guarantees or collateral for any of the foregoing; and (vi) insurance policies or rights relating to any of the foregoing.

     "Affiliate" means, in relation to any Person (in this definition called "Affiliated Person"), any Person (i) which (directly or indirectly) controls or is controlled by or is under common control with such Affiliated Person; or (ii) which (directly or indirectly) owns or holds five percent (5%) or more of any equity interest in any Borrower; or (iii) five percent (5%) or more of whose voting stock or other equity interest is directly or indirectly owned or held by such Borrower. For the purposes of this definition, the term "control" (including, with correlative meanings, the terms "controlled by" and "under common control with"), as used with respect to any Person, shall mean the possession (directly or indirectly) of the power to direct or to cause the direction of the management or the policies of such Person, whether through the ownership of shares of any class in the capital or any other voting securities of such Person or by contract or otherwise.

     "Assignment of Copyrights" means the Assignment of Copyrights from Borrower to Lender in the form of Exhibit A hereto.

     "Bank Facility" means the loans and advances and all Indebtedness made by Senior Lender to Pages Book Fairs, Inc., Pages Library Services, Inc., or any other Subsidiary of the Borrower pursuant to a Second Amended and Restated Loan Agreement dated as of December 31, 1996, as amended, modified, supplemented or amended and restated from time to time or otherwise modified at the option of the parties thereto; provided, however, the maximum amount of such Bank Facility shall not exceed Twenty Million Dollars ($20,000,000.00).

     "Business Day" means any day other than a Saturday or Sunday on which commercial banking institutions are open for business in Cincinnati, Ohio.

     "Capital Expenditure" means any amount paid or incurred in connection with the purchase of real estate, plant, machinery, equipment or other similar expenditure (including all renewals, improvements and replacements thereto, and all obligations under any lease of any of the foregoing) which would be required to be capitalized and shown on the Consolidated balance sheet of Borrower in accordance with GAAP.

     "Capital Lease" means any lease of Property which has been or is required to be capitalized on a Borrower's financial statements in accordance with GAAP.

     "Capital Stock" means any and all shares, interests, participations, rights or other equivalents (however designated) or corporate stock, whether common or preferred, including, without limitation, partnership interests.

     "Cash Equivalents" means: (i) marketable direct obligations issued or unconditionally guaranteed by the United States Government or issued by any agency thereof and backed by the full faith and credit of the United States, in each case maturing within three (3) months from the date of acquisition thereof; (ii) investments in certificates of deposit or bankers' acceptances maturing within three (3) months from the date of acquisition issued by Lender or any other commercial bank organized under the laws of the United States or any state thereof having capital surplus and undivided profits aggregating at least Two Hundred Fifty Million Dollars ($250,000,000.00); (iii) investments in commercial paper of Lender or of any other Person which, at the time of issuance, have a rating of at least A-1 from Standard & Poor's Corporation or at least P-1 from Moody's Investors Service, Inc. and maturing not more than six (6) months from the date of acquisition thereof; (iv) obligations of the type described in (i),
(ii) or (iii) above purchased pursuant to a repurchase agreement obligating the counterparty to repurchase such obligations not later than thirty (30) days after the purchase thereof, secured by a fully perfected security interest in any such obligation, and having a market value at the time such repurchase agreement is entered into of not less than one hundred percent (100%) of the repurchase obligation of the issuing bank; and (v) time deposits or Eurodollar time deposits maturing no more than thirty (30) days from the date of creation with commercial banks having membership in the Federal Deposit Insurance Corporation in amounts not exceeding the lesser of One Hundred Thousand Dollars ($100,000.00) or the maximum insurance applicable to the aggregate amount of such Person's deposits in such institution.

     "Cash Flow" means, for any period, the following, each calculated for such period, without duplication: (i) EBITDA, less (ii) income and franchise taxes actually paid by Borrower (net of any refunds received) (including decreases in deferred income taxes resulting from tax payments actually made), less (iii) Capital Expenditures (to the extent actually made in cash by Borrower and excluding the non-current portion of Capital Expenditures which have been financed), less (iv) the gross amount capitalized for long term assets (net of cash received in respect of long term assets) and paid in cash.

     "Change of Control" means the time at which (i) any Person (including a Person's Affiliates and associates) or group (as that term is understood under Section 13(d) of the Exchange Act and the rules and regulations thereunder), other than Management Shareholder and Affiliates thereof (the "Control Group") or a group controlled by the Control Group, has become the beneficial owner of a percentage (based on voting power, in the event different classes of stock shall have different voting powers) of the voting stock of Borrower equal to at least fifteen percent (15%), (ii) there shall be consummated any consolidation or merger of Borrower pursuant to which Borrower's common stock (or other capital stock) would be converted into cash, securities or other property, other than a merger or consolidation of Borrower in which the holders of such common stock (or such other capital stock) immediately prior to the merger have the same proportionate ownership, directly or indirectly, of common stock of the surviving corporation immediately after the merger as they had of
Borrower's common stock immediately prior to such merger, (iii) all or substantially all of Borrower's assets shall be sold, leased, conveyed or otherwise disposed of as an entirety or substantially as an entirety to any Person (including an Affiliate or associate of Borrower) in one or a series of transactions, or (iv) S. Robert Davis shall cease to perform his duties as a senior executive officer of Borrower.

     "Chattel  Paper" means any "chattel paper" as such term is defined  in
Section 9-105(1)(b) of the UCC, now owned or hereafter acquired.

     "Closing Date" means the day on which the Loan is made pursuant to this Agreement.

     "Code" means the United States Internal Revenue Code of 1986, as amended from time to time, or any successor federal tax code, and any reference to any statutory provision shall be deemed to be a reference to any successor provision or provisions.

     "Collateral" means all Accounts, Inventory, Equipment, General Intangibles, fixtures, goods, motor vehicles, leasehold improvements, Documents, Instruments, Chattel Paper, Intellectual Property, inventory subject to leases and rights under lease agreements for the leasing of inventory, money, deposit accounts, rights to draw on letters of credit, permits, licenses and the cash or noncash Proceeds (including insurance or other rights to receive payment with respect thereto) of any of the foregoing and all accessions and additions to and replacements of the foregoing, and all books and records (including, without limitation, customer lists, credit files, computer programs, printouts and other computer materials and records of Borrower) pertaining to any of the foregoing or any of the Premises. Lender acknowledges that Collateral shall not include any real property owned by Borrower or its Subsidiaries.

     "Common Stock" means, with respect to any Person, any and all shares, interests, participations and other equivalents (however designated, whether voting or non-voting) of such Person's common stock, whether now outstanding or issued after the date of this Loan Agreement, and includes, without limitation, all series and classes of such common stock.

     "Compliance Certificate" means a certificate, substantially in the form of attached Exhibit B, which certificate evidences the compliance by Borrower with the covenants of this Agreement.

     "Computation Date" means the last day of each March, June, September and December.

     "Consolidated" means, with respect to any accounting matter or amount, such matter or amount computed on a consolidated basis for Borrower and any Subsidiaries in accordance with GAAP.

     "Contingent Obligation" means any direct or indirect liability, contingent or otherwise, with respect to any Indebtedness, lease, dividend, letter of credit, banker's acceptance or other obligation of another if the primary purpose or intent thereof in incurring the Contingent Obligation is to provide assurance to the obligee of such obligation of another that such obligation of another will be paid or discharged, or that any agreements relating thereto will be complied with, or that the holders of such obligation will be protected (in whole or in part) against loss in respect thereof. Contingent Obligations shall include, without limitation, (i) the direct or indirect guaranty, endorsement (otherwise than for collection or deposit in the ordinary course of business), co-making, discounting with recourse or sale with recourse by such Person of the obligation of another;
(ii) any liability for the obligations of another through any agreement (contingent or otherwise) (A) to purchase, repurchase or otherwise acquire such obligation or any security therefor, or to provide funds for the payment or discharge of such obligation (whether in the form of loans, advances, stock purchases, capital contributions or otherwise), (B) to maintain the solvency of any balance sheet item, level of income or financial condition of another, or (C) to make take-or-pay, pay-or-play or similar payments if required regardless of nonperformance by any other party or parties to an agreement, if in the case of any agreement described under subclauses (A), (B) or (C) of this sentence the primary purpose or intent thereof is as described in the preceding sentence. The amount of any Contingent Obligation shall be equal to the amount of the obligation so guaranteed or otherwise supported.

     "Credit Commitment" means the amount of the Term Loan.

     "Current Assets" and "Current Liabilities" mean at any time, all assets or liabilities, respectively, that, in accordance with GAAP should be classified as current assets or current liabilities, respectively, on Borrower's balance sheet.

     "Default" means any event or occurrence which, with the giving of notice or the passage of time, or both, would constitute an Event of Default.

     "Default Interest Rate" means an annual rate of interest which shall (to the extent permitted by applicable law) at all times be equal to two percent (2%) above the applicable Interest Rate for a Loan.

     "Documents" mean any "documents," as such term is defined in Section 9-105(1)(f) of the UCC, now owned or existing or hereafter arising or acquired.

     "EBITDA"  for  any  period shall mean, without  duplication,  (i)  Net
Income; plus (ii) for such period any Interest Expense deducted in the determination of Net Income; plus (iii) any income and franchise taxes paid in cash and included in the determination of Net Income; plus (iv) amortization and depreciation deducted in determining Net Income for such period; plus (v) extraordinary losses, losses on sales of assets (other than sales of inventory in the ordinary course of business) and unrealized gains from changes in currency; minus (vi) the sum for such period of interest income, extraordinary gains, gains from sales of assets (other than sales of inventory in the ordinary course of business) and unrealized losses from changes in currency.

     "Employee Benefit Plan" means an "employee benefit plan" as defined in
Section 3(3) of ERISA.

     "Environmental Laws" means individually or collectively any local, state or federal law, statute, rule, regulation, order, ordinance, common law, permit or license term or condition, or state superlien or environmental clean-up or disclosure statutes pertaining to the environment or to environmental contamination, regulation, management, control, treatment, storage, disposal, containment, removal, clean-up, reporting, or disclosure, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as now or hereafter amended (including, but not limited to, the Superfund Amendments and Reauthorization Act ("SARA")); the Resource Conservation and Recovery Act ("RCRA"), as now or hereafter amended (including, but not limited to, the Hazardous and Solid Waste Amendments of 1984); the Toxic Substances Control Act ("TSCA"), as now or hereafter amended; the Clean Water Act, as now or hereafter amended; the Safe Drinking Water Act, as now or hereafter amended; or the Clean Air Act, as now or hereafter amended.

     "Equipment" means any "equipment," as such term is defined in Section 9-109(2) of the UCC, now owned or hereafter acquired and shall include, without limitation, any and all additions, substitutions, and replacements of any of the foregoing, wherever located, together with all attachments, components, parts and accessories installed thereon or affixed thereto.

     "Equity Interests" means Capital Stock and all warrants, options or other rights to acquire Capital Stock or that are measured by the value of Capital Stock (but excluding any debt security that is convertible into, or exchangeable for Capital Stock).

     "ERISA" means the Employee Retirement Income Security Act of 1974 and regulations issued thereunder, as amended from time to time and any successor statute.

     "ERISA Affiliate" means, in relation to any Person, any trade or business (whether or not incorporated) which is a member of a group of which that Person is a member and which is under common control within the meaning of the regulations promulgated under Section 414 of the Internal Revenue Code of 1986, as amended.

     "ERISA Liabilities" means the aggregate of all unfunded vested benefits under any employee pension benefit plan, within the meaning of
Section 3(2) of ERISA, of Borrower or any ERISA Affiliate of Borrower under any Plan covered by ERISA that is not a Multiemployer Plan and all potential withdrawal liabilities of any thereof under all Multiemployer Plans.

     "Event  of Default" means any event or condition described in  Section
9.1 of this Agreement.

     "Extraordinary Disposition" means, with respect to Borrower, the sale, lease, transfer or other disposition of assets, other than assets transferred or disposed in the ordinary course of business, whether by way of the sale of assets or the sale of stock or other rights in which Borrower has any ownership interest, and whether in one transaction or a series of related or unrelated transactions in excess of Fifty Thousand Dollars ($50,000.00) in the aggregate in any fiscal year.

     "Fixed Charges" means, for any period, the following, each calculated for such period, without duplication: (i) Interest Expense paid or accrued, minus (ii) interest income earned or accrued by Borrower as determined in accordance with GAAP, plus (iii) scheduled payments of principal with respect to all Indebtedness for Borrowed Money of Borrower including the principal component of any cash payments made on any Capital Lease.

     "General Intangibles" means any "general intangibles" as such term is defined in Section 9-106 of the UCC, now owned or hereafter acquired and, in any event, shall include, without limitation, all right, title and interest now in existence or hereafter arising in or to all customer lists, trademarks, patents, rights in intellectual property, trade names, copyrights, trade secrets, proprietary or confidential information, inventions and technical information, procedures, designs, knowledge, know-how, software, data bases, data, processes, models, drawings, materials, and records now owned or hereafter acquired, and any and all goodwill and rights of indemnification.

     "Generally Accepted Accounting Principles" or "GAAP" means generally accepted accounting principles in the United Sates of America in effect from time to time, consistently applied.

     "Guaranteed Pension Plan" means any pension plan maintained by Borrower or an ERISA Affiliate of Borrower, or to which Borrower or an ERISA Affiliate contributes, some or all of the benefits under which are guaranteed by the United States Pension Benefit Guaranty Corporation ("PBGC").

     "Hazardous Substances" means any and all hazardous and toxic substances, wastes or materials, any pollutants, contaminants, or dangerous materials (including, but not limited to, polychlorinated biphenyls, friable asbestos, volatile and semi-volatile organic compounds, oils, petroleum products and fractions, and any materials which include hazardous constituents or become hazardous, toxic, or dangerous when their composition or state is changed), or any other similar substances or materials which are included under or regulated by any Environmental Law.

     "Head Office" means, in relation to the Lender, the head office of The Provident Bank located at One East Fourth Street, Cincinnati, Ohio 45202 or such office designated in writing to Borrower by The Provident Bank or any successor Lender.

     "Indebtedness" means, in relation to any Person, at any particular time, all of the obligations of such Person which, in accordance with GAAP, would be classified as indebtedness upon a balance sheet including any footnote thereto of such Person prepared at such time, and in any event shall include, without limitation, and without duplication:

               (i) all indebtedness of such Person arising or incurred under or in respect of (A) any guaranties (whether direct or indirect) by such Person of the indebtedness, obligations or liabilities of any other Person, or (B) any endorsement by such Person of any of the indebtedness, obligations or liabilities of any other Person (otherwise than as an endorser of negotiable instruments received in the ordinary course of business and presented to commercial banks for collection of deposit), or (C) the discount by such Person, with recourse to such Person, of any of the indebtedness, obligations or liabilities of any other Person;

               (ii) all indebtedness of such Person arising or incurred under or in respect of any agreement, contingent or otherwise made by such Person (A) to purchase any indebtedness of any other Person or to advance or supply funds to the payment or purchase of any indebtedness of any other Person, or (B) to purchase, sell or lease (as lessee or lessor) Property, products, materials or supplies or to purchase or sell transportation or services, primarily for the purpose of enabling any other Person to make payment of any indebtedness of such other Person or to assure the owner of such other Person's indebtedness against loss, regardless of the delivery or non-delivery of the Property, products, materials or supplies or the furnishing or non-furnishing of the transportation or services, or (C) to make any loan, advance, capital contribution or other investment in any other Person for the purpose of assuring a minimum equity, asset base, working capital or other balance sheet condition for or as at any date, or to provide funds for the payment of any liability, dividend or stock liquidation payment, or otherwise to supply funds to or in any manner invest in any other Person;

               (iii) all indebtedness, obligations and liabilities secured by or arising under or in respect of any Lien, upon or in Property owned by such Person, even though such Person has not assumed or become liable for the payment of such indebtedness, obligations and liabilities;

               (iv) all indebtedness created or arising under any conditional sale or other title retention agreement with respect to Property acquired by such Person, even though the rights and remedies of the seller or lender (or lessor) under such agreement in the event of default are limited to repossession or sale of such Property; and

               (v) all indebtedness arising or incurred under or in respect of any Contingent Obligation.

     "Indebtedness for Borrowed Money" means at any particular time, all Indebtedness (i) in respect of any money borrowed; (ii) under or in respect of any Contingent Obligation (whether direct or indirect) of any money borrowed; (iii) evidenced by any loan or credit agreement, promissory note, debenture, bond, guaranty or other similar written obligation to pay money; or (iv) Capital Lease obligations.

     "Instruments"  mean  any  "instrument," as such  term  is  defined  in
Section 9-105(1)(i) of the UCC, now owned or hereafter acquired.

     "Intellectual Property" shall mean all Patents and all Copyrights, together with (a) all inventions, processes, production methods, proprietary information, know-how and trade secrets; (b) all licenses or user or other agreements granted to any obligor with respect to any of the foregoing, in each case whether now or thereafter owned or used including, without limitation, the licenses or other agreements with respect to the Patents or the Copyrights, in Schedule 5.8(a) hereto; (c) all information, customer lists, identification of suppliers, data, plans, blueprints, specifications, designs, drawings, recorded knowledge, surveys, engineering reports, test reports, manuals, materials standards, processing standards, performance standards, catalogs, computer and automatic machinery software and programs; (d) all field repair data, sales data and other information relating to sales or service of products now or hereafter manufactured;
(e) all accounting information and all media on which or in which any information or knowledge or data or records may be recorded or stored and all computer programs used for the compilation or printout of such information, knowledge, records or data; (f) all licenses, consents, permits, variances, certifications and approvals of governmental agencies now or hereafter held by Borrower; and (g) all causes of action, claims and warranties now or hereafter owned or acquired by Borrower in respect of any of the items listed above.

     "Interest Rate" means, with respect to the Term Loan, the rate of interest per annum equal to twelve and one-half percent (12.5%).

     "Inventory" means, with respect to any Person, such Person's inventory, including without limitation: (i) all raw materials, work in process, parts, components, assemblies, supplies and materials used or consumed in such Person's business, wherever located and whether in the possession of such Person or any other Person; (ii) all goods, wares and merchandise, finished or unfinished, held for sale or lease or leased or furnished or to be furnished under contracts of service, wherever located and whether in the possession of such Person or any other Person; and (iii) all goods returned to or repossessed by such Person.

     "Investment" means all investments in any other Person by stock purchase, capital contribution, loan, advance, guaranty of any Indebtedness or creation or assumption of any other liability in respect of any Indebtedness of such other Person (including, without limitation, any liability of any kind described in clause (i) or (ii) of the definition of the term "Indebtedness" set forth in this Section 1.2), or the transfer or sale of Property (otherwise than in the ordinary course of the business) to any other Person for less than payment in full in cash of the transfer or sale price or the fair value thereof (whichever of such price or value is higher).

     "Liabilities" means all indebtedness, obligations and other liabilities of Borrower whether matured or unmatured, liquidated or unliquidated, direct or indirect, absolute or contingent, joint or several, secured or unsecured arising by contract, operation of law or otherwise, classified as liabilities in accordance with GAAP on a balance sheet of Borrower.

     "Licenses and Permits" means all licenses, permits, registrations and recordings thereof and all applications incorporated into for such licenses, permits and registrations now owned or hereafter acquired by Borrower and required from time to time for the business operations of Borrower.

     "Lien" means any lien, mortgage, pledge, security interest, charge or other encumbrance of any kind including any conditional sale or other title retention agreement, any lease in the nature thereof, and any agreement to give any security interest.

     "Litigation" has the meaning set forth in Section 5.10 hereof.

     "Loan Documents" mean this Agreement, the Note, the Security Documents and any other agreement, instrument, certificate or document executed in connection with or pursuant to this Agreement whether concurrently herewith or subsequent hereto.

     "Loan" means the Term Loan made or to be made to Borrower by the Lender pursuant to this Agreement.

     "Loan Year" means each period of twelve (12) consecutive months, commencing on the Closing Date and on each anniversary thereof.

     "Management Shareholder" means S. Robert Davis.

     "Material Adverse Effect" means any event which will, or is reasonably likely to, have a material adverse effect upon the financial condition, operations, assets or prospects of Borrower or the Collateral.

     "Material Lease" means any lease under which Borrower shall lease (as lessee) or acquire the right to possess and/or use any Real Estate or other Property or any other similar agreement (whether written or oral) pursuant to which Borrower pays an annual lease payment or rental payment equal to or greater than Fifty Thousand Dollars ($50,000.00) or which otherwise is material to the operation of the business of Borrower.

     "Multiemployer  Plan"  means  a "multiemployer  plan"  as  defined  in
Section 4001(a)(3) of ERISA which is maintained for employees of Borrower, or any ERISA Affiliate of Borrower.

     "Net Income" means, for any period, the aggregate of the net income (or net loss) of Borrower for such period, determined in accordance with GAAP, but excluding, without duplication: (i) the income of any Person in which Borrower has an ownership interest, unless received by Borrower in a cash distribution; (ii) any after-tax gains or losses attributable to dispositions of assets; (iii) the income of any Subsidiary of Borrower to the extent that the declaration or payment of dividends or similar distributions by that Subsidiary of that income is not at that time permitted by operation of the terms of its charter or any agreement, instrument, judgment, decree, order, statute, rule or governmental regulation applicable to that Subsidiary; and (iv) any after-tax extraordinary non-cash gains or extraordinary non-cash losses.

     "Net Proceeds" means the aggregate proceeds paid in cash or Cash Equivalents received by Borrower in respect of any Extraordinary
Disposition, net of (i) direct costs relating to such Extraordinary Disposition (including without limitation, legal, accounting and investment banking fees, and sales commissions) (ii) any relocation expenses incurred as a result thereof, (iii) taxes paid or payable as a result thereof (after taking into account any available tax credits or deductions in any tax sharing arrangements), (iv) amounts required to be applied in payment of Indebtedness secured by a Lien or Permitted Lien incurred in accordance with this Agreement on the assets or assets that are the subject of such Extraordinary Disposition and which Indebtedness is required to be repaid pursuant to the terms of the instrument governing such Indebtedness or Lien, or in order to obtain the necessary consent to such sale from Senior Lender, regardless of whether Senior Lender has a Lien on the asset or assets constituting such Extraordinary Disposition, and (v) any reserve for adjustment in respect of the sale price of or other liability in respect of such asset or assets.

     "Net Worth" means, at any date, Consolidated stockholders' equity (including the par value or stated value of all outstanding Capital Stock, additional paid-in capital and retained earnings) of Borrower determined in accordance with GAAP, except that there shall be deducted therefrom any amount of treasury stock reflected as an asset of Borrower or any Subsidiary of Borrower.

     "Note"   means  the Term Loan Note which is to be dated, executed  and delivered to Lender by Borrower on the Closing Date.

     "Obligations" means, collectively, all of the indebtedness, obligations, covenants, promises, agreements, and liabilities existing on the date hereof or arising from time to time hereafter, whether direct, indirect, absolute, contingent, joint or several, matured or unmatured, liquidated or unliquidated, secured or unsecured, arising by contract, operation of law or otherwise, of Borrower to the Lender (i) in respect of the Loan made pursuant to this Agreement; or (ii) under or in respect of any one or more of the Loan Documents. Obligations shall also include all interest, charges and other fees chargeable hereunder to Borrower or due hereunder from Borrower to Lender from time to time and all costs and expenses referred to in Section 10.4 herein.

     "Patents" shall mean all of the following in which Borrower now holds or hereafter acquires any interest: (i) all letters patent of the United States or any country, all registrations and recordings thereof, and all applications for letters patent of the United States or any other country, including registrations, recordings and applications in the United States Patent and Trademark Office or in any similar office or agency of the United States, any state or territory thereof or any other country, and
(ii) all reissues, continuations, continuations-in-part or extensions thereof.

     "Permitted  Liens"  means  those  Liens  and  encumbrances   permitted
hereunder pursuant to Section 8.7.

     "Person" shall include an individual, a company, a corporation, an association, a partnership, a joint venture, an unincorporated trade or business enterprise, a trust, an estate, or other legal entity or a government (national, regional or local), court, arbitrator or any agency, instrumentality or official of the foregoing.

     "Pledge Agreement" means stock pledge agreement or substantially in the form of Exhibit C.

     "Pledge Stock" means all of the Capital Stock of any Subsidiary of Borrower, whether now existing or hereafter formed or acquired.

     "Premises" means, collectively, all real property and leasehold interests now or hereafter acquired by Borrower.

     "Prime Rate" means the rate of interest announced from time to time by Lender as its prime rate at its Head Office, whether or not Lender shall at times lend to other borrowers at lower rates of interest, or, if there is no such prime rate, then such other rate as may be substituted by Lender for its Prime Rate.

     "Proceeds" means "proceeds," as such term is defined in Section 9-306(1) of the UCC and, in any event, shall include, without limitation, (i) any and all proceeds of any insurance, indemnity, warranty, or guaranty payable from time to time with respect to any of the Collateral, and (ii) any and all payments (in any form whatsoever) made or due and payable from time to time in connection with any requisition, confiscation, condemnation, seizure, or forfeiture of all or any part of the Collateral by any governmental body, authority, bureau, or agency (or any Person acting under color of governmental authority).

     "Projections" means Borrower's forecasted Consolidated and consolidating: (a) balance sheets, (b) profit and loss statements, and (c) cash flow statements, all prepared on a division by division and Subsidiary by Subsidiary basis and otherwise consistent with Borrower's historical financial statements, together with, if requested by Lender, appropriate supporting details and statements of underlying assumptions.

     "Property" means all types of real, personal, tangible, intangible or mixed property.

     "Real Estate" means all real property owned by Borrower and all real property hereafter acquired by Borrower, together with all fixtures, rights of way, privileges, liberties, tenements, hereditaments, and appurtenances belonging or in any way appertaining thereto, all easements now or hereafter benefiting such real property and all royalties and rights appertaining to the use and enjoyment of such real property, together with all of the buildings, structures, and other improvements thereto.

     "Reference Period" means, with respect to a particular Computation Date, the period of four (4) consecutive calendar quarters ending on such Computation Date except that with respect to any Computation Date prior to March 31, 1998, the applicable reference period shall be the period from and including the calendar quarter in which falls the Closing Date through such Computation Date.


     "Restricted Payment" means: (a) any dividend or other distribution, direct or indirect, on account of any shares of any class of stock of Borrower or any of its Subsidiaries now or hereafter outstanding, except
(i) a dividend payable solely in shares of that class of stock to the holders of that class, and (ii) an annual dividend paid by Borrower to its shareholders of record in an amount not to exceed One Hundred Thousand Dollars ($100,000.00); (b) any redemption, conversion, exchange, retirement, sinking fund or similar payment, purchase or other acquisition for value, direct or indirect, of any shares of any class of stock of Borrower or any of its Subsidiaries now or hereafter outstanding; (c) any payment or prepayment of principal of, premium, if any, or interest on, redemption, conversion, exchange, purchase, retirement, defeasance, sinking fund or similar payment with respect to, any subordinated indebtedness except for the Loan; and (d) any payment made to retire, or to obtain the surrender of, any outstanding warrants, options or other rights to acquire shares of any class of stock of Borrower or any of its Subsidiaries now or hereafter outstanding.

     "SEC" means the Securities and Exchange Commission or any successor agency.

     "Securities" means any stock, shares, voting trust certificates, bonds, debentures, notes, or other evidences of indebtedness, secured or unsecured, convertible, subordinated or otherwise, or in general any instruments commonly known as "securities" or any certificates of interest, shares or participation in temporary or interim certificates for the purchase or acquisition of, or any right to subscribe to, purchase or acquire, any of the foregoing.

     "Security Documents" shall mean, collectively, this Agreement, the Pledge Agreement, the Assignment of Copyrights, the Guaranty Agreements and each other agreement, assignment or instrument creating or purporting to create a lien in favor of Lender.

     "Senior Debt" means, with respect to the Borrower or any of its Subsidiaries, all Indebtedness or other Obligations owing in respect of the Bank Facility, including without limitation, all loans, letters of credit and other extensions of credit thereunder, and all expenses, fees, reimbursements, indemnities and other amounts owing pursuant thereto.

     "Senior Lender" means The Huntington National Bank, a national banking association.

     "Subordination Agreement" has the meaning defined in Section 3.3.

     "Subsidiary" means, as to any Person, a corporation, partnership or other entity of which shares of stock or other ownership interests having ordinary voting power (other than stock or such other ownership interests having such power only by reason of the happening of a contingency) to elect a majority of the board of directors or other managers of such corporation, partnership or other entity are at the time owned, or the management of which is otherwise controlled, directly or indirectly through one or more intermediaries, or both, by such Person. Unless otherwise qualified, all references to a "Subsidiary" or to "Subsidiaries" in this Agreement shall refer to a Subsidiary or Subsidiaries of Borrower (including Borrower).
     "Termination Date" means the earlier of (i) the sixth (6th) anniversary of the Closing Date; (ii) the date upon which the entire principal of the Note shall become due pursuant to the provisions hereof (whether as a result of acceleration by Lender or otherwise); or (iii) the date on which the Term Loan shall be paid in full.

     "Termination  Event"  means  (i)  a "Reportable  Event"  described  in
Section 4043 of ERISA and the regulations issued thereunder, but not including any such event for which the thirty (30) day notice requirement has been waived by applicable PBGC regulation; or (ii) the withdrawal of Borrower or an ERISA Affiliate of Borrower from a Guaranteed Pension Plan during a plan year in which it was a "substantial employer" as defined in
Section 4001(a)(2) of ERISA; or (iii) the filing of a notice of intent to terminate a Guaranteed Pension Plan or the treatment of a Guaranteed Pension Plan amendment as a termination under Section 4041 of ERISA; or
(iv) the institution of proceedings to terminate a Guaranteed Pension Plan by the Pension Benefit Guaranty Corporation; or (v) the withdrawal or partial withdrawal of Borrower or an ERISA Affiliate of Borrower from a Multiemployer Plan; or (vi) any other event or condition which might reasonably be expected to constitute grounds under ERISA for the termination of, or the appointment of a trustee to administer, any Guaranteed Pension Plan.

     "Term Loan" means the loan made pursuant to Section 2.2 hereof.

     "Term Loan Note" means the promissory note of Borrower in the face amount of the Term Loan, in substantially in the form of Exhibit D annexed hereto.

     "Trademarks" shall mean all of the following in which Borrower now holds or hereafter acquires any interest: (i) all trademarks, trade names, corporate names, business names, trade styles, service marks, logos, other source or business identifiers, prints and labels on which any of the foregoing have appeared or appear, designs and general intangibles of like nature, all registrations and recordings thereof, and all applications in connection therewith, including registrations, recordings and applications in the United States Patent and Trademark Office or in any similar office or agency of the United States, any state or territory thereof or any other country, and (ii) all reissues, extensions or renewals thereof.

     "UCC" means the Uniform Commercial Code as the same may, from time to time, be in effect in the State of Ohio; provided, however, that in the event that, by reason of mandatory provisions of law, any or all of the attachment, perfection, or priority of Lender's security interest in any of the Collateral is governed by the Uniform Commercial Code as in effect in a jurisdiction other than the State of Ohio, the term "UCC" shall mean the Uniform Commercial Code as in effect in such other jurisdiction for purposes of the provisions hereof relating to such attachment, perfection, or priority and for purposes of definitions related to such provisions.

     "UCC Financing Statements" mean the UCC financing statements naming the Borrower, as debtor, and Lender as creditor, which UCC financing statements describe all or some portion of the Collateral and which together perfect Lender's security interest in the Collateral.
     "Warrant" has the meaning set forth in Section 4.1(t).

     "Warrant Agreement" has the meaning set forth in Section 4.1(t).

     "Working Capital" means the difference between (i) Current Assets, excluding cash, Cash Equivalents, prepaid taxes and any amounts due from Affiliates, and (ii) Current Liabilities, excluding the current portion of any long term Indebtedness for Borrowed Money, accrued taxes and any amounts due to Affiliates.


                           ARTICLE 2

                            THE LOAN

     Section 2.1 Commitments. Lender agrees, upon the terms and subject to the conditions contained in this Agreement, to make the Term Loan on the Closing Date in a principal amount equal to such Loan.

     Section 2.2 Term Loan. Subject to the terms and conditions of this Agreement and in reliance upon the representation and warranties of Borrower herein set forth, Lender agrees to lend to Borrower on the Closing Date the Term Loan. The amount of the Term Loan shall be Three Million Dollars ($3,000,000.00). The Term Loan shall be funded in one drawing on the Closing Date. Amounts borrowed under this Term Loan and repaid or prepaid may not be reborrowed.

     Section 2.3 The Note. The absolute and unconditional obligation of Borrower to repay to Lender the principal of the Loan and the interest thereon shall be evidenced by a Term Loan Note.

     Section 2.4    Interest Payable on the Loan.

          (a) Monthly Installments. Borrower shall pay to Lender monthly in arrears on the first Business Day of each month beginning with the month following the month in which the Closing Date falls, interest on the outstanding principal amount of the Loan at the annual rate equal to the Interest Rate applicable to the Loan.

          (b) Interest on Overdue Payments; Default Interest Rate. If any amount of principal or interest or any other Obligation is not paid when due, or upon the occurrence and during the continuance of any Event of Default or if Lender exercises its rights hereunder to accelerate the Note pursuant to Section 9.2(b), the outstanding principal and all accrued and unpaid interest as well as any other Obligations due Lender hereunder or under any Loan Document, shall bear interest at the Default Interest Rate from the date on which such amount shall have first become due and payable to Lender to the date on which such Event of Default shall have occurred, to the date on which such amount shall be paid to Lender (whether before or after judgment), or such Event of Default shall have been waived or cured. Interest will continue to accrue until the Obligations in respect of the payment are discharged (whether before or after judgment).

     Section 2.5    Repayments and Prepayments of Principal.

          (a) Payments on the Term Loan. Borrower shall pay to Lender, and Borrower hereby authorizes Lender to charge the account of Borrower maintained with Lender, beginning on January 1, 2001, and on each the first Business Day of each month thereafter, monthly installments of principal, each in the amount of Eighty-Three Thousand Three Hundred Thirty-Three and 34/100 Dollars ($83,333.34), plus accrued interest thereon at the Interest Rate applicable to the Term Loan; provided that in any event the last installment of principal on the Term Loan shall be due and payable on the Termination Date (if not earlier prepaid) and shall be in an amount sufficient to pay in full the entire unpaid principal amount of the Term Loan.

          (b) Prepayments from Extraordinary Dispositions. Except for Net Proceeds arising from the sale of the Junior Library Guild as provided in
Section 8.4(a) below, immediately upon receipt by Borrower of Net Proceeds, Borrower shall prepay the Loan in an amount equal to the total Net Proceeds then subject to this Section 2.5(b) in accordance with Section 2.5(e). Notwithstanding the foregoing, in the event that Borrower (1) has an accrued tax liability with respect to an Extraordinary Disposition, or (2) reasonably expects the proceeds of such Extraordinary Disposition to be
(i) reinvested within six (6) months of the receipt thereof in productive assets of a kind then used or useable in the business of Borrower and its Subsidiaries, or (ii) in the case of insurance and condemnation proceeds, utilized within six (6) months of the receipt thereof (or such longer period as the Lender may agree to, such agreement not to be unreasonably withheld if the Borrower has timely begun and is diligently pursuing the rebuilding or repair in question but reasonably expects that such rebuilding or repair will not be completed within such six (6) month period) to repair the loss or damage to or otherwise rebuild the assets in respect of which the proceeds were paid, then Borrower shall deliver such proceeds or portion thereof to Lender to be held by Lender in a cash collateral account bearing interest payable to Borrower at a rate per annum (meaning three hundred sixty (360) days) equal to the Interest Rate for that portion of such proceeds not in excess of the balance outstanding on the Term Loan. Upon Borrower's request, Lender shall release such proceeds to Borrower for payment of the accrued tax liability or for reinvestment, repair or rebuilding. In the event Borrower (1) is not required to pay all or any portion of the accrued tax liability, or (2) fails to reinvest such proceeds or utilize them for repair or rebuilding within six (6) months of the receipt thereof (or such longer period that may be agreed to pursuant to this Section 2.5(b), Borrower authorizes and directs Lender and Lender to apply such amount as a prepayment of the Loan to be applied in accordance with Section 2.5(e).

          (c) Prepayment from Key Man Insurance. In the event that Borrower receives proceeds from payment of the key man life insurance maintained pursuant to Section 6.3, Borrower shall prepay the Loan in an amount equal to the lesser of such insurance proceeds or the amount of the Obligations then outstanding. Prepayments made under this Section 2.5(c) shall be applied to the Loan in accordance with Section 2.5(e).
          (d) Maturity. The Term Loan Note shall, if not sooner paid, be in any event absolutely and unconditionally due and payable in full by Borrower on the sixth (6th) anniversary of the Closing Date, the date of the final maturity of the Note.

          (e) Application of Proceeds. With respect to mandatory prepayments described in Sections 2.5(b) and 2.5(c) above, such prepayments shall be applied in the inverse order of maturity to the payment of the remaining installments on the Term Loan, except that with respect to the payments under Section 2.5(b), such prepayments shall first be paid to Senior Lender to permanently reduce the obligations of Borrower or its Subsidiaries on the Senior Debt; then the balance of such prepayment, if any, shall be applied to the Term Loan.

     Section 2.6    Payments and Computations.

          (a) Time and Place of Payments. Notwithstanding anything in this Agreement or any of the other Loan Documents to the contrary, each payment payable by Borrower to the Lender under this Agreement or any of the other Loan Documents shall be made directly to the Lender, at Lender's Head Office, not later than 12:00 noon Eastern Standard or Eastern Daylight Time, as applicable in Cincinnati, Ohio, on the due date of each such payment in immediately available and freely transferrable funds.

          (b) Application of Funds. Notwithstanding anything herein to the contrary, the funds received by Lender with respect to the Obligations shall be applied as follows:

               (i) No Default. If the Note has not been accelerated pursuant to Section 9.2(b) and if no Default or Event of Default hereunder or under the Note or any of the other Loan Documents shall have occurred and be continuing at the time Lender receives such funds, in the following manner: (a) first, to the payment of all fees, charges, and other sums (with exception of principal and interest) due and payable to Lender under the Note, this Agreement or the other Loan Documents at such time; (b) second, to the payment of all of the interest which shall be due and payable on the principal of the Note at the time of such payment; (c) third, to the payment of such amount of principal of the Term Loan Note that is then due; and
     (d) fourth, to Borrower.

               (ii) Default.  If the Note has been accelerated pursuant  to
     Section 9.2(b), or if a Default or Event of Default hereunder shall have occurred and be continuing hereunder or under the Note or any of the other Loan Documents at the time Lender receives such funds, in the following manner: (a) first, to the payment or reimbursement of Lender for all costs, expenses, disbursements and losses which shall have been incurred or sustained by Lender in or incidental to the collection  of  the  Obligations owed by  Borrower  hereunder  or  the exercise, protection, or enforcement by Lender of all or any of the rights, remedies, powers and privileges of Lender under this Agreement, the Note, or any of the other Loan Documents and in and towards the provision of adequate indemnity to the Lender against all taxes or Liens which by law shall have, or may have priority over the rights of the Lender in and to such funds; and (b) second, to the payment of all of the Obligations in accordance with Section 2.6(b)(i) above.

          (c) Payments on Business Days. If any sum would (but for the provisions of this Section 2.6(c)) become due and payable to Lender by Borrower under any of the Loan Documents on any day which is not a Business Day, then such sum shall become due and payable on the Business Day next succeeding the day on which such sum would otherwise have become due and payable hereunder or thereunder, and interest payable to Lender or any Lender under this Agreement or any of the other Loan Documents shall continue to accrue and shall be adjusted by the Lender accordingly.

          (d) Computation of Interest. All computations of interest payable under this Agreement, the Note, or any of the other Loan Documents shall be computed by Lender on the basis of the actual principal amount outstanding on each day during the payment period and shall be calculated on the basis of the actual number of days elapsed during such period for which interest is being charged, predicated on a year consisting of three hundred and sixty (360) days. The daily interest charge shall be one three-
hundred-sixtieth   (1/360th)   of  the  annual   interest   amount.    Each
determination of any interest rate by Lender pursuant to this Agreement, the Note, or any of the other Loan Documents shall be conclusive and
binding  on  Borrower  in the absence of manifest error.   Absent  manifest
error, a certificate or statement signed by an authorized officer of Lender shall be conclusive evidence of the amount of the Obligations due and unpaid as of the date of such certificate or statement.

     Section 2.7 Payments to be Free of Deductions. Each payment payable by Borrower to Lender under this Agreement, the Note, or any of the other Loan Documents shall be made in accordance with Section 2.6 hereof, without set-off or counterclaim and free and clear of and without any deduction of any kind for any taxes, levies, imposts, duties, charges, fees, deductions, withholdings, compulsory loans, restrictions or conditions of any nature now or hereafter imposed or levied by any political subdivision or any taxing or other authority therein, unless Borrower is compelled by law to make any such deduction or withholding or such set-off or counterclaim in favor of Borrower results from the gross negligence or willful misconduct of Lender. In the event that any such obligation to deduct or withhold is imposed upon Borrower with respect to any such payment payable by Borrower to Lender, (a) Borrower shall be permitted to make the deduction or withholding required by law in respect of the said payment, and (b) there shall become and be absolutely due and payable by Borrower to Lender on the date on which the said payment shall become due and payable and Borrower hereby promises to pay to Lender on such date, such additional amount as shall be necessary to enable Lender to receive the same net amount which Lender would have received on such due date had no such obligation been imposed by law. Anything in this Section
2.7  to  the  contrary notwithstanding, the foregoing  provisions  of  this
Section 2.7 shall not apply in the case of any deductions or withholdings made in respect of taxes charged upon or by reference to the overall net income, profits or gains of Lender. Borrower shall have no obligation to make any payment pursuant to this Section 2.7 with respect to any Lender who is not a party hereto on the Closing Date unless (i) no such payments would be payable to any such Lender on the date it becomes a party hereto and no such payments could be reasonably expected to be payable to such Lender, and (ii) if such Lender is organized under the laws of a foreign jurisdiction, such jurisdiction is exempt from United States withholding tax and such Lender has provided Borrower with an Internal Revenue Form 4224 or Form 1001 or other certificate of document required under United States law to establish entitlement to such exemption.

     Section 2.8    Use of Proceeds.

          (a) Permitted Uses of Loan Proceeds. Borrower represents, warrants and covenants to Lender that all proceeds of the Loan shall be used by Borrower solely for the purpose of providing funds for expansion of Borrower's business, including inventory purchases and acquisition financing.

          (b) Prohibited Uses. Borrower represents, warrants and covenants to Lender that no part of the proceeds of the Loan will be used (directly or indirectly) so as to result in a violation under Regulations G, T, U or X of the Board of Governors of the Federal Reserve System or for any other purpose violative of any rule or regulation of such Board.

     Section 2.9 Additional Costs. If Lender shall reasonably determine that any future applicable law, rule or regulation, or any change in any present law or in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by Lender with any request or directive regarding capital adequacy (whether or not having the force of law) from any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on Lender's capital, as a consequence of its obligations hereunder, to a level below that which Lender could have achieved but for such adoption, change or compliance by any amount deemed by Lender to be material and is not otherwise reflected in the interest and other charges payable by Borrower hereunder, then Borrower shall pay to Lender upon demand such amount or amounts, in addition to the amounts payable under the other provisions of this Agreement, or the Note, as will compensate Lender for such reduction. Determinations by Lender of the additional amount or amounts required to compensate Lender in respect of the foregoing shall be conclusive in the absence of manifest error. In determining such amount or amounts, Lender may use any reasonable averaging and attribution methods.

     Section 2.10 Lender Statements. A statement signed by an officer of Lender setting forth any additional amount required to be paid by Borrower to Lender under Sections 2.7 and 2.9 hereof, and the computations made by Lender to determine such additional amount or amounts, shall be submitted by Lender to Borrower in connection with each demand made at any time by Lender under either of such Sections. A claim by Lender for all or any part of any additional amounts required to be paid by Borrower under Sections 2.7 and 2.9 hereof may be made before or after any payment to which such claim relates. Each such statement shall, in the absence of manifest error, constitute conclusive evidence of the additional amount required to be paid to Lender, provided it sets out in reasonable detail the reasons for such notice and the averaging and attribution methods used by Lender to determine the amounts set forth in such notice.


                           ARTICLE 3

                       SECURITY AGREEMENT

     Section 3.1 Security Interest. To secure the prompt repayment of the Note and the Obligations, Borrower hereby grants and hereby pledges and collaterally assigns to Lender a first lien and security interest in and to all of Borrower's personal property and fixtures (subject only to the Obligations of Borrower under the Senior Debt and Permitted Liens), wherever located, whether now or hereafter owned, existing or acquired or hereafter arising, including, without limitation, the Collateral. To further secure the Obligations, Borrower has executed and delivered to Lender such certificates and the like as necessary from time to time to secure the Obligations hereunder; and shall deliver to Lender to the extent required herein or upon Lender's request in accordance with the terms of this Agreement, all instruments, documents and chattel paper in which Borrower from time to time has an interest and such other documents as Lender may request to perfect a security interest in the Collateral.

     Section 3.2 Financing Statements; Additional Documents. Borrower shall take all necessary action or as requested by Lender to continue as perfected the first lien and security interest (subject only to the Obligations and Liens of Borrower under the Senior Debt and Permitted Liens) in the Collateral of Lender, except for such Collateral in which a first lien can be perfected only by possession. Such filings shall be in form and substance required by Lender, and Borrower shall pay all costs of recording and filing the financing statements (and any continuation or termination statements with respect thereto) and any other documents, titles, statements, assignments or the like reasonably required to create, maintain, preserve or perfect the liens or security interests granted under the Loan Documents, together with costs and expenses of any lien or UCC searches required by Lender in connection with the making of the Loan. At Lender's request, Borrower shall execute and deliver to Lender at any time and from time to time hereafter, all supplemental documentation that Lender may reasonably request to perfect, maintain, preserve or continue the security interest and liens granted Lender hereby and under any of the other Loan Documents, in form and substance acceptable to Lender, and pay the costs of preparing and recording or filing of the same. Borrower agrees that a carbon, photographic, or other reproduction of this Agreement or of a financing statement is sufficient as a financing statement. Except as otherwise provided in this Agreement, Borrower, immediately on acquiring Inventory or Accounts or Proceeds thereof for which separate perfection is necessary or reasonably considered desirable by Lender, shall deliver to Lender any and all evidence of ownership of any such property and shall take all such action as may be reasonably necessary to perfect Lender's security interest in such property. Lender (by any of its officers, employees or agents) shall have the right, at any time or times during Borrower's usual business hours, to inspect the Collateral, all records related thereto (and to make extracts from such records) and the Premises upon which any of the Collateral is located, to discuss Borrower's affairs and finances with any accountant, Account Debtor or creditor of Borrower and to verify the amount, quality, quantity, value and condition of, or any other matter relating to, the Collateral. Borrower shall perform all reasonable acts and execute or cause to be executed all documents, including, without limitation, the Assignment of Copyrights for filing with the United States Patent and Trademark Office, state offices and corresponding foreign registries as Lender reasonably deems necessary or desirable, to establish, perfect, record and maintain the security interest in the Intellectual Property and the goodwill symbolized thereby (whether now existing or hereafter acquired).

     Section 3.3 Accounts; Chattel Paper; Lease Agreements. Subject to the terms of a Subordination and Intercreditor Agreement among Lender, Borrower, Borrower's Subsidiaries and The Huntington National Bank ("Subordination Agreement"), which Subordination Agreement may be modified at the option of the parties thereto, after the occurrence of an Event of Default and during the continuance thereof, Lender shall have the right at any time to notify any Person obligated to make payments to Borrower with respect to Accounts, Chattel Paper and lease agreements to make such payments directly to Lender or directly into the deposit accounts.

     Section 3.4 Pledge of Stock. As additional collateral for the Loan to be made hereunder, Borrower shall execute and deliver a Pledge Agreement with respect to all Capital Stock of any Subsidiary of Borrower, which pledge shall constitute a first lien and security interest in such Capital Stock (subject only to the Obligations and Liens of Borrower under the Senior Debt and Permitted Liens). Borrower represents to Lender that Borrower has delivered to Senior Lender the stock certificates evidencing the pledged Capital Stock. Borrower agrees to have the Letter of Understanding attached hereto Exhibit E executed by Senior Lender and Borrower and to deliver said Letter of Understanding to Lender at Closing.

     Section 3.5 Release of Collateral. Upon Borrower's full performance of the Obligations, Lender shall release its interest in all Collateral. Upon any sale of Collateral permitted pursuant to Section 8.4, Lender shall release its interest in the portion of the Collateral being sold, without prejudice to the continuation of its lien on any other Collateral.


                           ARTICLE 4

             CONDITIONS PRECEDENT TO DISBURSEMENTS

     Section 4.1 Conditions Precedent to Initial Closing. On or prior to the Closing Date, each of the following conditions precedent shall have been satisfied:

          (a)   Certified Copies of Charter Documents and By-Laws.   Lender
shall have received from Borrower the charter or other organization documents of Borrower certified by the applicable Secretary of State.

          (b) Proof of Corporate Authority. Lender shall have received from Borrower copies, certified by the Secretary or an Assistant Secretary of Borrower to be true and complete on and as of the Closing Date, of records of all action taken by Borrower to authorize (i) the execution and delivery of this Agreement and the other Loan Documents and to which it is or is to become a party as contemplated or required by this Agreement;
(ii) its performance of all of its obligations under each of such documents; and (iii) the making by Borrower of the borrowings contemplated hereby. Lender shall have received from the Delaware Secretary of State a Certificate of Good Standing of recent date certifying the existence and good standing of Borrower under the laws of the State of Delaware and its good standing in each state where Borrower is required to qualify to conduct business.

          (c) Authority to execute Pledge Agreements. Each Person executing a Pledge Agreement which is not an individual shall deliver to Lender such evidence as Lender shall reasonably deem necessary to evidence the authority of such Person to execute and deliver each such Pledge Agreement and to perform its respective obligations thereunder.

          (d) Incumbency Certificate. Lender shall have received from Borrower an incumbency certificate, dated as of the Closing Date, signed by the Secretary or an Assistant Secretary of Borrower and giving the name and bearing a specimen signature of each individual who shall be authorized (i) to sign, in the name and on behalf of Borrower, each of the Loan Documents to which Borrower is or is to become a party on the Closing Date; and (ii) to give notices and to take other action on behalf of Borrower under the Loan Documents.

          (e) Officers' Certificates. Lender shall have received from Borrower a certificate dated as of the Closing Date, signed by a duly authorized officer and certifying that each of the representations and warranties made by and on behalf of Borrower to Lender in this Agreement and in the other Loan Documents was true and correct when made, and is true and correct on and as of the Closing Date.

          (f) Loan Documents. (i) Each of the Loan Documents shall have been duly and properly authorized, executed and delivered by Borrower and shall be in full force and effect on and as of the Closing Date; (ii) an executed original of the Note shall have been delivered to Lender; and
(iii) executed originals or (as the case may be) executed counterparts of each of the other Loan Documents shall have been delivered to Lender.

          (g) Insurance. Lender shall have received copies of certificates of insurance executed by each insurer or its authorized agent evidencing the insurance required to be maintained by Borrower pursuant to Section 6.2(b).

          (h) Legality of Transactions. No change in applicable law shall have occurred as a consequence of which it shall have become and continue to be unlawful (i) for Lender to perform any of its agreements or obligations under any of the Loan Documents to which it is a party on the Closing Date; or (ii) for Borrower to perform any of its agreements or obligations under any of the Loan Documents to which it is a party on the Closing Date.

          (i) Performance. Borrower shall have duly and properly performed, complied with and observed each of its covenants, agreements and obligations contained in each of the Loan Documents to which Borrower is a party or by which Borrower is bound on the Closing Date. No event shall have occurred on or prior to the Closing Date, and no condition shall exist on the Closing Date, which constitutes a Default or an Event of Default.

          (j) Proceedings and Documents. All corporate, governmental and other proceedings in connection with the transactions contemplated by this Agreement, each of the other Loan Documents and all instruments and documents incidental thereto shall be in form and substance satisfactory to Lender, and Lender shall have received all such counterpart originals or certified or other copies of all such instruments and documents as Lender shall have requested.

          (k) Compliance with Laws. The borrowings made under this Agreement are and shall be in compliance with the requirements of all
applicable   laws,   regulations,  rules  and  orders,  including   without
limitation, the Environmental Laws and the requirements imposed by the Board of Governors of the Federal Reserve System under Regulations U, G and X, and by the SEC.

          (l) Legal Opinion. Lender shall have received a written legal opinion, addressed to Lender and dated as of the Closing Date, from legal counsel for Borrower, which shall be substantially in the form of attached Exhibit F and which legal opinion shall otherwise be acceptable to Lender.

          (m) Legal Fees. Borrower shall have reimbursed Lender for all fees and disbursements of legal counsel to Lender which shall have been incurred by Lender through the Closing Date in connection with the preparation, negotiation, review, execution and delivery of the Loan Documents and the handling of any other matters incidental thereto.

          (n) Payment of Closing Fee. Borrower shall have paid to Lender the closing fee separately agreed to between Lender and Borrower.

          (o) Post-Closing Availability. After giving effect to the consummation of the transactions contemplated hereby, Borrower shall deliver to Lender a Certificate, in the form of Exhibit G attached hereto, as of the Closing Date demonstrating Working Capital cash availability of at least Three Hundred Thousand Dollars ($300,000.00).

          (p) Key Man Life Insurance. Borrower shall have secured a letter from Borrower's insurance agent acknowledging (i) that Borrower has applied for the key man life insurance policy required by Section 6.3 hereof, and (ii) that such policy will be issued, subject only to normal underwriting guidelines.

          (q) Lien Searches. Lender shall have received the results of a recent search by a Person satisfactory to Lender, of the UCC, judgment and tax lien filings which may have been filed with respect to personal property of Borrower or any of its Subsidiaries in the jurisdictions listed on Schedule 5.21, and the results of such search shall be satisfactory to Lender.

          (r) Changes; None Adverse. From the date of the Current Financial Statements referred to in Section 5.5 of this Agreement to the Closing Date, no changes shall have occurred in the assets, liabilities, financial condition, business, operations or prospects of Borrower which, individually or in the aggregate, are materially adverse to Borrower.

          (s) Financial Statements. Lender shall have received the Current Financial Statements referred to in Section 5.5, certified by an officer of Borrower, and Lender shall have been satisfied that such Current Financial Statements accurately reflect the financial status and condition of Borrower.

          (t) Warrant. Borrower shall have issued to Lender a warrant ("Warrant"), in the form of Exhibit H attached hereto, to purchase five percent (5%) (less twenty-five thousand (25,000) shares) of the fully-diluted Equity Interests of Borrower in form and substance satisfactory to Lender. The Warrant shall be issued pursuant to a warrant agreement ("Warrant Agreement") in the form of Exhibit I attached hereto. In the event (i) Borrower's EBITDA (calculated in accordance with Section 1.2 hereof, except excluding from such calculation expenses specifically related to the raising of additional equity) for the calendar year ended December 31, 1998 is less than Two Million Six Hundred Fifty Thousand Dollars ($2,650,000.00), and (ii) the Term Loan has not been completely repaid prior to December 31, 1998, then Borrower shall issue to Lender a warrant, in the form of Exhibit H attached hereto, to purchase one and 67/100 percent (1.67%) of the then fully-diluted Equity Interests of Borrower on the same terms and conditions as the Warrant described in the preceding sentence.

          (u) Guaranty. Lender shall have received an executed Guaranty Agreement, in the form of that attached hereto as Exhibit J, from each of Borrower's Subsidiary corporations, to wit: Pages Book Fairs, Inc., a Florida corporation, and Pages Library Services, Inc., a Florida corporation.


                           ARTICLE 5

             GENERAL REPRESENTATIONS AND WARRANTIES

     Borrower represents and warrants to Lender as follows:

     Section 5.1    Existence.

          (a) Borrower (i) is duly organized, validly existing and in good standing under the laws of the State of Delaware; and (ii) has full corporate power and authority and full legal right to own or to hold under lease its Property and to carry on its business. Borrower is qualified and licensed in each jurisdiction wherein the character of the Property owned or held under lease by it, or the nature of its business makes such qualification necessary or advisable. Borrower is currently qualified in good standing as a foreign corporation in each jurisdiction set forth on
Schedule 5.1(a).

          (b) As of the Closing Date, there are six million five hundred sixty-four thousand nine (6,564,009) issued and outstanding shares of Borrower's common stock (exclusive of two hundred ninety-eight thousand seven hundred thirteen (298,713) shares held as treasury shares by Borrower), all of which have been duly authorized and validly issued, fully paid and nonassessable. Except as listed on Schedule 5.1(b) and as contemplated by this Agreement, there are no outstanding options, rights or warrants issued by Borrower for the acquisition of shares of the Capital Stock of Borrower, nor any outstanding securities or obligations convertible into such shares, nor any agreements by Borrower to issue or sell such shares. Except as listed on Schedule 5.1(b) and as contemplated by this Agreement, there are no options, sale agreements, pledges (other than the Pledge Agreement in favor of the Lender), proxies, voting trusts, powers of attorney or any other agreements or instruments binding upon any of Borrower's shareholders with respect to beneficial or record ownership of or voting rights with respect to shares of the Capital Stock of Borrower.

          (c) Borrower has no Subsidiaries except as set forth on Schedule 5.1(c). All the Capital Stock of each Subsidiary are free and clear of all Liens other than those in favor of Senior Lender and Lender. Each Subsidiary (i) is duly organized, validly existing and in good standing under the laws of the state of its incorporation, and (ii) has full corporate power and authority and full legal right to own or to hold under lease its Property and to carry on its business. Each Subsidiary is qualified and licensed in each jurisdiction wherein the character of the Property owned or held under lease by it, or the nature of its business makes such qualification necessary or advisable. Each Subsidiary is currently qualified in good standing as a foreign corporation in each jurisdiction set forth on Schedule 5.1(c).

          (d) Except for stock of Subsidiaries or as listed on Schedule 5.1(d), Borrower does not own or hold of record (whether directly or indirectly) any shares of any class in the capital of any corporation, nor does Borrower own or hold (whether directly or indirectly) any legal and/or beneficial equity interest in any partnership, business trust or joint venture or in any other unincorporated trade or business enterprise.

     Section 5.2    Authority.

          (a) Borrower has adequate power and authority and has full legal right to enter into this Agreement and each of the other Loan Documents, and to perform, observe and comply with all of its agreements and obligations under each of such documents, including, without limitation the borrowings contemplated hereby.

          (b) The execution and delivery by Borrower of each of the Loan Documents, the performance by Borrower of all of its agreements and obligations under such documents, and the making by Borrower of the borrowings contemplated by this Agreement, have been duly authorized by all necessary corporate action on the part of Borrower and do not and will not
(i) contravene any provision of its charter documents or by-laws (each as in effect from time to time); (ii) conflict with, or result in a breach of the terms, conditions or provisions of, or constitute a default under, or result in the creation of any Lien upon any of the Property of Borrower under any agreement, trust deed, indenture, Mortgage or other material instrument to which Borrower is a party or by which Borrower or any other Property of Borrower is bound or affected; (iii) violate or contravene any provision of any law, rule or regulation (including, without limitation, Regulations G, T, U or X of the Board of Governors of the Federal Reserve
System) or any order, ruling or interpretation thereunder or any decree, order or judgment of any court or governmental or regulatory authority, bureau, agency or official (all as from time to time in effect and applicable to Borrower); or (iv) require any waivers, consents or approvals by any of the creditors or trustees for creditors of Borrower or any other Person, other than the consent of Senior Lender to the consummation of this Agreement, which consent is evidenced as part of the Subordination Agreement.

          (c) Other than filings required to perfect the security interests granted hereunder, no approval, consent, order, authorization or license by, or giving notice to, or taking any other action with respect to, any governmental or regulatory authority or agency is required, under any provision of any applicable law:

               (i) for the execution and delivery by Borrower of this Agreement, the Note, and the other Loan Documents, for the performance by Borrower of any of the agreements and obligations thereunder or for the making by Borrower of the borrowing contemplated by this Agreement or for the conduct by Borrower of its business; or

               (ii) to ensure the continuing legality, validity, binding effect, enforceability or admissibility in evidence of this Agreement, the Note and the other Loan Documents.

     Section 5.3 Binding Effect of Documents. Each of the Loan Documents which Borrower has or is to have executed and delivered as contemplated and required to be executed and delivered as of the Closing Date by this Agreement has been so executed and delivered by Borrower, and the Loan Document is or will be in full force and effect. The agreements and obligations of Borrower contained in the Loan Document constitute or shall constitute legal, valid and binding obligations of Borrower, enforceable against Borrower in accordance with its respective terms.

     Section 5.4    No Events of Default.

          (a) No event has occurred and is continuing, and no condition exists, which constitutes a Default or an Event of Default.

          (b) No Default by Borrower and no accrued right of rescission, cancellation or termination on the part of Borrower, exists under this Agreement or any of the other Loan Documents.

     Section 5.5 Financial Statements. The balance sheets and other financial statements of Borrower dated September 30, 1997, previously delivered to Lender ("Current Financial Statements") have been prepared in accordance with GAAP except as otherwise indicated in the Note to such financial statements and subject in the case of unaudited statements to changes resulting from year-end adjustments. The balance sheets contained in the Current Financial Statements present fairly the financial condition of Borrower as of the dates thereof in accordance with GAAP. The statements of income contained in the Current Financial Statements present fairly the results of operations of Borrower for the fiscal periods then ended in accordance with GAAP. There are no material liabilities or obligations, secured or unsecured (whether accrued, absolute or actual, contingent or otherwise), which were not reflected in the audited balance sheets of Borrower or that as at such date or in the footnotes thereto, and which should, in accordance with GAAP, have been reflected in such balance sheets.

     Section 5.6 Changes; None Adverse. No changes have occurred in the assets, liabilities or financial condition of Borrower from those reflected in the most recent balance sheet referred to in Section 5.5 hereof (the "Current Balance Sheet") which, individually or in the aggregate, have been adverse. Since the date of the Current Balance Sheet, there has been no adverse development in the business or in the operations or prospects of Borrower.

     Section 5.7 Title to Assets; Material Leases. Subject to the Lien of Senior Lender and the Permitted Liens, Borrower and its Subsidiaries have good, sufficient and legal title to, or leasehold interest in, all the Property and assets reflected in the Current Balance Sheet. Borrower enjoys peaceful and undisturbed possession of all Property subject to Material Leases and all such Material Leases are valid and in full force and effect. All Material Leases in effect on the Closing Date are set forth in Schedule 5.7.

     Section 5.8    Intellectual Property.

          (a) Schedule 5.8(a) hereto sets forth a complete and correct list of all Patents and Copyrights owned by Borrower on the date hereof which are material to Borrower's business or financial condition. Borrower owns and possesses the right to use, and has done nothing to authorize or enable any other Person to use, any Patent or Trademark listed in said
Schedule 5.8(a) and all registrations listed in said Schedule 5.8(a) are valid and in full force and effect. Borrower owns and possesses the right to use all Patents and Copyrights.
          (b) Schedule 5.8(b) hereto sets forth a complete and correct list of all licenses and other user agreements included in the Intellectual Property on the date hereof.

          (c) (i) There is no violation by others of any right of Borrower with respect to any Patent or Trademark listed in Schedule 5.8(a) hereto;
(ii) Borrower is not infringing in any respect upon any Patent or Trademark of any other Person; (iii) no proceedings have been instituted or are pending against Borrower or, to Borrower's knowledge, threatened, and no claim against Borrower has been received by Borrower, alleging any such violation.

     Section 5.9 Indebtedness for Borrowed Money. Except as disclosed on Schedule 5.9 (which includes Senior Debt) and except for Permitted Liens and Liens created as a consequence of the execution of this Agreement, no Indebtedness of Borrower or its Subsidiaries is secured by or otherwise benefits from any Lien on or with respect to the whole or any part of Borrower's or its Subsidiaries' properties or assets, present or future. There exists no default or event or condition which, with the giving of notice or passage of time, or both, would constitute a default under the provisions of any instrument evidencing such Indebtedness or of any agreement relating thereto which would interfere with the priority of Lender's lien on the Collateral.

     Section 5.10 Litigation. Except as listed on Schedule 5.10 hereto, there is no pending or, to the knowledge of Borrower, threatened action, suit, proceeding or investigation before any court, governmental or regulatory authority, agency, commission or official, board of arbitration or arbitrator against Borrower or its Subsidiaries or in which Borrower or its Subsidiaries is a participant ("Litigation"). There are no proceedings pending or, to the knowledge of Borrower, threatened against Borrower or its Subsidiaries which call into question the validity or enforceability of any of the Loan Documents.

     Section 5.11 No Materially Adverse Contracts. Borrower is not a party to or bound by any forward purchase contract, futures contract, covenant not to compete, unconditional purchase, take or pay or other contracts, agreements or instruments (whether written or oral) which restricts its ability to conduct its business or, either individually or in the aggregate has or could reasonably be expected to have a Material Adverse Effect.

     Section 5.12   Taxes and Tax Returns.

          (a) Each of Borrower and its Subsidiaries has timely filed (inclusive of any permitted extensions) or had filed on its behalf with the appropriate taxing authorities all material returns (including without limitation, material information returns and other material information) in respect of taxes required to be filed through the date hereof. The information filed was complete and accurate in all material respects at the time of filing. Neither Borrower nor any group of which Borrower is or was the common parent has requested any extension of time within which to file returns (including without limitation information returns) in respect of any taxes other than routine extensions of time for filing returns which have not involved the payment of material taxes (other than taxes immaterial in amount) beyond the due date thereof.
          (b) All taxes and assessments in respect of periods beginning prior to the date hereof have been timely paid, or will be timely paid, or an adequate reserve has been established therefor, as reflected in the most recent financial statements of Borrower. Neither Borrower nor any of its Subsidiaries has any liability for taxes in excess of the amounts so paid or reserves so established.

          (c) Except as provided on Schedule 5.12(c), no deficiencies for taxes have been claimed or, to the knowledge of Borrower, proposed or assessed by any taxing authority or other governmental authority against Borrower nor any of its Subsidiaries and no tax liens have been filed. There are no pending or, to the knowledge of Borrower, threatened audits, investigations or claims for or relating to any liability in respect to taxes, and there are no matters under discussion with any taxing authorities or other governmental authorities with respect to taxes which are likely to result in an additional liability for taxes. No extension of a statute of limitations relating to taxes or assessments is in effect with respect to Borrower.

          (d) Neither Borrower nor any of its Subsidiaries has any obligation under any tax sharing agreement or agreement regarding payments in lieu of taxes.

     Section 5.13   Contracts with Affiliates.

          (a) Except as permitted by Section 8.12 hereof, Borrower is not a party to or otherwise bound by any written agreements, instruments or contracts (whether written or oral) with any Affiliate.

          (b) Except as provided on Schedule 5.13(b), there is no Indebtedness for Borrowed Money owing by Borrower to any Affiliate nor is there Indebtedness for Borrowed Money owing by any Affiliate to Borrower.

     Section 5.14   Employee Benefit Plans.

          (a) Borrower and its ERISA Affiliates are in compliance in all material respects with any applicable provisions of ERISA and the regulations thereunder and of the Internal Revenue Code of 1986, as amended, with respect to all Employee Benefit Plans.

          (b) No Termination Event has occurred or is reasonably expected to occur with respect to any Guaranteed Pension Plan.

          (c) The actuarial present value of all benefit commitments under each Guaranteed Pension Plan does not exceed the assets of that Plan.

          (d) Neither Borrower nor any of its ERISA Affiliates has incurred or reasonably expects to incur any withdrawal liability under ERISA to Multiemployer Plans.

     As used in this Section 5.14, the terms "actuarial present value" and "benefit commitments" shall have the meanings specified in Section 4001 of ERISA.

     Section 5.15 Governmental Regulation. Borrower and its Subsidiaries are not "public utility companies," "holding companies" or "subsidiaries" or "affiliates" of "holding companies," as such terms are defined in the federal Public Utility Holding Company Act of 1935, as amended. Borrower is not an "investment company" or a company "controlled" by an "investment company," as such terms are defined in the Federal Investment Company Act
of  1940,  as  amended.   Borrower is not subject to regulation  under  the
Public Utility Holding Company Act 1935, the Federal Power Act, the Interstate Commerce Act or the Investment Company Act of 1940 or to any federal or state statute or regulation limiting its ability to incur Indebtedness for Borrowed Money.

     Section 5.16 Securities Activities. Borrower and its Subsidiaries are not engaged in the business of extending credit for the purpose of purchasing or carrying any "margin security" or "margin stock" as such terms are used in Regulation G, T, U and X of the Board of Governors of the Federal Reserve System.

     Section 5.17 Disclosure. Neither this Agreement, any other Loan Document, nor any other document, certificate or written statement furnished to Lender by or on behalf of Borrower for use in connection with the transactions contemplated by this Agreement, contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained therein not misleading as of the date of such document, certificate or other statement. The assumptions upon which all projected financial statements which have been delivered to Lender are based as stated therein and provide reasonable estimations of future performance. There is no fact known to Borrower which has or which could reasonably be expected in the future to have a Material Adverse Effect.

     Section 5.18 No Material Default. Borrower and its Subsidiaries are not in default under any material order, writ, judgment, injunction, decree, statute or governmental rule, indenture, agreement, contract, lease or other instrument or contract applicable to them, which default would have a Material Adverse Effect or adversely effect Borrower's performance of any covenants or conditions respecting any of its Indebtedness, and no holder of any Indebtedness of Borrower and its Subsidiaries has given notice of any asserted default thereunder, and no liquidation or dissolution of Borrower and no receivership, insolvency, bankruptcy, reorganization or other similar proceedings relative to Borrower or its Property is pending or, to the knowledge of Borrower, is threatened.

     Section 5.19   Environmental Conditions.

          (a) Borrower and its Affiliates have obtained all necessary permits, licenses, variances, clearances and all other necessary approvals (collectively the "EPA Permits") for use of the Real Estate and the operation and conduct of its business from all applicable federal, state, and local governmental authorities, utility companies or development-related entities including, but not limited to, any and all appropriate federal or state environmental protection agencies and other County or City departments, public water works and public utilities in regard to the use of the Real Estate and the operation and conduct of its business, and the handling, transporting, treating, storage, disposal, discharge, or Release of Hazardous Substances, if any, into, on or from the environment (including, but not limited to, any air, water, or soil).

     Each issued EPA Permit is in full force and effect, has not expired or been suspended, denied or revoked, and is not under challenge by any Person. Borrower is in compliance with each issued EPA Permit.

          (b) Neither Borrower, the Real Estate, nor any other Property owned or leased by Borrower is subject to any material private or governmental litigation, threatened litigation, Lien or judicial or administrative notice, order or action relating to Hazardous Substances or environmental problems, impairments or liabilities with respect to the Real Estate or such other Property.

          (c) There has been no "Release" (as defined in Section 101(22) of CERCLA) into, on or from any Real Estate and no Hazardous Substances (except "Household Waste" as that term is defined at 40 C.F.R. 261.4(b)(1)
(1990)) are located on or have been treated, stored, processed, disposed of, handled, transported to or from, disposed of upon the Real Estate during Borrower's ownership or into, upon or from the environment including, but not limited to, any air, water, or soil. Borrower has not allowed any Hazardous Substance to exist or be treated, stored, disposed, Released, located, discharged, possessed, managed, processed, or otherwise handled on the Real Estate or in the operation or conduct of its respective businesses in violation of Environmental Laws, and complied with all Environmental Laws affecting the Real Estate.

          (d) Borrower and its Affiliates do not transport, in any manner, any Hazardous Substances except in the ordinary course of business in compliance with Environmental laws.

          (e) Borrower has not received written notice of any circumstances which would result in any material obligation under any Environmental Law to investigate or remediate any Hazardous Substances in, on or under the Real Estate.

     Section 5.20 Licenses and Permits. Borrower and its Subsidiaries own or possess all Licenses and Permits and rights with respect thereto, necessary for the conduct of their business as presently conducted and proposed to be conducted, without any known conflict with the rights of others and, in each case, free of any Lien not permitted by Section 8.7 of this Agreement. All of the foregoing Licenses and Permits are in full force and effect, and Borrower is in compliance in all material respects with the foregoing without any known conflict with the valid rights of others. No event has occurred which permits, or after notice or lapse of time or both would permit, the revocation or termination of any such License or Permit, or affect the rights of Borrower thereunder.

     Section 5.21   General Collateral Representation.

          (a) Borrower is the sole owner of and has good and marketable title to the Collateral, free from all Liens, in favor of any Person other than the Senior Lender and the Lender and except Permitted Liens, and has full right and power to grant the Lender a security interest therein. All information furnished to the Lender concerning the Collateral is and will be complete, accurate and correct in all material respects when furnished.

          (b) No security agreement, UCC Financing Statement, equivalent security or Lien instrument or continuation statement covering all or any part of the Collateral is on file or of record in any public office, except such as may have been filed (i) by Borrower in favor of the Senior Lender pursuant to the Senior Debt, (ii) by Borrower in favor of Lender pursuant to this Agreement, or (iii) in respect of the items of Collateral subject to the Permitted Liens.

          (c) The provisions of this Agreement are sufficient to create in favor of the Lender, as of the Closing Date, a valid and continuing lien on, and first security interest in (subject only to the prior lien by Borrower in favor of the Senior Lender, pursuant to the Senior Debt and the Permitted Liens), the types of the Collateral hereunder in which a security interest may be created under Article 9 of the UCC. UCC Financing Statements have been duly executed on behalf of Borrower and the description of such Collateral set forth therein is sufficient to perfect first priority security interests (subject only to the prior lien by Borrower in favor of the Senior Lender, pursuant to the Senior Debt and the Permitted Liens) in such Collateral in which a security interest may be perfected by the filing of UCC Financing Statements. When such UCC
Financing  Statements  are  duly filed in  the  filing  offices  listed  on
Schedule 5.21 hereto, and the requisite filing fees are paid, such filings will be sufficient to perfect security interests in such of the Collateral described in the UCC Financing Statements as can be perfected by filing (other than Equipment affixed to real property so as to become fixtures), which perfected security interests will be prior to all other Liens in favor of others and rights of others, except for Senior Debt and the Permitted Liens, enforceable as such as against creditors of and purchasers from Borrower (other than purchasers of Inventory in the ordinary course) and as against any owner of the Real Estate where any of the Equipment is located and as against any purchaser of such Real Estate and any present or future creditor obtaining a Lien on such real property.

          (d) Except as provided in Section 3.4, upon delivery to and possession by Lender of the Pledge Stock pursuant to the terms of the Pledge Agreement, Lender shall possess a valid, first priority security interest in such Pledge Stock in accordance with Article 9 of the UCC; and

          (e) To the knowledge of Borrower, no person now having possession or control of any of the Collateral consisting of Inventory or Equipment has issued, in receipt therefor, a negotiable bill of lading, warehouse receipt or other document of title.


                           ARTICLE 6

               AFFIRMATIVE COVENANTS OF BORROWER

     Borrower covenants with and warrants to Lender that, from and after the Closing Date and until all of the Obligations are paid and satisfied in full:

     Section 6.1    Reports and Other Information.

          (a) Borrower shall provide to the Lender as soon as available, and in any event within thirty (30) days after the close of each month of each fiscal year of Borrower, balance sheets of Borrower as of the end of such month and consolidated statements of income and statements of cash flow of Borrower and its divisions and Subsidiaries for such month, certified by the chief financial officer, principal accounting officer or chief executive officer of Borrower to the effect that such financial statements, while not examined by independent public accountants, reflect in his opinion and in the opinion of senior management of Borrower, all adjustments necessary to present fairly the consolidated financial position of Borrower as at the end of such month and the results of its operations for the month then ended in conformity with GAAP consistently applied, subject only to year-end and audit adjustments, which statements shall be delivered at the end of each month, together with a certificate of such officer (substantially in the form of the attached Exhibit B) stating that as of the date of such certificate that, to the best of his knowledge, after reasonable inquiry, no event has occurred which constitutes an Event of Default or would constitute an Event of Default with the giving of notice or the lapse of time or both, or, if an Event of Default or such an event has occurred and is continuing, a statement as to the nature thereof and the action which Borrower has taken or proposes to take with respect thereto, and further setting out in such detail as is reasonably required by the Lender Borrower's compliance with the requirements of Article 7 and Sections 8.7 and 8.10 hereof.

          (b) Borrower shall provide to the Lender as soon as available, and in any event within forty-five (45) days after the close of each quarter of each fiscal year of Borrower, balance sheets of Borrower as of the end of such quarter and consolidated and consolidating statements of income and statements of cash flow of Borrower and its divisions and Subsidiaries for such quarter and for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, certified by the chief financial officer, principal accounting officer or chief executive officer of Borrower to the effect that such financial statements, while not examined by independent public accountants, reflect in his opinion and in the opinion of senior management of Borrower, all adjustments necessary to present fairly the financial position of Borrower as at the end of such quarter and the results of its operations for the quarter then ended in conformity with GAAP consistently applied, subject only to year-end and audit adjustments, which statements shall be delivered at the end of each fiscal quarter, together with a certificate of such officer stating that as of the date of such certificate that, to the best of his knowledge, after reasonable inquiry, no event has occurred which constitutes a Default or an Event of Default or would constitute a Default or an Event of Default with the giving of notice or the lapse of time or both, or, if a Default or an Event of Default or such an event has occurred and is continuing, a statement as to the nature thereof and the action which Borrower has taken or proposes to take with respect thereto, and further setting out in such detail as is reasonably required by the Lender Borrower's compliance with the requirements of Article 7 and Sections 8.7 and 8.10 hereof.

          (c) Borrower shall provide to the Lender as soon as available and in any event within ninety (90) days after the end of each fiscal year of Borrower a copy of the annual financial statements for such year for Borrower, including therein a copy of the balance sheets of Borrower as of the end of such fiscal year and consolidated and consolidating statements of income and statements of cash flow and statements of shareholders' equity of Borrower and its divisions and Subsidiaries, certified without qualification by the Accountants, together with a certificate of the chief financial officer, principal accounting officer or chief executive officer of Borrower stating that, as of the date of such certificate, to the best of his knowledge and after reasonable inquiry, no event has occurred which constitutes a Default or an Event of Default or, if a Default or an Event of Default or such an event has occurred and is continuing, a statement as to the nature thereof and the action which Borrower has taken or proposes to take with respect thereto and further setting out in such detail as is reasonably required by the Lender, Borrower's compliance with the requirements of Article 7 and Sections 8.7 and 8.10 hereof.

          (d) Together with each delivery of financial statements of Borrower pursuant to Sections 6.1(a), 6.1(b), or 6.1(c), Borrower will deliver a management report: (1) describing the operations and financial condition of Borrower for the period then ended and the portion of the current fiscal year then elapsed (or for the fiscal year then ended in the case of year-end financials); (2) setting forth in comparative form the corresponding figures for the corresponding periods of the previous fiscal year and the corresponding figures from the most recent Projections for the current fiscal year delivered to the Lender pursuant to Section 6.1(e); and
(3) discussing the reasons for any significant variations. The information above shall be presented in reasonable detail and shall be certified by the chief financial officer or controller of Borrower to the effect that such information fairly presents the results of operations and financial condition of Borrower as at the dates and for the periods indicated.

          (e)   As soon as available and in any event not later than thirty
(30) days prior to the end of each fiscal year, Borrower will deliver Projections of Borrower for the forthcoming three fiscal years, year by year, and for the forthcoming fiscal year, month by month.

          (f) Borrower shall provide to the Lender, promptly after sending or filing thereof, copies of all reports and communications which Borrower sends to its securityholders, and copies of all reports and registration statements which Borrower files with the Securities and Exchange Commission.

          (g) Borrower shall provide to the Lender as soon as possible, and in any event within fifteen (15) days after Borrower knows or has reason to know that any Termination Event with respect to any Plan has occurred, a statement of the chief financial officer or treasurer of each entity comprising Borrower describing such Termination Event and the action which Borrower proposes to take with respect thereto.

          (h) Borrower shall provide to the Lender as soon as possible, and in any event within five (5) days after the occurrence of a Default or an Event of Default, continuing on the date of such statement, a statement of the chief financial officer or treasurer of Borrower setting forth the details of such Default or Event of Default, and the action which Borrower proposes to take with respect thereto.

          (i) If (and on each occasion that) any of the following events shall occur:

               (i) any Loan Document shall at any time be terminated, canceled or rescinded for any reason whatever; or

               (ii) any action at law, suit in equity or other legal proceeding shall at any time be commenced or threatened in writing by any person (A) to terminate, cancel or rescind any Loan Document, or
     (B) to enforce any other Person's performance or observance of or compliance with any covenants, agreements or obligations under any Loan Document; or

               (iii) any Person which is a party to or otherwise bound by any Loan Document shall fail or refuse to perform, comply with or observe or shall otherwise breach any one or more of the material covenants, agreements or obligations under such Loan Document;

then  Borrower will promptly (and, in any event, within five  (5)  Business
Days) after Borrower shall have first become aware of the occurrence of any such event, furnish to Lender written notice setting forth brief particulars thereof.

          (j) Borrower shall provide the Lender with the following additional reports:

               (i)   as  soon  as  available and  in  any  event  within  a
     reasonable time after the close of each fiscal year of Borrower copies of the portions of any and all management letters from the Accountants, if any, to the board of directors of Borrower or to any other entity comprising Borrower regarding the various accounting practices and control procedures used by Borrower;

               (ii) promptly after Borrower becomes aware of the commencement thereof, notice of all actions, suits and proceedings before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which may adversely affect Borrower and which are not fully covered by insurance without the applicability of any co-insurance provisions or which have not been bonded and in which either (A) the amount in controversy exceeds Fifty Thousand Dollars ($50,000.00) for any single proceeding or One Hundred Thousand Dollars ($100,000.00) in the aggregate or (B) would cause a Material Adverse Effect;

               (iii) as soon as practicable after becoming aware of a claim by any Person that Borrower is in default under any agreement entered into in connection with Indebtedness for Borrowed Money in excess of Two Hundred Fifty Thousand Dollars ($250,000.00), notice of any such claim or default;

               (iv) notice of any change in the conduct of the business, prospects or financial condition of Borrower promptly upon Borrower becoming aware of any such change which would have a Material Adverse Effect;

               (v) notice of any release of Hazardous Substances on the Real Estate that is in material violation of Environmental Laws or would require remediation pursuant to applicable federal or state law or of any notification having been filed with regard to a release of Hazardous Substances on or into Real Estate under the Federal Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. Section 9601, et seq., or the Federal Resource Conservation and Recovery Act, 42 U.S.C. Section 6901 et seq., or any other applicable environmental law. Such notice shall indicate the steps Borrower has or will take to remediate all hazardous environmental conditions if any such steps are required of it by applicable Environmental Law and the estimated costs of such remediation; and

               (vi) if (and on each occasion that) any event shall at any time occur or any condition shall at any time develop which constitutes a Default or an Event of Default, then, promptly (and, in any event, within five (5) Business Days) after Borrower shall have first become aware of the occurrence or development of any such event or condition, Borrower will furnish or cause to be furnished to Lender a written notice specifying the nature and the date of the occurrence of such event or (as the case may be), the nature and the period of existence of such condition and what action Borrower is taking or proposes to take with respect thereto.

          (k) Borrower shall also provide the Lender with such other information relating to Borrower or any of its Subsidiaries (including, without limitation, any Employee Benefit Plan) as the Lender may from time to time reasonably request. To the extent the Lender is obligated to do so by applicable law, rule or regulation, it may deliver to any regulatory body having jurisdiction over it, copies of the reports and other information provided by Borrower to the Lender pursuant to this Section 6.1.

          (l) Within forty-five (45) days following the Closing Date, Borrower shall secure and assign to Lender the key man life insurance policy required to be maintained pursuant to Section 6.3 hereof.

     Section 6.2    Maintenance of Property; Authorization; Insurance.

          (a) Borrower covenants to keep and maintain (consistent with past practices and in the ordinary course of business) all of its and its Subsidiaries' Property in good repair, working order and condition, reasonable wear and tear excepted, and from time to time to make, or use all reasonable legal remedies to cause to be made, all proper repairs, renewals or replacements, betterments and improvements thereto so that the business carried on in connection therewith may be properly and advantageously conducted at all times.

          (b) At its own cost and expense, Borrower shall obtain and maintain during the term of this Agreement (i) insurance against loss, destruction or damage to its properties as Lender may require from time to time to fully protect the Lender's interests in the Collateral, and (ii) insurance against public liability and third party property damage, with such insurance companies, in the amounts reflected on Schedule 6.2(b) and covering such risks as are at all times satisfactory to Lender and naming Lender, along with Senior Lender, as an additional insured as their respective interests may appear. Borrower agrees to deliver to Lender and Senior Lender upon request insurance certificates or policies evidencing compliance with the above requirements. Borrower covenants, warrants and represents that it will not do any act or voluntarily suffer or permit any act to be done whereby any insurance required hereunder shall or may be suspended, impaired or defeated. In the event that any item of Collateral shall be lost, destroyed or irreparably damaged from any cause whatsoever during the term hereof, Borrower agrees to proceed diligently and cooperate fully with Lender in the recovery of any and all proceeds of insurance applicable thereto, and the carriers named therein are hereby directed by Borrower to make payment for such loss to Lender, and not to Borrower and Lender jointly. If any insurance losses are paid by check, draft or other instrument payable to Borrower and Lender jointly, Lender may endorse the name of Borrower thereon and do such other things as it may deem advisable to reduce the same to cash. Provided Borrower is not in Default in any of its Obligations under any of the Loan Documents, all loss recoveries received by Lender upon any such insurance shall be paid by Lender to Borrower so long as such proceeds promptly are reinvested in Borrower's business. Should Borrower then be in default in any of its obligations to Lender under any of the Loan Documents, such cash resources may be applied and credited by Lender to any obligation, subject to Section 2.6(b). Borrower further covenants that it shall require that the insurer with respect to each such insurance policy provide for thirty (30) days' advance written notice to Lender of any cancellation or termination of, or other change of any nature whatsoever in, the coverage provided under any such policy.

     Section 6.3 Key Man Life Insurance. Borrower shall obtain and maintain a key man life insurance policy covering William L. Clarke in an amount not less than Three Million Dollars ($3,000,000.00), and Borrower shall maintain such insurance in full force and effect until the Loan have been paid in full and all financing agreements among Borrower, Lender related thereto have been terminated. Borrower shall assign such policy to the Lender pursuant to an assignment in form and substance satisfactory to the Lender with respect to such policy.

     Section 6.4 Corporate Existence. Borrower shall preserve and maintain its existence as a Delaware corporation and all of its rights, franchises and privileges as a corporation.

     Section 6.5 Inspection Rights. At any reasonable time, upon reasonable notice, and from time to time Borrower shall permit the Lender, or any of their agents, representatives or current or prospective participants in the Loan, to inspect the Collateral, to examine and make copies of and abstracts from the records and books of account of, to visit the properties of, Borrower and to discuss the affairs, finances and accounts of Borrower with any of their officers, employees, agents or the Accountants.

     Section 6.6 Payment of Taxes and Claims. Borrower shall pay or cause to be paid all taxes, assessments and other governmental charges imposed upon its properties or assets or in respect of any of its franchises, business, income or profits before any penalty or interest accrues thereon, and all claims (including, without limitation, claims for labor, services, materials and supplies) for sums which have become due and payable and which by law have or might become due and payable and which by law have or might become a lien or charge upon any of its properties or assets, provided that (unless any material item of property would be lost, forfeited or materially damaged as a result thereof) no such charge or claim need be paid if the amount, applicability or validity thereof is currently being contested in good faith and if such reserve or other appropriate provision, if any, as shall be required by GAAP shall have been made therefor.

     Section 6.7    Compliance with Laws.

          (a) Borrower will comply with all applicable federal, state and local laws, rules, regulations and orders pertaining to the operation of its business, paying before the same become delinquent all taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or its properties, and paying all lawful claims which if unpaid might become a Lien upon any of its properties, except to the extent contested in good faith by proper proceedings which stay the imposition of any penalty, fine or Lien resulting from the non-payment thereof and with respect to which adequate reserves have been set aside for the payment thereof.

          (b) Borrower will promptly notify Lender in the event that Borrower receives any notice, claim or demand from any governmental agency which alleges that Borrower is in material violation of any of the terms of, or has materially failed to comply with any applicable order issued pursuant to any federal, state or local statute regulating its operation and business, including, but not limited to, the Occupational Safety and Health Act, the Federal Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act and the Federal Water Pollution Control Act.

     Section 6.8 Notice of Other Events. Immediately upon Borrower first becoming aware of any of the following occurrences, Borrower will furnish or cause to be furnished to Lender written notice with full particulars of (i) the business failure, insolvency or bankruptcy of Borrower; (ii) the rescission, cancellation or termination, or the creation or adoption, of any agreement or contract to which Borrower is a party;
(iii) any labor dispute, any attempt by any labor union or organization representatives to organize or represent employees of Borrower, or any unfair labor practices or proceedings of the National Labor Relations Board with respect to Borrower; or (iv) any defaults or events of default under any agreement of Borrower or any violations of any laws, regulations, rules or ordinances of any governmental or regulatory body.

     Section 6.9 Communication with Accountants. Borrower authorizes Lender to communicate directly with the Accountants and authorizes the Accountants to disclose to Lender any and all financial statements and other information of any kind, including copies of any management letter or the substance of any oral information or conversation that such Accountants may have with respect to the business, financial condition and other affairs of Borrower.

     Section  6.10    Payment  of Indebtedness.   Borrower  will  duly  and
punctually pay or cause to be paid principal and interest on the Loan and all fees and other amounts payable hereunder or under the Loan Documents in accordance with the terms hereunder. Borrower shall pay all other Indebtedness (whether existing on the date hereof or arising at any time thereafter) punctually in accordance with trade practices or within any applicable period of grace except to the extent that any such obligation is contested in good faith by proper proceedings or Borrower has provided Lender evidence that any Lien resulting from the non-payment thereof has been bonded or with respect to which adequate reserves have been set aside for the payment thereof.

     Section 6.11 Payment of Fees. Borrower shall pay to Lender the Closing Fee of Forty-Five Thousand Dollars ($45,000.00) at Closing.

     Section 6.12 Performance of Obligations Under Certain Documents. Borrower will duly and properly perform, observe and comply with all of its agreements, covenants and obligations under this Agreement and each of the other Loan Documents.

     Section 6.13   Governmental Consents and Approvals.

          (a) Borrower will obtain or cause to be obtained all such approvals, consents, orders, authorizations and licenses from, give all such notices promptly to, register, enroll or file all such agreements, instruments or documents promptly with, and promptly take all such other action with respect to, any governmental or regulatory authority, agency or official, or any central bank or other fiscal or monetary authority, agency or official, as may be required from time to time under any provision of any applicable law:

               (i) for the performance by Borrower of any of its agreements or obligations under the Note, this Agreement or any of the other Loan Documents or for the payment by Borrower to the Lender at its Head Office of any sums which shall become due and payable by Borrower to Lender thereunder;

               (ii) to ensure the continuing legality, validity, binding effect or enforceability of the Note or any of the other Loan Documents or of any of the agreements or obligations thereunder of Borrower; or

               (iii) to continue the proper operation of the business and operations of Borrower.

          (b) Borrower shall duly perform and comply with the terms and conditions of all such approvals, consents, orders, authorizations and Licenses and Permits from time to time granted to or made upon Borrower.

     Section 6.14 Employee Benefit Plans and Guaranteed Pension Plans. Borrower will and will cause each of its ERISA Affiliates to (a) comply with all requirements imposed by ERISA and the Internal Revenue Code of 1986, as amended, applicable from time to time to any of its Guaranteed Pension Plans or Employee Benefit Plans, (b) make full payment when due of all amounts which, under the provisions of Employee Benefit Plans or under applicable law, are required to be paid as contributions thereto, (c) not permit to exist any accumulated funding deficiency, whether or not waived,
(d) file on a timely basis all reports, notices and other filings required by any governmental agency with respect to any of its Employee Benefit Plans, (e) make any payments to Multiemployer Plans required to be made under any agreement relating to such Multiemployer Plans, or under any law pertaining thereto, (f) not amend or otherwise alter any Guaranteed Pension Plan if the effect would be to cause the actuarial present value of all benefit commitments under each Guaranteed Pension Plan to be less than the current value of the assets of such Guaranteed Pension Plan allocable to such benefit commitments, (g) furnish to all participants, beneficiaries and employees under any of the Employee Benefit Plans, within the periods prescribed by law, all reports, notices and other information to which they are entitled under applicable law, and (h) take no action which would cause any of the Employee Benefit Plans to fail to meet any qualification requirement imposed by the Internal Revenue Code of 1986, as amended. As used in this Section 6.14, the term "accumulated funding deficiency" has the meaning specified in Section 302 of ERISA and Section 412 of the Internal Revenue Code, and the terms "actuarial present value", "benefit commitments" and "current value" have the meaning specified in Section 4001 of ERISA.

     Section 6.15 Further Assurances. Borrower will execute, acknowledge and deliver, or cause to be executed, acknowledged and delivered, any and all such further assurances and other agreements or instruments, and take or cause to be taken all such other action, as shall be reasonably requested by the Lender from time to time in order to give full effect to any of the Loan Documents.

     Section 6.16 Use of Proceeds. Borrower shall use all Loan proceeds disbursed only in accordance with the purposes set forth in Section 2.8 of this Agreement.

     Section  6.17    Cash Equity Contribution.  Within one hundred  eighty
(180) days following the Closing Date ("Calculation Date"), Borrower shall arrange for a Two Million Five Hundred Thousand Dollar ($2,500,000.00) cash equity contribution ("Cash Equity Contribution") to be made to the equity of Borrower, which Cash Equity Contribution shall be on such terms and conditions and shall be made by such Person(s) as shall be acceptable to Lender. In the event (i) the Cash Equity Contribution is not made on or before the Calculation Date, and (ii) the Term Loan has not been completely repaid prior to the Calculation Date, then the Borrower shall immediately issue a second warrant ("Second Warrant") to Borrower in substantially the same form as Exhibit H pursuant to a warrant agreement in substantially the same form as Exhibit I, except that the Second Warrant shall permit Lender to purchase one and 67/100 percent (1.67%) of the then fully-diluted Equity Interests of Borrower. In lieu of the Cash Equity Contribution, upon the request of Borrower, Lender may permit an "in kind" equity contribution which has a value equal to Two Million Five Hundred Thousand Dollars ($2,500,000.00); provided, however, Borrower shall provide Lender with such evidence as Lender may require to ascertain the value of such "in kind" contribution.

     Section 6.18 Observation Rights. Borrower shall provide Lender with the same notice it provides its Directors of all meetings of the Board of Directors of Borrower ("Board"), including, but not limited to, in-person, electronic or meetings or actions taken by consent, whether of the Board as a whole or of its committees. Lender shall have the right to contemporaneously observe all of the meetings of the Board.


                           ARTICLE 7

                      FINANCIAL COVENANTS

     Borrower covenants with and warrants to Lender that, from and after the Closing Date and until all of the Obligations are paid and satisfied in full except as otherwise expressly consented to in writing by the Lender (unless the context otherwise requires):

     Section 7.1 Tangible Capital Base. Borrower, on a combined and consolidated basis, shall achieve a Tangible Capital Base of not less than the amounts specified below as of the dates also specified below:


                 DATE                    AMOUNT

        As of June 30, 1997        Not less than $4,000,000.00

        As of September 30, 1997   Not less than $2,300,000.00

        As of December 31, 1997    Not less than $3,000,000.00

        As of March 31, 1998       Not less than $4,250,000.00

        As of June 30, 1998        Not less than $5,150,000.00

        As of September 30, 1998   Not less than $3,100,000.00

        As of December 31, 1998    Not less than $6,250,000.00

        As of March 31, 1999       Not less than $5,250,000.00

        As of June 30, 1999        Not less than $5,150,000.00

        As of September 30, 1999   Not less than $3,150,000.00

        As of December 31, 1999    Not less than $6,600,000.00

     In addition to the foregoing requirements, Borrower, on a combined and consolidated basis, shall maintain at all times for the following periods, a Tangible Capital Base of not less than the following amounts:


                 DATE                    AMOUNT

        At all times during the    Not less than $3,100,000.00
        fiscal year beginning
        January 1, 1998

        At all times during the    Not less than $3,150,000.00
        fiscal year beginning
        January 1, 1999 and
        continuing at all times
        thereafter

     "Tangible Capital Base" shall mean the sum of the Borrower's and its Subsidiaries' Consolidated Tangible Net Worth, plus the principal amount of any subordinated indebtedness, subordinated to the satisfaction of the Lender.

     "Consolidated Tangible Net Worth" shall mean the Borrower's and its Subsidiaries' consolidated equity, minus (i) the excess of cost over the value of net assets of purchased businesses, rights, and other similar intangibles, (ii) organizational expenses, (iii) intangible assets, (iv) goodwill, (v) deferred charges or deferred financing costs, (vi) loans or advances to shareholders, officers, or directors or affiliates and/or accounts or notes receivable from affiliates, shareholders, officers, or directors, (vii) leasehold improvements, (viii) non-compete agreements, and
(ix) any asset not directly related to the operation of the Borrower and its Subsidiaries.

     Section 7.2 Minimum Pre-Tax Operating Profit or Maximum Pre-Tax Operating Loss. Beginning with the fiscal quarter ending December 31, 1997 and continuing as of the end of each fiscal quarter thereafter, the Borrower, on a consolidated and combined basis, shall, as the case may be, either (a) achieve an Accumulated Operating Profit during any fiscal year on a year-to-date basis of not less than the amount set forth below, or (b) not incur an Accumulated Operating Loss during any fiscal year on a year-to-date basis in excess of the amounts set forth below:


                  DATE                   AMOUNT

          As of December 31, 1997   Accumulated Operating
                                    Loss not to exceed
                                    $4,000,000.00

          As of March 31, 1998      Accumulated Operating
                                    Loss not to exceed
                                    $1,000,000.00

          As of June 30, 1998       Accumulated Operating
                                    Loss not to exceed
                                    $1,100,000.00

          As of September 30, 1998  Accumulated Operating
                                    Loss not to exceed
                                    $3,100,000.00

          As of December 31, 1998   Accumulated Operating
                                    Profit of not less than
                                    $350,000.00

          As of March 31, 1999      Accumulated Operating
                                    Loss not to exceed
                                    $1,000,000.00

          As of June 30, 1999       Accumulated Operating
                                    Loss not to exceed
                                    $1,100,000.00

          As of September 30, 1999  Accumulated Operating
                                    Loss not to exceed
                                    $3,100,000.00

          As of December 31, 1999   Accumulated Operating
                                    Profit of not less than
                                    $350,000.00

     Accumulated Operating Loss and Accumulated Operating Profit shall be determined on a fiscal year-to-date basis, beginning on the first day of each fiscal year and shall be calculated through the date of determination.

     "Accumulated Operating Loss" shall mean, with respect to the period of determination, the following calculation, provided that such calculation results in a number less than zero: (a) the sum of the Borrower's consolidated net income (or loss) after taxes as determined in accordance with GAAP, plus the sum of all extraordinary losses (and any unusual losses arising outside the ordinary course of business not included in extraordinary losses determined in accordance with GAAP), minus (b) the sum of all extraordinary gains (and any unusual gains arising outside the ordinary course of business not included in extraordinary gains determined in accordance with GAAP).

     "Accumulated Operating Profit" shall mean, with respect to the period of determination, the following calculation, provided that such calculation results in a number greater than zero: (a) the sum of the Borrower's consolidated net income (or loss) after taxes as determined in accordance with GAAP, plus the sum of all extraordinary losses (and any unusual losses arising outside the ordinary course of business not included in extraordinary losses determined in accordance with GAAP), minus (b) the sum of all extraordinary gains (and any unusual gains arising outside the ordinary course of business not included in extraordinary gains determined in accordance with GAAP).

     Section 7.3 Fixed Charge Covenant. Following the complete repayment of the Senior Debt, Borrower and Lender agree to negotiate in good faith a new Fixed Charge Covenant (the ratio of Cash Flow to Fixed Charges) to which Borrower shall comply during the remaining term of the Junior Debt.

     Section 7.4    Lease Obligations.

          (a) Except for those existing transactions listed on Schedule 7.4, Borrower will not become or remain liable in any way, whether directly or by assignment or as a guarantor or other surety, for the obligations of the lessee under any additional Capital Lease, if the aggregate amount of all rents paid by Borrower under all such Capital Leases would exceed Twenty-Five Thousand Dollars ($25,000.00) in any fiscal year.

          (b) Except for those existing transactions listed on Schedule 7.4, Borrower will not become or remain liable in any way, whether directly or by assignment or as a guarantor on other surety, for the obligation to pay rent under any leases or other rental agreements (excluding Capital Leases) under which the amount of the aggregate lease or other payments for all such agreements or arrangements exceeds Fifty Thousand Dollars ($50,000.00) for any twelve (12) month period.


                           ARTICLE 8

                 NEGATIVE COVENANTS OF BORROWER

     Borrower covenants with and warrants to Lender that from and after the Closing Date and until all of the Obligations are paid and satisfied in full:

     Section 8.1 Limitation on Nature of Business. Borrower will not at any time make any material change in the nature of its business as carried on at the date hereto or undertake, conduct or transact any business in a manner prohibited by applicable law. Borrower shall not create, capitalize or acquire any Subsidiary after the Closing Date.

     Section 8.2 Limitation on Fundamental Changes. Neither Borrower nor any of its Subsidiaries shall not at any time consolidate with or merge into or with any Person or Persons or enter into or undertake any plan or agreement of consolidation or merger with any Person. Neither Borrower nor any of its Subsidiaries shall liquidate, wind-up or dissolve (or suffer any liquidation or dissolution), or convey, lease, sell, transfer or otherwise dispose of, in one transaction or series of transactions, all or substantially all of Borrower's or any such Subsidiary's business or property whether now or hereafter acquired. Neither Borrower nor any Subsidiary shall make or permit any amendment or modification to its charter documents or by-laws.

     Section 8.3 Restricted Payments. Borrower will not and will not permit any of its Subsidiaries to directly or indirectly declare, order, pay, make or set apart any sum for any Restricted Payments except that:

          (a) So long as no Default or Event of Default exists, Borrower may make the scheduled periodic payments of interest and principal under this Agreement (as such Agreement is in effect on the Closing Date) in accordance with the terms thereof, but subject to the subordination provisions contained in this Agreement and the Subordination Agreement; and

          (b) Subsidiaries of Borrower may make Restricted Payments with respect to their common stock to the extent necessary to permit Borrower to pay the Obligations and to make any Restricted Payments permitted under clause (a) above and to permit Borrower to pay expenses incurred in the ordinary course of business.

     Section 8.4    Limitation on Disposition of Assets.

          (a) Except for the proposed sale of the Junior Library Guild, a division of Borrower, to be conducted on an arms-length basis, neither Borrower nor any of its Subsidiaries will sell, lease, transfer or otherwise dispose of any of its property, business or assets ("Asset Dispositions"), or grant any Person an option to acquire any such property, business or assets except for (a) bona fide sales of Inventory to customers in the ordinary course of business and dispositions of obsolete equipment not used or useful in the business and (b) Asset Dispositions which satisfy the following conditions:

               (i) the market value of assets sold or otherwise disposed of in any single transaction or series of related transactions does not exceed Fifty Thousand Dollars ($50,000.00) and the aggregate market value of assets sold or otherwise disposed of in any Fiscal Year does not exceed One Hundred Thousand Dollars ($100,000.00);

               (ii) the consideration received is at least equal to the fair market value of such assets;
               (iii) if the consideration received is not solely in cash, all non-cash consideration is pledged to the Senior Lender and secondarily to the Lender pursuant to documents satisfactory to the Lender so that the Lender has received a first priority perfected security interest (subject only to the prior interest of the Senior Lender) in such non-cash consideration to secure the Obligations;

               (iv) the Net Proceeds of such Asset Disposition are applied as required by Sections 2.5(b) and 2.5(e);

               (v) after giving effect to the sale or other disposition of the assets included within the Asset Disposition and the repayment of Indebtedness with the proceeds thereof, Borrower is in compliance on a pro forma basis with the covenants set forth in Article 7, recomputed for the most recently ended month for which information is available and is in compliance with all other terms and conditions contained in this Agreement; and

               (vi) no Default or Event of Default shall result from such sale or other disposition.

          (b) Except as permitted elsewhere in this Agreement, Borrower will not and will not permit any of its Subsidiaries directly or indirectly to sell, assign, pledge or otherwise encumber or dispose of any shares of Capital Stock or other equity securities in Borrower or any such Subsidiary including warrants, rights or options to acquire shares or other equity securities of any of its Subsidiaries, except to Borrower or another Subsidiary of Borrower.

     Section 8.5 Limitation on Investments. Neither Borrower nor any of its Subsidiaries shall make any Investments of any kind whatever in any Person or Persons; excluding, however from the operation of the foregoing provisions of this Section 8.5:

          (a) Property to be used in the ordinary course of business of Borrower;

          (b) Assets arising from the sale of goods and services in the ordinary course of business of Borrower;

          (c)  Investments in cash and Cash Equivalents;

          (d) Draws to distributors of one or more of the Subsidiaries of Borrower which, in the aggregate, do not exceed the sum of Three Hundred Thousand Dollars ($300,000.00) of advances outstanding at any one time;

          (e) Existing unsecured loans to officers not to exceed the aggregate principal sum of Three Hundred Twenty-Five Thousand Dollars ($325,000.00);

          (f) Existing secured loans to employees or former employees not to exceed the principal sum of Five Hundred Eighty-One Thousand Dollars ($581,000.00) in the aggregate outstanding at any one time;

          (g)  Intercompany advances between Borrower and its Subsidiaries;
and

          (h) Loans or advances to any Person, corporation or entity if such loans or advances will exceed an aggregate total outstanding at any one time of Twenty Thousand Dollars ($20,000.00), except for those listed on Schedule 5.13(b).

     Section 8.6 Acquisition of Margin Securities. Neither Borrower nor any of its Subsidiaries shall own, purchase or acquire (or enter into any contract to purchase or acquire) any "margin security" as defined by any regulation of the Federal Reserve Board as now in effect or as the same may hereafter be in effect unless, prior to any such purchase or acquisition or entering into any such contract, Lender shall have received an opinion of counsel satisfactory to Lender to the effect that such purchase or acquisition will not cause this Agreement or the Note to be in violation of Regulation G, T, U, X or any other regulation of the Federal Reserve Board then in effect.

     Section  8.7     Limitation  on  Mortgages,  Liens  and  Encumbrances.
Neither Borrower nor any of its Subsidiaries shall at any time create, assume, incur or permit to exist, any mortgage, Lien or other encumbrance in respect of any of its Property, assets, income or revenues of any character, whether heretofore or hereafter acquired by it; excluding, however, from the operation of the foregoing provisions of this Section 8.7 (each a "Permitted Lien"):

          (a) Any Liens for taxes, assessments or governmental charges or claims the payment of which is not at the time required by Section 6.7 of this Agreement;

          (b) Any statutory Liens of landlords and Liens of carriers, warehousemen, mechanics, materialmen and other Liens imposed by law incurred in the ordinary course of business for sums not yet delinquent;

          (c) Any Liens (other than any Lien imposed by ERISA) incurred or deposits made in the ordinary course of business in connection with workers' compensation, unemployment insurance and other types of social security;

          (d) Any easements, rights-of-way, encroachments, leases, royalties, restrictions and other similar title exceptions or encumbrances provided such do not, in the aggregate, materially interfere with the ordinary conduct of the business of Borrower or materially reduce or impair the value of the Real Estate so encumbered;

          (e) Any interest or title of a lessor under any Material Lease listed in Schedule 5.7 annexed to this Agreement;

          (f) Liens granted to Senior Lender and Lender and the additional existing mortgages, Liens and encumbrances of Borrower, listed and described, but only to the extent indicated, on Schedule 8.7(f) annexed to this Agreement;

          (g) The Indebtedness of Borrower under or in respect to any conditional sales agreements, security agreements, equipment leases in the nature of title retention agreements or security agreements or other similar title retention agreements entered into by Borrower on, prior to or after the date of this Agreement in order to secure the payment of the purchase price of any equipment purchased, leased or otherwise acquired by Borrower for use in the ordinary course of its business; provided, however, that Borrower is, by the terms of each of Sections 8.11 or 8.12 hereof, expressly permitted to enter into such agreement or lease;

          (h) The Liens or Obligations of Borrower to Senior Lender under the Senior Debt; and

          (i) Mortgages previously granted by Borrower to National City Bank and Columbus County Wide Development covering real property located at 401 East Wilson Bridge Road, Worthington, Ohio 43085.

     Section 8.8 No Additional Negative Pledges. Subject to the Senior Debt, neither Borrower nor any of its Subsidiaries will create or otherwise cause or suffer to exist or become effective, directly or indirectly (a) any prohibition or restriction (including any agreement to provide equal or ratable security to any other Person in the event a Lien is granted to or for the benefit of the Lender) on the creation or existence of any Lien upon the assets of Borrower; or (b) any contractual obligation which may restrict or inhibit the Lender's rights or ability to sell or otherwise dispose of the Collateral or any part thereof after the occurrence of an Event of Default.

     Section 8.9 No Restrictions on Subsidiary Distributions to Borrower. Except as provided herein, Borrower will not and will not permit any of its Subsidiaries, directly or indirectly, to create or otherwise cause or suffer to exist or become effective any consensual encumbrance or restriction of any kind on the ability of any such Subsidiary to: (1) pay dividends or make any other distribution on any of such Subsidiary's Capital Stock owned by Borrower or any Subsidiary of Borrower; (2) subject to subordination provisions, pay any indebtedness owed to Borrower or any other Subsidiary; (3) make loans or advances to Borrower or any other Subsidiary; or (4) transfer any of its property or assets to Borrower or any other Subsidiary.

     Section  8.10    Limitation  on Indebtedness.   Except  as  listed  on
Schedule 8.10, Borrower will not and will not permit any of its Subsidiaries to create, incur or assume, or become or be liable (directly or indirectly) in respect of, any Indebtedness for Borrowed Money, other than indebtedness arising under this Agreement, the other Loan Documents, the Senior Debt and the Permitted Liens.

     Section 8.11 Limitation on Sales and Leasebacks. Borrower will not and will not permit any of its Subsidiaries, directly or indirectly, to sell and thereafter lease back any of its respective assets or Property.

     Section 8.12 Transactions with Affiliates. Borrower shall not at any time enter into or participate in any agreements or transactions of any kind with any Affiliates of Borrower, except (i) agreements or transactions that produce annual payments of less than Twenty Thousand Dollars ($20,000.00) individually or One Hundred Thousand Dollars ($100,000.00) in the aggregate; or (ii) agreements or transactions entered into in the ordinary course of business upon fair and terms determined by Lender to be no less favorable to Borrower than could be obtained in a comparable arms-length transaction with an unaffiliated Person.


                           ARTICLE 9

                 EVENTS OF DEFAULT AND REMEDIES

     Section 9.1 Events of Default. The occurrence of any one or more of the following events shall constitute an "Event of Default":

          (a) Principal and Interest. Any principal, interest or any other sum payable under this Agreement or the Note shall not be paid when due;

          (b) Representations and Warranties. Any representation or warranty at any time made by or on behalf of Borrower in this Agreement, any Loan Document or in any certificate, written report or statement furnished to Lender pursuant hereto or thereto shall prove to have been untrue, incorrect or breached in any material respect on or as of the date on which such representation or warranty was made or deemed to have been made or repeated;

          (c) Certain Covenants. Borrower shall fail to comply with the covenants set forth in Sections 6.2(b), Article 7 or Article 8;

          (d) Other Covenants. Borrower shall fail to perform, comply with or observe or shall otherwise breach any other covenant or agreement contained in this Agreement and such failure or breach shall continue for more than thirty (30) days after the earlier of the date on which Borrower shall have first become aware of such failure or breach or Lender shall have first notified Borrower of such failure or breach;

          (e) Loan Documents. The breach or a failure of Borrower to perform, comply with or observe any Loan Document or any other agreement, document, instrument or certificate executed or delivered in connection with this Agreement and if such failure shall continue for more than ten
(10) days after the earlier of the date on which Borrower shall have first become aware of such failure or breach or Lender shall have first notified Borrower of such failure or breach, or any Loan Document shall cease to be legal, valid, binding or enforceable in accordance with the terms thereof;

          (f) Litigation. Any action at law, suit in equity or other legal proceeding to amend, cancel, revoke or rescind any Loan Document shall be commenced by or on behalf of Borrower or any other Person bound thereby, or by any court or any other governmental or regulatory authority or agency of competent jurisdiction; or any court or any other governmental or regulatory authority or agency of competent jurisdiction shall make a determination that, or shall issue a judgment, order, decree or ruling to the effect that, any one or more of the covenants, agreements or obligations of Borrower under any one or more of the Loan Documents are illegal, invalid or unenforceable in accordance with the terms thereof;

          (g) Default by Borrower under Senior Debt and Other Agreements. Any default by Borrower or any event of default shall occur under the Senior Debt and any agreement, instrument or contract relating to Indebtedness individually or in the aggregate in excess of One Hundred Thousand Dollars ($100,000.00) to which Borrower is at any time a party or by which Borrower is at any time bound or affected, or Borrower shall fail to perform or observe any of its agreements or covenants thereunder, and such default, event of default or failure shall continue for such period of time as would permit, or as would have permitted (assuming the giving of appropriate notice), holders of Indebtedness of Borrower to accelerate the maturity of all or any part of such Indebtedness under any such document;

          (h) Insolvency. Any action shall be taken by or on behalf of Borrower for the termination, winding up, liquidation or dissolution of Borrower; or Borrower shall make an assignment for the benefit of creditors, become insolvent or be unable to pay its debts as they mature; or Borrower shall file a petition in voluntary liquidation or bankruptcy;
or Borrower shall file a petition or answer or consent seeking the reorganization of Borrower, or the readjustment of any of the Indebtedness of Borrower; or Borrower shall commence any case or proceeding under applicable insolvency or bankruptcy laws now or hereafter existing; or Borrower shall consent to the appointment of any receiver, administrator, custodian, liquidator or trustee of all or any part of the Property or assets of Borrower; or any corporate action shall be taken by Borrower for the purpose of effecting any of the foregoing; or by order or decree of any court of competent jurisdiction, Borrower shall be adjudicated as bankrupt or insolvent; or any petition for any proceedings in bankruptcy or liquidation or for the reorganization or readjustment of Indebtedness of Borrower shall be filed, or any case or proceeding shall be commenced, under any applicable bankruptcy or insolvency laws now or hereafter existing, against Borrower, or any receiver, administrator, custodian, liquidator or trustee shall be appointed for Borrower or for all or any part of the Property of Borrower and such case or proceeding shall remain undismissed for a period of sixty (60) days, or any order for relief shall be entered in a proceeding with respect to Borrower under the provisions of the United States Bankruptcy Code, as amended;

          (i) Judgment. Any judgment, order or decree for the payment of money in excess of One Hundred Thousand Dollars ($100,000.00) shall be rendered against Borrower, and Borrower shall not discharge the same or provide for its discharge in accordance with its terms, or procure a stay of execution thereof, within thirty (30) days after the date of the entry thereof;

          (j) ERISA. Any Termination Event shall occur and as of the date thereof or any subsequent date, the sum of the various liabilities of Borrower and its ERISA Affiliates (such liabilities to include, without limitation, any liability to the Pension Benefit Guaranty Corporation (or any successor thereto) or to any other party under Sections 4062, 4063, or 4064 of ERISA or any other provision of law and to be calculated after giving effect to the tax consequences thereof) resulting from or otherwise associated with such event exceeds Fifty Thousand Dollars ($50,000.00); or Borrower of any of its ERISA Affiliates as an employer under any Multiemployer Plan shall have made a complete or partial withdrawal from such Multiemployer Plans and the plan sponsors of such Multiemployer Plans shall have notified such withdrawing employer that such employer has incurred a withdrawal liability requiring a payment in an amount exceeding Fifty Thousand Dollars ($50,000.00);

          (k)  Change of Control.  Any Change of Control shall occur;

          (l) Material Adverse Change. Any event or occurrence which has a Material Adverse Effect.

     Section   9.2     Termination  of  Commitments  and  Acceleration   of
Obligations. If any one or more of the Events of Default shall at any time occur:

          (a) The Lender may by giving notice to Borrower, immediately terminate the Credit Commitment of Lender in full and Lender shall thereupon be relieved of all of its obligations to make the Loan thereunder; except that if there shall be an Event of Default under Section 9.1(h) hereof, the Credit Commitment of Lender shall automatically terminate in full, and Lender shall thereupon be relieved of all of its obligations to make the Loan hereunder.

          (b) The Lender may by giving notice to Borrower (in this Agreement and in the other Loan Documents called a "Notice of Acceleration"), declare all of the Obligations, including the entire unpaid principal of the Note, all of the unpaid interest accrued thereon, and all other sums (if any) payable by Borrower under this Agreement, the Note, or any of the other Loan Documents, to be immediately due and payable; except that if there shall be an Event of Default under Section 9.1(h), all of the Obligations, including the entire unpaid balance of all of the Note, all of the unpaid interest accrued thereon and all other sums (if any) payable by Borrower under this Agreement, the Note or any of the other Loan Documents shall automatically and immediately be due and payable without notice to Borrower. Thereupon, all of such Obligations which are not already due and payable shall forthwith become and be absolutely and unconditionally due and payable, without any further notice or any other formalities of any kind, all of which are hereby expressly and irrevocably waived.

     Section 9.3 Remedies. From and after the occurrence of an Event of Default which is continuing and which has not been waived by the Lender, provided that any and all remedies hereunder shall be subordinate to Senior Lender and subject to the terms of the Subordination Agreement, the Lender may:

          (a) proceed to protect and enforce all or any of its rights, remedies, powers and privileges under this Agreement, the Note or any of the other Loan Documents by action at law, suit in equity or other appropriate proceedings, whether for specific performance of any covenant contained in this Agreement, the Note or any of the other Loan Documents, or in aid of the exercise of any power granted to Lender herein or therein;

          (b) remove from any Premises where same may be located any and all Inventory or any and all documents, instruments, files and records (including the copying of any computer records), and any receptacles or cabinets containing same, relating to the Accounts of Borrower, or the Lender may use (at the expense of Borrower) such of the supplies or space of Borrower, at Borrower's place of business or otherwise, as may be necessary to properly administer and control the Accounts of Borrower or the handling of collections and realizations thereon;

          (c) bring suit, in the name of Borrower or the Lender, and generally shall have all other rights respecting said Accounts, including without limitation the right to accelerate or extend the time of payment, settle, compromise, release in whole or in part any amounts owing on any such Accounts and issue credits in the name of Borrower or the Lender;

          (d) sell, assign and deliver such Inventory and Accounts and any returned, reclaimed or repossessed merchandise, with or without advertisement, at public or private sale, for cash, on credit or otherwise, at the Lender's sole discretion, and Lender may bid or become a purchaser at any such sale, free from any right of redemption, which right is hereby expressly waived by Borrower;

          (e) (i) notify the Account Debtor on any Account or chattel paper of Lender's security interest therein; (ii) demand that monies due or to become due be paid directly to Lender; (iii) open Borrower's mail and to collect any and all amounts due Borrower from Account Debtors; (iv) enforce payment of the accounts receivable or chattel paper by legal proceedings or otherwise; (v) exercise all of Borrower's rights and remedies with respect to the collection of the accounts receivable or chattel paper; (vi) settle, adjust, compromise, modify, extend or renew the accounts receivable or chattel paper; (vii) settle, adjust or compromise any legal proceedings brought to collect the accounts receivable or chattel paper; (viii) to the extent permitted by applicable law, sell or assign the accounts receivable or chattel paper upon such terms, for such amounts and at such time or times as Lender deems advisable; (ix) grant waivers or indulgences with respect to, accept partial payments from, discharge, release, surrender, substitute any customer security for, make compromise with or release, any other party liable on, any account receivable or chattel paper; (x) take control, in any manner, of any item of payment or proceeds from any Account Debtor; (xi) prepare, file, and sign Borrower's name on any proof of claim in Bankruptcy or similar document against any Account Debtor; (xii) prepare, file, and sign Borrower's name on any notice of lien, assignment or satisfaction of lien or similar document in connection with the accounts receivable or chattel paper; (xiii) endorse the name of Borrower upon any chattel paper, document, instrument, invoice, freight bill, bill of lading or similar document or agreement relating to the accounts receivable or chattel paper or inventory; (xiv) use Borrower's stationery and sign Borrower's name to verifications of the accounts receivable or chattel paper and notices thereof to Account Debtors; and (xv) use the information recorded on or contained in any data processing equipment or computer hardware or software relating to the accounts receivable, chattel paper, inventory, or proceeds thereof to which Borrower has access; and

          (f) foreclose the security interests created pursuant to the Loan Documents by any available judicial procedure, or take possession of any or all of the Inventory and equipment of Borrower without judicial process and enter any Premises where any such Inventory and equipment may be located for the purpose of taking possession of or removing the same.

     The Lender shall have the right, without notice of advertisement, to sell, lease, or otherwise dispose of all or any part of the Inventory and equipment of Borrower, whether in its then condition or after further preparation or processing, in the name of Borrower, or the Lender, or in the name of such other party as the Lender may designate, either at public or private sale or at any broker's board, in lots or in bulk, for cash or for credit, with or without warranties or representations, and upon such other terms and conditions as the Lender in its sole discretion may deem advisable,  and  the Lender shall have the right to purchase  at  any  such sale. If any such Inventory and equipment shall require rebuilding, repairing, maintenance or preparation, the Lender shall have the right, at its option, to do such of the aforesaid as is necessary, for the purpose of putting such Inventory and equipment in such saleable form as the Lender shall deem appropriate. Borrower agrees, at the request of the Lender, to assemble such Inventory and equipment and to make it available to the Lender at places which the Lender shall reasonably select, whether at the Premises of Borrower or elsewhere, and to make available to the Lender the Premises and facilities of Borrower for the purpose of the Lender's taking possession of, removing or putting such Inventory and equipment in saleable form. However, if notice of intended disposition of any Collateral is required by law, it is agreed that five (5) Business Days' notice shall constitute reasonable notification and full compliance with the law. The Lender shall be entitled to use all intangibles and computer software programs and data bases used by Borrower in connection with its business or in connection with the Collateral. The net cash proceeds resulting from the Lender's exercise of any of the foregoing rights (after deducting all charges, costs and expenses including reasonable attorneys' fees) shall be applied by the Lender to the payment of the Obligations, whether due or to become due, in such order as the Lender may elect. Borrower shall remain liable to the Lender for any deficiencies, and the Lender in turn agrees to remit to Borrower or its successors or assigns, any surplus resulting therefrom. The enumeration of the foregoing rights is not intended to be exhaustive and the exercise of any right shall not preclude the exercise of any other rights, all of which shall be cumulative.

     Section 9.4 No Implied Waiver; Rights Cumulative. No delay on the part of the Lender in exercising any right, remedy, power or privilege under any of the Loan Documents or provided by statute or at law or in equity or otherwise shall impair, prejudice or constitute a waiver of any such right, remedy, power or privilege or be construed as a waiver of any Default or Event of Default or as an acquiescence therein. No right, remedy, power or privilege conferred on or reserved to Lender under any of the Loan Documents or otherwise is intended to be exclusive of any other right, remedy, power or privilege. Each and every right, remedy, power and privilege conferred on or reserved to Lender under any of the Loan
Documents or otherwise shall be cumulative and in addition to each and every other right, remedy, power or privilege so conferred on or reserved to Lender and may be exercised at such time or times and in such order and manner as Lender shall (in its sole and complete discretion) deem expedient.

     Section 9.5 Set-Off; Pro Rata Sharing. Borrower hereby confirms to Lender the continuing and immediate rights of set-off of Lender with respect to all deposits, balances and other sums credited by or due from Lender or any of the offices or branches of Lender to Borrower, which rights are in addition to any other rights which Lender may have under applicable law. Subject to the terms of the Subordination Agreement, if any principal, interest or other sum payable by Borrower to Lender under the Note or any of the Loan Documents is not paid to Lender punctually when the same shall first become due and payable, or if any Event of Default shall at any time occur, any deposits, balances or other sums credited by or due from Lender or any of the offices or branches of Lender to Borrower, may, without any prior notice of any kind to Borrower, or compliance with any other conditions precedent now or hereafter imposed by statute, rule or law or otherwise (all of which are hereby expressly and irrevocably waived by Borrower), be immediately set off, appropriated and applied by Lender toward the payment and satisfaction of the Obligations (but not to any other obligations of Borrower to Lender until all of the Obligations have been paid in full) in such order and manner as Lender (in its sole and complete discretion) may determine.


                           ARTICLE 10

               PROVISIONS OF GENERAL APPLICATION

     Section 10.1 Term of Agreement. This Agreement shall continue in full force and effect and the duties, covenants, and liabilities of Borrower hereunder and all the terms, conditions, and provisions hereof relating thereto shall continue to be fully operative until all Obligations to Lender have been satisfied in full.

     Section 10.2   Notices.

          (a) All notices and other communications pursuant to this Agreement shall be in writing, either delivered in hand or sent by first-class mail, postage prepaid, or sent by telex, telecopier, facsimile transmission or telegraph, addressed as follows:

               (i)  If to Borrower, at

                    Pages, Inc.
                    801 94th Avenue North
                    St. Petersburg, Florida  33702
                    Attention:     S. Robert Davis
                                   Chairman and President
                    Fax Number:    (813) 578-3101

                    with copies to:

                    Reid & Priest, LLP
                    40 West 57th Street
                    New York, New York  10019-4097
                    Attention:     Leonard Gubar, Esq.
                    Fax Number:    (212) 603-2001

               (ii) If to Lender, at:

                    The Provident Bank
                    One East Fourth Street
                    Seventh Floor
                    Cincinnati, Ohio  45202
                    Attention:     Alan R. Henning
                                   Vice President
                    Fax Number:    (513) 579-2858

                    with a copy to:

                    Keating, Muething & Klekamp, P.L.L.
                    1800 Provident Tower
                    One East Fourth Street
                    Cincinnati, Ohio  45202
                    Attention:     J. David Rosenberg, Esq.
                    Fax Number:    (513) 579-6457

          (b) Except as otherwise expressly provided herein, any notice or other communication pursuant to this Agreement or any other Loan Document shall be deemed to have been duly given or made and to have become effective when delivered in hand to the party to which it is directed, or, if sent by first-class mail, postage prepaid, or by telex, telecopier, facsimile transmission or telegraph, and properly addressed in accordance with Section 10.2(a), (i) when received by the addressee; or (ii) if sent by first class mail, postage prepaid, on the third (3rd) Business Day following the day of the dispatch thereof, whichever of (i) or (ii) shall be the earlier.
     Section 10.3 Survival of Representations. All representations and warranties made by or on behalf of Borrower in this Agreement, or any of the other Loan Documents shall be deemed to have been relied upon by Lender notwithstanding any investigation made by Lender and shall survive the making of each of the Loan.

     Section 10.4   Costs, Expenses, Taxes and Indemnification.

          (a) Borrower absolutely and unconditionally agrees to pay to the Lender upon demand by Lender at any time and as often as the occasion therefor may require, whether or not all or any of the transactions contemplated by any of the Loan Documents are ultimately consummated
(i) all reasonable out-of-pocket costs and expenses which shall at any time be incurred or sustained by Lender or any of its directors, officers, employees or agents as a consequence of, on account of, in relation to or any way in connection with the preparation, negotiation, execution and delivery of the Loan Documents and the perfection and continuation of the rights of the Lender in connection with the Loan, as well as the preparation, negotiation, execution, or delivery or in connection with the amendment or modification of any of the Loan Documents or as a consequence of, on account of, in relation to or any way in connection with the granting by Lender of any consents, approvals or waivers under any of the Loan Documents including, but not limited to, reasonable attorneys' fees and disbursements; and (ii) all reasonable out-of-pocket costs and expenses which shall be incurred or sustained by Lender or any of its directors, officers, employees or agents as a consequence of, on account of, in relation to or any way in connection with the exercise, protection or enforcement (whether or not suit is instituted) any of its rights, remedies, powers or privileges under any of the Loan Documents or in connection with any litigation, proceeding or dispute in any respect related to any of the relationships under, or any of the Loan Documents (including, but not limited to, all of the reasonable fees and disbursements of consultants, legal advisers, accountants, experts and agents for Lender, the reasonable travel and living expenses away from home of employees, consultants, experts or agents of Lender, and the reasonable fees of agents, consultants and experts not in the full-time employ of Lender for services rendered on behalf of Lender).

          (b) Borrower shall absolutely and unconditionally indemnify and hold harmless Lender against any and all claims, demands, suits, actions, causes of action, damages, losses, settlement payments, obligations, costs, expenses and all other liabilities whatsoever which shall at any time or times be incurred or sustained by Lender or by any of their shareholders, directors, officers, employees, subsidiaries, Affiliates or agents on account of, or in relation to, or in any way in connection with, any of the arrangements or transactions contemplated by, associated with or ancillary to this Agreement or any of the other Loan Documents, whether or not all or any of the transactions contemplated by, associated with or ancillary to this Agreement, or any of such Loan Documents are ultimately consummated.

          (c) Borrower hereby covenants and agrees that any sums expended by Lender which Lender is entitled to be reimbursed for pursuant to this
Section 10.4, shall be immediately due and payable upon demand by Lender, and shall bear interest at the Default Interest Rate applicable to Term Loan from the date Lender incurred such expense until the date such payment is made in full to Lender.

     Section 10.5 Language. All notices, applications, certificates, reports, financial statements and other financial information, correspondence and all other communications from Borrower to Lender pursuant to this Agreement or any of the other Loan Documents shall be in the English language or shall be accompanied by an English translation thereof completely satisfactory to Lender.

     Section 10.6 Binding Effect; Assignment. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors in title and assigns; provided, however, that Borrower may not assign or delegate any of its rights or obligations hereunder to any Person or Persons without the express prior written consent of the Lender.

     Section 10.7 Governing Law; Jurisdiction and Venue. The undersigned agree that inasmuch as this Agreement, the Note and the Loan Documents are to be executed by Borrower and accepted by Lender in Cincinnati, Ohio and the funds to be disbursed under the Loan are to be disbursed in Ohio, this instrument and the rights and obligations of all parties hereunder shall be governed by and construed under the substantive laws of the State of Ohio, without reference to the conflict of laws principles of such state.

     The Lender and Borrower hereby designate all courts of record sitting in Cincinnati, Ohio, both state and federal, as forums where any action, suit or proceeding in respect of or arising out of this Agreement, the Note, Loan Documents, or the transactions contemplated by this Agreement may be prosecuted as to all parties, their successors and assigns, and by the foregoing designations the Lender and Borrower consents to the jurisdiction and venue of such courts. BORROWER WAIVES ANY AND ALL PERSONAL RIGHTS UNDER THE LAWS OF ANY OTHER STATE TO OBJECT TO JURISDICTION WITHIN THE STATE OF OHIO FOR THE PURPOSES OF LITIGATION TO ENFORCE SUCH OBLIGATIONS OF BORROWER. In the event such litigation is commenced, Borrower agrees that service of process may be made and personal jurisdiction over Borrower obtained by service of a copy of the summons, complaint and other pleadings required to commence such litigation upon Borrower's appointed Lender for Service of Process in the State of Ohio, which the undersigned hereof designates to be: CT Corporation Systems, Cincinnati, Ohio. Borrower recognizes and agrees that the agency has been created for the benefit of Borrower, and agrees that this agency shall not be revoked, withdrawn, or modified without the consent of the Lender.

     Section 10.8 Waiver of Jury Trial. AS A SPECIFICALLY BARGAINED INDUCEMENT FOR THE LENDER TO EXTEND CREDIT TO BORROWER, AND AFTER HAVING THE OPPORTUNITY TO CONSULT COUNSEL, BORROWER HEREBY EXPRESSLY WAIVES THE RIGHT TO TRIAL BY JURY IN ANY LAWSUIT OR PROCEEDING RELATING TO THIS AGREEMENT OR ARISING IN ANY WAY FROM THE OBLIGATIONS.

     Section 10.9 Waivers. Borrower waives notice of nonpayment, demand, notice of demand, presentment, protest and notice of protest with respect to the Obligations, or notice of acceptance hereof, notice of the Loan made, credit extended, or any other action taken in reliance hereon, and all other demands and notices of any description, except such as are expressly provided for herein.

     Section 10.10 Interpretation and Proof of Loan Documents. Whenever possible, the provisions of the Loan Document will be construed in such a manner as to be consistent with this Agreement and each other Loan
Document. If any of the provisions of any Loan Document are inconsistent with this Agreement, such provisions of this Agreement will supersede such provisions of such Loan Document. This Agreement, the Loan Documents and all documents relating hereto, including, without limitation, (a) consents, waivers and modifications which may hereafter be executed, (b) documents received by the Lender at the closing or otherwise, and (c) financial statements, certificates and other information previously or hereafter furnished to the Lender, may be reproduced by the Lender by any photographic, photostatic, microfilm, micro-card, miniature photographic or other similar process and the Lender may destroy any original document so reproduced. Borrower agrees and stipulates that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made by the Lender of Lender in the regular course of business) and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

     Section  10.11  Integration of Schedules and Exhibits.   The  Exhibits
and Schedules annexed to this Agreement are an integral part of this Agreement and are incorporated herein by reference.

     Section 10.12 Headings. The headings of the Articles, Sections and paragraphs of this Agreement have been inserted for convenience of reference only and shall not be deemed to be a part of this Agreement.

     Section 10.13 Counterparts. This Agreement may be executed in any number of counterparts, but all of such counterparts shall together constitute but one agreement. In making proof of this Agreement, it shall not be necessary to produce or account for more than one counterpart hereof signed by each of the parties hereto.

     Section 10.14 Severability. Any provision of this Agreement which is prohibited and unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof or affecting the validity or enforceability of such provision in any other jurisdiction.

     Section 10.15 One General Obligation. The Loan and advances by Lender to Borrower under this Agreement constitute one loan, and all Obligations of Borrower to Lender under this Agreement constitute one general obligation. It is expressly understood and agreed that all of the rights of Lender contained in this Agreement shall likewise apply insofar as applicable to any modification of or supplement to this Agreement.

     IN WITNESS WHEREOF, this Agreement has been duly executed and delivered by or on behalf of each of the parties as of the day and in the year first above written in Cincinnati, Ohio.

SIGNED IN THE PRESENCE OF:              PAGES, INC.



                                   By:
                                         Randall J. Asmo
Printed Name                             Vice President



Printed Name

                                   THE PROVIDENT BANK



                                   By:
                                         Alan R. Henning
Printed Name                             Vice President



Printed Name

                                                        EXHIBIT A

                FORM OF ASSIGNMENT OF COPYRIGHTS

     WHEREAS, PAGES, INC., a Delaware corporation, with its chief executive office at St. Petersburg, Florida, ("Assignor") has acquired, adopted and used, and is using, the copyrights listed on Exhibit "A" attached hereto and made a part hereof; and

     WHEREAS, Assignor and THE PROVIDENT BANK, an Ohio banking corporation, having its principal office at One East Fourth Street, Cincinnati, Ohio 45202 ("Assignee"), have entered into that certain Credit Agreement dated of even date herewith (the "Credit Agreement"), by which Assignee has acquired security interests in said copyrights and the applications or registrations thereof.

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Assignor, does hereby grant, transfer, assign and convey a security interest to Assignee in all rights, titles and interests in and to the said copyrights, together with the goodwill of the business symbolized by the copyrights, and in the registrations or applications for registration thereof.

     Subject to the prior Lien of the Senior Lender (each as defined in the Credit Agreement), Assignor further covenants and warrants to Assignee:

          (b) that Assignor is the sole and exclusive owner of the copyrights and all rights comprised in the copyrights and has the full authority to make this assignment;

          (c) that the copyrights have not heretofore been pledged, hypothecated or otherwise encumbered, except such encumbrances as have been released on or before the date hereof, and are in all aspects free and clear of any encumbrances;

          (d) that the validity of the copyrights has never been questioned;

          (e) that Assignor has not entered into any contract or made any commitment that will or may impair Assignee's rights hereunder; and

          (f) that the copyrights and all rights comprised in the copyrights shall not be licensed or assigned in any manner without the prior written consent of Assignee, other than in the ordinary course of Assignor's business consistent with past practice.

     THIS ASSIGNMENT OF COPYRIGHTS SHALL BE DEEMED TO HAVE BEEN MADE IN THE STATE OF OHIO AND SHALL BE INTERPRETED AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HERETO DETERMINED IN ACCORDANCE WITH APPLICABLE FEDERAL LAW AND THE INTERNAL LAWS OF THE STATE OF OHIO, APPLICABLE TO AGREEMENTS EXECUTED, DELIVERED AND PERFORMED THEREIN.

     IN   WITNESS  WHEREOF,  Assignor  and  Assignee  have  executed   this
Assignment of Copyrights as of this 21st day of January, 1998.

                                   PAGES, INC.



                                   By:
                                        Randall J. Asmo, Vice President


                                   THE PROVIDENT BANK



                                   By:
                                        Alan R. Henning, Vice President

STATE OF OHIO            )
                         )  SS:
COUNTY OF HAMILTON       )

     On this ___ day of January, 1998, before me personally appeared Randall J. Asmo, the Vice President of PAGES, INC., the corporation which signed this instrument and acknowledged that he signed it as a free act on behalf of the corporation.




                                   Notary Public


STATE OF OHIO            )
                         )  SS:
COUNTY OF HAMILTON       )

     On  this ___ day of January, 1998, before me personally appeared  Alan
R. Henning, the Vice President of THE PROVIDENT BANK, the corporation which signed this instrument and acknowledged that he signed it as a free act on behalf of the corporation.



                                   Notary Public



                          EXHIBIT "A"

                           Copyrights

                                                        EXHIBIT B

                 FORM OF COMPLIANCE CERTIFICATE


     2. The undersigned hereby certifies that he is an officer of the corporation set forth above his signature, holding the title set forth below his signature.

     3. Pursuant to Section 6.1(a) of the Credit Agreement ("Credit Agreement") dated as of January 21, 1998, between Pages, Inc. ("Borrower") and The Provident Bank ("Bank"), the undersigned hereby certifies that he has reviewed the provisions of the Credit Agreement and the other Loan Documents, that to the best of his knowledge after reasonable inquiry, the Borrower is in compliance with all of the covenants and restrictions set forth in the Credit Agreement, and that the undersigned is not aware of any condition which exists on the date hereof which constitutes a Default or Event of Default under the Credit Agreement, except the following:

     Nature of Default __________________________________

     Period of Default __________________________________

     Action by Borrower ________________________________

     4. All capitalized terms used herein shall have the meanings assigned to them in the Credit Agreement unless the context hereof requires otherwise.

     5. Financial Covenants. In particular, the undersigned certifies that as of the relevant Computation Date as set forth in the Credit Agreement ("Computation Date"), the Borrower is in compliance with the financial covenants set forth in Article 7 of the Credit Agreement, and compliance with these covenants is evidenced by the following:

          a. Tangible Capital Base. Pursuant to Section 7.1 of the Credit Agreement and on the Computation Date, Borrower shall maintain for the relevant period a Tangible Capital Base of not less than $_________.

               As  of  _______________,  19__, Tangible  Capital  Base  was
     $__________.

          b. Minimum Pretax Operating Profit or Maximum Pretax Operating Loss. Pursuant to Section 7.2 of the Credit Agreement and on the Computation Date, Borrower shall maintain for the relevant period a Minimum Pretax Operating Profit or Maximum Pretax Operating Loss, as required by the Credit Agreement.

               As of _______________, 19__, the Minimum Pretax Operating Profit or Maximum Pretax Operating Loss was $____________.

          c. Fixed Charge Coverage. Pursuant to Section 7.3 of the Credit Agreement and on the Computation Date, Borrower shall maintain a ratio of Cash Flow to Fixed Charges of not less than __________ to 1.00. This financial covenant shall only apply following the complete repayment of the Senior Debt.

          d. Capital Lease Obligations. Pursuant to Section 7.4(a) of the Credit Agreement, Borrower shall not become or remain liable in any way, whether directly or by assignment or as a guarantor or other surety, for the obligations of the lessee under any Capital Lease, if the aggregate amount of all rents paid by Borrower under all such Capital Leases exceeds $25,000.00 for the relevant Reference Period.

               As of the Computation Date, the Borrower has not entered into or participated in any agreements or transactions involving any
     Capital                         Lease,                         except:
     .

          e. Non-Capital Lease Obligations. Pursuant to Section 7.4(b) of the Credit Agreement, Borrower shall not become or remain liable in any way, whether directly or by assignment or as a guarantor on other surety, for the obligation to pay rent under any leases or other rental agreements (excluding Capital Leases) under which the amount of the aggregate lease or other payments for all such agreements or arrangements exceeds $50,000.00 for the relevant Reference Period.

               As of the Computation Date, the Borrower has not entered into or participated in any agreements or transactions involving any
     leases       or       other      rental      agreements,       except:
     .

     6.    Limitation  on  Mortgages, Lien and Encumbrances.   Pursuant  to
Section 8.7 of the Credit Agreement, Borrower may not create, assume, incur or permit to exist, any Mortgage, Lien or other encumbrance in respect of its Property, assets, income or revenues, except as permitted by Section 8.7.

          As  of  the Computation Date, Borrower has not engaged in any  of
     the                         foregoing,                         except:
     .

     7. Limitation on Indebtedness. Pursuant to Section 8.10 of the Credit Agreement, Borrower shall not at any time create, incur or assume, or become liable in respect of any Indebtedness for Borrowed Money, except as provided in Section 8.10.

          As  of the Computation Date, Borrower has not engaged in any   of
     the                         foregoing,                         except:
     .


Remainder of page intentionally left blank.  Signature page follows.

DATED:  January 21, 1998                PAGES, INC.



                                   By:
                                        Randall J. Asmo, Vice President

                                                        EXHIBIT C

                    FORM OF PLEDGE AGREEMENT


     THIS PLEDGE AGREEMENT ("Pledge Agreement") dated as of January 21, 1998, between PAGES, INC., a Delaware corporation (hereinafter, together with its successors in title and assigns called "Pledgor"), and THE PROVIDENT BANK, an Ohio banking corporation ("Secured Party").

     This Pledge Agreement has been executed and delivered by Pledgor to Secured Party pursuant to the terms of the Credit Agreement of even date
between  Pledgor  and  Secured Party ("Credit  Agreement").   Pledgor  will
benefit from the Loan made to it under the Credit Agreement. Pledgor owns one hundred percent (100%) of the issued and outstanding shares of capital stock of the companies listed on Exhibit "A" attached hereto. To induce the Lender to enter into the Credit Agreement and to induce the Lender to make the Loan thereunder, Pledgor has agreed to grant to Secured Party a security interest in the Pledge Stock. All capitalized terms not defined in this Pledge Agreement shall have the meanings ascribed to them in the Credit Agreement.

     NOW, THEREFORE, in consideration of the Secured Party extending the Loan to Pledgor, the parties hereby agree as follows:

     1. Defined Terms. As used in this Pledge Agreement, the following terms shall have the following meanings (such meanings to be equally applicable to both the singular and the plural forms of the term defined):

          "Certificates" mean any and all certificates or other documents or instruments now or hereafter received or receivable by Pledgor and representing Pledgor's interest in the Pledge Stock.

          "Pledge Stock" means the shares of the common stock owned beneficially and of record by Pledgor as set forth on Exhibit "B" attached hereto, together with all substitutions therefor, proceeds thereof and therefrom and all cash dividends in respect thereof as well as all stock and other securities or property which are issued pursuant to conversion, exercise of rights, stock split, recapitalization, stock dividend or other corporate act which are referable to the Pledge Stock (such stock or other securities are hereinafter referred to as the "Additional Pledged Securities") and all distributions, whether cash or otherwise, in the nature of a partial or complete liquidation, dissolution or winding up which are referable to the Pledge Stock (such distributions are hereinafter referred to as "Liquidating Distributions").

     All other capitalized terms used herein have the meanings assigned to them in the Credit Agreement unless the context hereof otherwise requires.

     2. Pledge and Grant of Security Interests. Pledgor hereby pledges, assigns, hypothecates and transfers to Secured Party, its successors and assigns, all Pledge Stock and hereby grants to and creates in favor of Secured Party a first lien and security interest in the Pledge Stock subject only to the prior lien of the Senior Lender under the Senior Debt, as collateral security for (i) the due and punctual payment when due (whether at maturity by acceleration or otherwise) in full of all amounts due under the Loan; (ii) the due and punctual performance and observance by Pledgor of its agreements, obligations, liabilities and duties under this Pledge Agreement, the Credit Agreement and all other documents executed in connection with the Loan (the "Loan Documents"); and (iii) all costs incurred by Secured Party to obtain, perfect, preserve and enforce the liens and security interests granted by this Pledge Agreement, to collect the Obligations Secured Hereby (as hereinafter defined) and to maintain and preserve the Pledge Stock, with such costs including but not limited to expenditures made by Secured Party for reasonable attorneys' fees and other legal expenses and expenses of collection, possession and sale of the Pledge Stock, together with interest on all such costs at the Default Interest Rate (as defined in the Loan Documents) (the foregoing subsections (i), (ii) and (iii) are collectively referred to herein as the "Obligations Secured Hereby").

     3. Delivery of Pledge Stock. At the time of the execution of this Pledge Agreement, Pledgor has previously pledged to Senior Lender the
Pledge Stock and has delivered the Pledge Stock Certificates to Senior Lender. Pledgor agrees that when Senior Lender releases its Lien with respect to the Pledge Stock, Senior Lender shall hold the Pledge Stock Certificates as agent for Secured Party until Senior Lender delivers the Pledge Stock Certificates directly to Secured Party. Upon such delivery by Senior Lender of the Pledge Stock Certificates to Secured Party, Secured Party shall hold the Pledge Stock Certificates as Secured Party. Pledgor shall deliver to Secured Party concurrently herewith undated assignments separate from the Certificates duly executed in blank for each Certificate representing shares of the Pledge Stock and all other applicable and appropriate documents and assignments in form suitable to enable Secured Party to effect the transfer of all or any portion of the Pledge Stock to the extent hereinafter provided.

     4.   Delivery   of   Additional  Pledged  Securities  and  Liquidating
          Distributions; Proceeds, Cash Dividends and Voting.

          a. Except to the extent provided in the Credit Agreement, if Pledgor shall hereafter become entitled to receive or shall receive any cash dividends, cash proceeds, any Additional Pledged Securities, any Liquidating Distributions, or any other cash or non-cash payments on account of the Pledge Stock, Pledgor agrees to accept the same as Secured Party's agent and to hold the same in trust on behalf of and for the benefit of Secured Party and agrees to promptly deliver the same or any certificates therefor forthwith to Secured Party in the exact form received, with the endorsement of Pledgor, when necessary, or appropriate undated assignments separate from the Certificates, duly executed in blank, to be held by Secured Party subject to the terms hereof.
          b. Notwithstanding anything contained in this Pledge Agreement to the contrary, Pledgor shall be entitled to exercise voting rights with respect to the Pledge Stock, so long as there has not occurred any Default or Event of Default under the terms of the Credit Agreement or any other Loan Documents.

     5. Representations and Warranties of Pledgor. To induce Secured Party to enter into this Pledge Agreement and to induce the Lender to enter into the Credit Agreement, Pledgor makes the following representations and warranties to Secured Party:

          a. Pledgor is the legal, record and beneficial owner of, and has good and marketable title to, the Pledge Stock, subject to the prior Lien of the Senior Lender under the Senior Debt and the liens and security hereunder.

          b. Pledgor holds the Pledge Stock free and clear of all liens, charges, encumbrances, security interests and restrictions of every kind and nature whatsoever except only the prior lien of the Senior Lender under the Senior Debt and the liens and security interests created by this Pledge Agreement.

          c. Each security which is part of the Pledge Stock has been duly and validly issued and is fully paid and nonassessable. The Pledge Stock constitutes one hundred percent (100%) of the issued and outstanding common stock of each of the respective corporations and there are no outstanding subscriptions, options, warrants, calls, commitments or agreements to issue any additional shares of stock of such companies or to purchase, redeem or retire any outstanding shares of such Pledge Stock, nor are there outstanding any securities or obligations which are convertible into or exchangeable for any shares of capital stock of such companies.

          d. This Pledge Agreement has been duly executed and delivered by Pledgor and constitutes the legal, valid and binding obligation of Pledgor enforceable against it in accordance with its terms.

          e. No consent or approval of any governmental body, regulatory authority or securities exchange is required to be obtained by Pledgor in connection with the execution, delivery and performance of this Pledge Agreement.

          f. The execution, delivery and performance of this Pledge Agreement will not violate any provision of any applicable law or regulation or of any writ or decree of any court or governmental instrumentality or of any indenture, contract, agreement or other undertaking to which Pledgor is a party or which purports to be binding upon Pledgor or upon any of its assets and will not result in the creation or imposition of any lien, charge or encumbrance on or security interest in any of the assets of Pledgor except as contemplated by this Pledge Agreement.
          g. The pledge, assignment and delivery of the Pledge Stock pursuant to this Pledge Agreement creates valid first liens and first security interests in the Pledge Stock which are perfected and senior to any pledge, lien, mortgage, hypothecation, security interest, charge, option or encumbrance or to any agreement purporting to grant to any third party a security interest in the property or assets of Pledgor which would include the Pledge Stock except for the prior lien of the Senior Lender under the Senior Debt.

     6.   Pledgor's Covenants.

          a. Pledgor covenants and agrees that it will defend Secured Party's lien and security interest in and to the Pledge Stock against the claims and demands of all persons whosoever.

          b. Subject to the terms and conditions of the Credit Agreement, Pledgor covenants and agrees that it will not create, incur or permit to exist any pledge, lien, mortgage, hypothecation, security interest, charge, option or any other encumbrance with respect to any of the Pledge Stock, or any interest therein, or any proceeds thereof, except for the lien and security interest provided for or referred to in this Pledge Agreement.

          c. Pledgor covenants and agrees that it will not consent to the issuance of any additional shares of capital stock of any class of those companies set forth on Exhibit B unless such shares are pledged and the Certificates therefor delivered to Secured Party simultaneously with the issuance thereof, together with appropriate undated assignments separate from the Certificates duly executed in blank.

     7. Rights and Remedies upon Default. If any Event of Default under the Credit Agreement or any of the Loan Documents shall occur and be continuing, Secured Party may, subject to the terms of the Credit
Agreement, by notice of default given to Pledgor, (i) declare the Obligations Secured Hereby to be forthwith due and payable, whereupon such Obligations Secured Hereby shall become immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived, anything contained herein or in the Loan Documents to the contrary notwithstanding; and/or (ii) proceed to protect and enforce its rights under this Pledge Agreement, the Credit Agreement or the other Loan Documents by suit in equity, action at law or any other appropriate proceeding and Secured Party shall have all of the rights and remedies provided by applicable law, including, without limitation, the rights and remedies of a secured party under the Uniform Commercial Code and, in addition, thereto, Secured Party shall be entitled to register the Pledge Stock in its name or in the name of its nominee and to exercise all voting and corporate rights with respect to the Pledge Stock as it may determine, without liability therefore except to account to Pledgor for property actually received by it in respect of the Pledge Stock as a result thereof, but Secured Party shall not have any duty to exercise any voting and corporate rights in respect of the Pledge Stock and shall not be responsible or liable to Pledgor or any other person for any failure to do so or delay in so doing.

     Without limiting the generality of the foregoing, but subject to the terms of the Credit Agreement, Secured Party shall have the right to sell the Pledge Stock, or any part thereof, at public or private sale or at any broker's board or on any securities exchange for cash, upon credit or for future delivery, and at such price or prices as Secured Party may deem best, and Secured Party may (except as otherwise provided by law) be the purchaser of any or all of the Pledge Stock so sold and thereafter may hold the same, absolutely, free from any right or claim of whatsoever kind. Secured Party is authorized, at any such sale, if it deems it advisable so to do, to restrict the number of prospective bidders or purchasers and/or further restrict such prospective bidders or purchasers to persons who will represent and agree that they are purchasing for their own account, for investment, and not with a view to the distribution or resale of the Pledge Stock and may otherwise require that such sale be conducted subject to restrictions as to such other matters as Secured Party may deem necessary in order that such sale may be effected in such manner as to comply with all applicable state and federal securities laws; upon any such sale Secured Party shall have the right to deliver, assign and transfer to the purchaser thereof the Pledge Stock so sold.

     Each purchaser at any such sale shall hold the property sold, absolutely, free from any claim or right of whatsoever kind, including any equity or right of redemption, of Pledgor, who hereby specifically waives all rights of redemption, stay or appraisal which it has or may have under any rule of law or statute now existing or hereafter adopted. Secured Party shall give Pledgor not less than ten (10) days' written notice of its intention to make any such public or private sale at broker's board or on a securities exchange. Such notice, in case of public sale, shall state the time and place fixed for such sale, and, in case of sale at broker's board or on a securities exchange, shall state the board or exchange at which such sale is to be made and the day on which the Pledge Stock, or that portion thereof so being sold, will first be offered for sale at such board or exchange.

     Any  such  public sale shall be held at such time or times within  the ordinary business hours and at such place or places as Secured Party may fix in the notice of such sale. At any sale the Pledge Stock may be sold in one lot as an entirety or in parts, as Secured Party may determine. Secured Party shall not be obligated to make any sale pursuant to any such notice. Secured Party may, without notice or publication, adjourn any sale, and such sale may be made at any time or place to which the same may be so adjourned. In case of any sale of all or any part of the Pledge Stock on credit or for future delivery, the Pledge Stock so sold may be retained by Secured Party until the selling price is paid by the purchaser thereof, but Secured Party shall not incur any liability in case of the failure of such purchaser to take up and pay for the Pledge Stock so sold and, in case of any such failure, such Pledge Stock may again be sold upon like notice.

     Secured Party, instead of exercising the power of sale herein conferred upon it, may proceed by a suit or suits at law or in equity to foreclose this Pledge Agreement and sell the Pledge Stock, or any portion thereof, under a judgment or decree of a court or courts of competent jurisdiction.

     On any sale of the Pledge Stock, Secured Party is hereby authorized to comply with any limitation or restriction in connection with such sale that it may be advised by counsel is necessary in order to avoid any violation of applicable law or in order to obtain any required approval of the purchaser or purchasers by any governmental regulatory authority or officer or court. Compliance with the foregoing procedures shall result in such sale or disposition being considered or deemed to have been made in a commercially reasonable manner.

     In furtherance of the exercise by Secured Party of the rights and remedies granted to it hereunder, Pledgor agrees that, upon request of Secured Party and at the expense of Pledgor, it will use its best efforts to obtain all governmental approvals necessary for or incidental to the exercise of remedies by Secured Party with respect to the Pledge Stock or any part thereof.

     Pledgor hereby acknowledges that, notwithstanding that a higher price might be obtained for the Pledge Stock at a public sale than at a private sale or sales, the making of a public sale of the Pledge Stock may be subject to registration requirements and other legal restrictions compliance with which could require such actions on the part of Pledgor, could entail such expenses and could subject Secured Party and any underwriter through whom the Pledge Stock may be sold and any controlling person of any thereof to such liabilities, as would make the making of a public sale of the Pledge Stock impractical. Accordingly, Pledgor hereby agrees that private sales made by Secured Party in accordance with the provisions of Section 7 hereof may be at prices and on other terms less favorable to the seller than if the Pledge Stock were sold at public sale, and that Secured Party shall not have any obligation to take any steps in order to permit the Pledge Stock to be sold at a public sale complying with the requirements of federal and state securities and similar laws, and that sale may be at a private sale provided that such sale is made at arms length and in a commercially reasonable manner.

     8. Indemnification. Pledgor agrees to indemnify and hold harmless Secured Party (to the full extent permitted by law) from and against any and all claims, demands, losses, judgments and liabilities for penalties and excise taxes of whatever nature, and to reimburse Secured Party for all costs and expenses, including reasonable legal fees and disbursements, growing out of or resulting from the Pledge Stock, this Pledge Agreement or the administration and enforcement or exercise of any right or remedy granted to Secured Party hereunder. In no event shall Secured Party be liable to Pledgor for any matter or thing in connection with this Pledge Agreement other than to account for moneys actually received by it in accordance with the terms hereof.

     9. Distribution of Pledge Stock. Upon enforcement of this Pledge Agreement following the occurrence of an Event of Default under the Credit Agreement or any other Loan Documents, the proceeds of the Pledge Stock shall be applied as received by Secured Party in the manner provided in the Credit Agreement.

     10. Release of Pledge Stock. Upon full payment of the Loan and satisfaction of all Obligations in connection therewith, Secured Party shall take all action necessary to terminate the security interest in the Pledge Stock.

     11. Further Assurances. Pledgor agrees that at any time and from time to time upon the request of Secured Party, Pledgor will execute and deliver such further documents and do such further acts and things as Secured Party reasonably requests in order to effect the purposes of this Pledge Agreement.

     12. No Waiver; Cumulative Remedies. Secured Party shall not by any act, delay, omission or otherwise be deemed to have waived any of its rights or remedies hereunder and no waiver shall be valid unless in writing, signed by Secured Party, and then only to the extent therein set forth. A waiver by Secured Party of any right or remedy hereunder on any one occasion shall not be construed as a bar to any right or remedy which Secured Party would otherwise have on any future occasion. No failure to exercise or any delay in exercising on the part of Secured Party any right, power or privilege hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided are cumulative and not exclusive of any rights and remedies provided by law.

     13. Severability of Provisions. The provisions of this Pledge Agreement are severable, and if any clause or provision hereof shall be held invalid or unenforceable in whole or in part, then such invalidity or unenforceability shall attach only to such clause or provision or part thereof and shall not in any manner affect such clause or provision in any other jurisdiction or any other clause or provision in this Pledge Agreement in any jurisdiction.

     14.  Amendments; Choice of Law; Binding Effect.

          a. None of the terms or provisions of this Pledge Agreement may be altered, modified or amended except by an instrument in writing, duly executed by each of the parties hereto.

          b. This Pledge Agreement shall be governed by and construed and interpreted in accordance with the laws of the State of Ohio.

          c. This Pledge Agreement shall be binding upon an inure to the benefit of the parties hereto and their respective successors and assigns.

     15. Address of Notices. All notices, requests, demands and other communications provided for hereunder shall be in writing, and if addressed to Pledgor, mailed or delivered at:

                         Pages, Inc.
                         801 94th Avenue North
                         St. Petersburg, Florida  33702
                         Attention:     S. Robert Davis
                                   Chairman and President

     with a copy to:          Reid & Priest, LLP
                         40 West 57th Street
                         New York, New York  10019-4097
                         Attention:     Leonard Gubar, Esq.

and, if to Secured Party, mailed or delivered to it, addressed to it at:

                         The Provident Bank
                         One East Fourth Street
                         Cincinnati, Ohio  45202
                         Attention:     Alan R. Henning
                                   Vice President

     with a copy to:          Keating, Muething & Klekamp, P.L.L.
                         One East Fourth Street
                         Cincinnati, Ohio  45202
                         Attention:     J. David Rosenberg, Esq.

or, as to each party, at such other address as shall be designated by such party in a written notice to the other complying as to delivery with the terms of this section. All notices, requests, demands and other communications provided for hereunder shall be deemed given or delivered if in writing addressed as provided above and if either (i) actually delivered at said address; or (ii) in, the case of a letter, three (3) Business Days shall have elapsed after the same shall have been deposited in the United States mail, postage prepaid and registered or certified.

     16.   Headings.      The descriptive headings hereunder used  are  for
convenience only and shall not be deemed to limit or otherwise effect the construction of any provision hereof.

     17. Counterpart Execution. This Pledge Agreement may be executed in several counterparts each of which shall constitute an original, but all of which together shall constitute one and the same agreement.


Remainder of page intentionally left blank. Signature page follows.
     IN WITNESS WHEREOF, the undersigned have caused this Pledge Agreement to be duly executed and delivered as of the day and year first above written.

WITNESSES:                         PLEDGOR:

                                   PAGES, INC.

                                   By: Randall J. Asmo, Vice President


                                   SECURED PARTY:

                                   THE PROVIDENT BANK

                                   By: Alan R. Henning
                                       Vice President




                          EXHIBIT "B"

                          Pledge Stock


Pledge Shares                 Certificate  No.                   No. Shares

                                                       EXHIBIT D

                  FORM OF TERM PROMISSORY NOTE


          THIS NOTE AND THE INDEBTEDNESS EVIDENCED HEREBY ARE SUBORDINATE IN THE MANNER AND TO THE EXTENT SET FORTH IN THAT CERTAIN SUBORDINATION AND INTERCREDITOR AGREEMENT (THE "SUBORDINATION AGREEMENT") DATED AS OF JANUARY 21, 1998, AMONG THE PROVIDENT BANK, PAGES, INC., AND THE HUNTINGTON NATIONAL BANK, TO THE SENIOR DEBT (AS DEFINED IN THE SUBORDINATION AGREEMENT) OWED BY PAGES BOOK FAIRS, INC. AND PAGES LIBRARY SERVICES, INC., WHOLLY-OWNED SUBSIDIARIES OF PAGES, INC., OR BY PAGES, INC. TO THE HOLDERS OF ALL SENIOR DEBT IN ACCORDANCE WITH THE TERMS THEREOF.

$3,000,000.00                                    Cincinnati, Ohio
                                                 January 21, 1998

     THIS TERM PROMISSORY NOTE ("Note") is made and entered into as of the date hereof by PAGES, INC., a Delaware corporation (the "Borrower"), to the order of THE PROVIDENT BANK, an Ohio banking corporation (hereinafter, together with its permitted successors and assigns, called "Bank").

     This Note has been executed and delivered in connection with a certain Credit Agreement dated as of January 21, 1998, by and between Borrower and Bank (the "Credit Agreement") and is subject to the terms and conditions of the Credit Agreement. All capitalized terms used herein shall have the meanings assigned to them in the Credit Agreement unless the context hereof requires otherwise.

     Borrower, for value received, promises to pay to the order of Bank, at Bank's Head Office the principal sum of THREE MILLION AND 00/100 DOLLARS ($3,000,000.00), together with interest at the annual rate equal to twelve and one-half percent (12.5%) ("Term Loan Interest Rate") and at the Default Interest Rate of two percent (2%) in excess of the Term Loan Interest Rate. Interest shall be due and payable monthly in arrears on the first day of each month commencing on February 1, 1998 and thereafter. All interest under this Note shall be computed on the basis of the actual number of days elapsed over an assumed year consisting of three hundred sixty (360) days.

     Borrower shall pay to Bank, commencing on February 1, 2001 and on the first day of each month thereafter, monthly installments of principal, each in the amount of Eighty-Three Thousand Three Hundred Thirty-Three and 34/100 Dollars ($83,333.34), provided that, in any event, the last installment payable on this Note shall be in an amount sufficient to pay in full the entire unpaid principal and accrued interest of this Note. All of the indebtedness evidenced by this Note shall, if not sooner due and payable as provided in the Credit Agreement, be in any event absolutely and unconditionally due and payable in full by Borrower on February 1, 2004.

     If any payment of principal, interest or other charge due hereunder is not paid when due, or in the event of an Event of Default under the Credit Agreement, this Note shall, at the option of Bank, become immediately due and payable, upon demand by Bank, except that if there shall be an Event of Default under Section 9.1(h) of the Credit Agreement, this Note shall automatically and immediately be due and payable without demand.

     Borrower hereby (i) waives presentment, demand, notice of demand, protest, notice of protest and notice of nonpayment and any other notice required to be given by law in connection with the delivery, acceptance, performance, default or enforcement of this Note, of any indorsement or guaranty of this Note; and (ii) consents to any and all delays, extensions, renewals or other modifications of this Note or waivers of any term hereof or the failure to act on the part of Bank or any indulgence shown by Bank, from time to time and in one or more instances, (without notice to or further assent from Borrower) and agrees that no such action, failure to act or failure to exercise any right or remedy, on the part of Bank shall in any way affect or impair the obligations of Borrower or be construed as a waiver by Bank of, or otherwise affect, any of Bank's rights under this Note, under any indorsement or guaranty of this Note.

     Anything herein to the contrary notwithstanding, the obligations of Borrower under this Note, the Credit Agreement or any other Loan Documents shall be subject to the limitation that payments of interest shall not be required to the extent that receipt of any such payment by the Bank would be contrary to the provisions of law applicable to the Bank limiting the maximum rate of interest that may be charged or collected by the Bank. Without limiting the generality of the foregoing, all calculations of the rate of interest contracted for, charged or received under this Note which are made for the purposes of determining whether such rate of interest exceeds the maximum rate of interest permitted by applicable law shall be made, to the extent permitted by applicable law, by amortizing, prorating, allocating and spreading in equal parts during the period of the full stated term of this Note, all interest at any time contracted for, charged or received in connection with the indebtedness evidenced by this Note.

     The provisions of this Note shall be governed by and interpreted in accordance with the laws of Ohio.

     The undersigned hereby designates all courts of record sitting in Cincinnati, Ohio and having jurisdiction over the subject matter, state and federal, as forums where any action, suit or proceeding in respect of or arising from or out of this Note, its making, validity or performance, may be prosecuted as to all parties, their successors and assigns, and by the foregoing designation the undersigned consents to the jurisdiction and venue of such courts.

     TIME  IS OF THE ESSENCE IN THE PERFORMANCE OF THE OBLIGATIONS OF  THIS
NOTE.


Remainder of page intentionally left blank.  Signature page follows.

     IN WITNESS WHEREOF, the undersigned has executed this Term Promissory Note the day and year set forth above.


                                   PAGES, INC.,
                                   a Delaware corporation



                                   By:
                                        Randall J. Asmo, Vice President

                                                        EXHIBIT E

                FORM OF LETTER OF UNDERSTANDING


                        January 21, 1998



The Huntington National Bank
41 South High Street
Columbus, Ohio  43215
Attention:     Thomas Myers
          Vice President

          RE:  Pages, Inc. ("Pages")
               Pages Book Fairs, Inc. ("PBF")
               Pages Library Services, Inc. ("PLS")

Dear Mr. Myers:

     The Huntington National Bank ("Huntington"), The Provident Bank ("Provident") and Pages are party to a Subordination and Intercreditor Agreement of even date ("Agreement"). The capitalized terms not defined in this letter shall have the meanings ascribed to them in the Agreement.

     Pursuant to the terms of the Junior Credit Agreement, Provident has agreed to make a $3,000,000.00 loan to Pages ("Junior Debt"), which loan is subordinated to the loan made by Huntington to PBF and PLS pursuant to the terms of the Senior Credit Agreement ("Senior Debt"), all as more particularly described in the Agreement.

     As part of the collateral security for the Senior Debt, Pages has granted to Huntington a security interest and pledge of all the capital stock of PBF and PLS ("Pledged Securities"). A description of the Pledged Securities is attached hereto. In connection with such security interest and pledge, Pages has delivered the stock certificates representing the Pledged Securities into the possession of Huntington.

     As part of the collateral security for the Junior Debt, Pages has granted to Provident a security interest and pledge in the Pledged Securities, which security interest and pledge is subordinate to that of Huntington as provided in the Agreement.

     Pages authorizes and instructs Huntington to hold the Pledged Securities for purposes of perfecting Provident's security interest therein. Pages, Borrowers and Huntington agree that if and when Huntington releases its security interest and pledge in the Pledged Securities, Huntington shall deliver such Pledged Securities directly to Provident, at the address set forth in the Credit Agreement, except to the extent that Huntington is restrained or enjoined by any order of any court or ruling of any administrative agency; provided, however, that Huntington shall not be required to take any action which exposes Huntington to any liability or is contrary to any applicable law, unless Huntington shall be furnished with an indemnification reasonably satisfactory to Huntington with respect thereto. In performing any contractual obligation hereunder, Huntington does not assume and shall not be deemed to have assumed any obligation or relationship of agency, trustee or fiduciary with any of the other parties to this letter agreement.

     Please indicate your concurrence with the foregoing by signing this letter in the space below.

                                   Very truly yours,

                                   THE PROVIDENT BANK



                                   By:
                                        Alan R. Henning, Vice President

AGREED AND ACCEPTED:

THE HUNTINGTON NATIONAL BANK       PAGES BOOK FAIRS, INC.


By:                                By:

Its:                               Its:

PAGES, INC.                             PAGES LIBRARY SERVICES, INC.


By:                                By:

Its:                               Its:


               Description of Pledged Securities


Certificate  No.     Dated                Issuer                    No.  of
Shares

                                                        EXHIBIT F

             FORM OF OPINION OF COUNSEL TO BORROWER


                        January 21, 1998



The Provident Bank
One East Fourth Street
Cincinnati, Ohio  45202

Gentlemen:

     We have acted as counsel to Pages, Inc., a Delaware corporation ("Borrower"), and its two wholly-owned subsidiaries, Pages Book Fairs, Inc., a Florida corporation ("PBF"), and Pages Library Services, Inc., a Florida corporation ("PLS"), in connection with the Credit Agreement dated as of January 21, 1998 (the "Credit Agreement"), by and between the Borrower and The Provident Bank ("Lender"). Capitalized terms defined in the Credit Agreement and not defined herein shall have their defined meanings when used herein. This opinion letter is delivered to you pursuant to Section 7.1 of the Credit Agreement.

     In connection with our opinions expressed herein, we have examined executed copies of the following documents: (i) the Credit Agreement, (ii) the Term Promissory Note in the stated principal amount of $3,000,000.00, dated as of even date and made by the Borrower in favor of the Lender ("Note"), (iii) the Pledge Agreement dated as of even date ("Pledge Agreement"), (iv) the Guaranty Agreements dated as of even date, (v) copies of the financing statements on Form UCC-1 (the "Financing Statements") filed in the Office of the Secretary of State of the states of California, Florida, Georgia, Ohio, Oklahoma, Maryland and Tennessee, and the county offices of Orange County, California, Pinellas County, Florida, Cobb County, Georgia, Franklin County, Ohio, Oklahoma County, Oklahoma, Montgomery County, Maryland and Davidson County, Tennessee
(collectively, the "Filing Offices"), executed by the Borrower, PBF and PLS, as debtors, in favor of the Lender, and (vi) originals or copies, certified or otherwise identified to our satisfaction, of such other documents, corporate records, certificates of public officials and other instruments as we have deemed necessary, relevant, or advisable for purposes of this opinion letter. The Credit Agreement, the Note, Pledge Agreement, Guaranty Agreements and the Financing Statements are collectively referred to herein as the "Loan Documents."

     For purposes of this opinion letter, we have assumed (i) the genuineness of the signatures and of, except with respect to the Borrower, the authority of individuals signing all documents in connection with which this opinion letter is rendered on behalf of the parties thereto, (ii) the authenticity of all documents submitted to us as originals, (iii) the conformity to original documents of all documents submitted to us as copies, (iv) the correctness and accuracy of all facts set forth in all certificates and reports identified in this opinion letter, and (v) the due authorization, execution, delivery of and the validity and binding effect of the Loan Documents with respect to the Lender.

     Based upon and subject to the foregoing and the other assumptions, qualifications and limitations set forth herein, we are of the opinion that, as of the date of this opinion letter:

          i. Borrower, PBF and PLS (collectively, "Signers") are corporations duly incorporated, validly existing and in good standing under the laws of the States of Delaware and Florida and are duly qualified and authorized to do business as a foreign corporation in the each state set forth on Schedule 2.

          ii. The execution and delivery by Signers of each of the Loan Documents to which it is a party, and the performance by Signers, of their obligations thereunder, are within the corporate powers of Signers, has been duly authorized by all necessary corporate action on the part of Signers, are not in contravention of any law which, to our knowledge, is applicable to Signers, or the terms of the certificates of incorporation or by-laws of Signers, and do not require the consent or approval of any governmental body, agency or authority which has not been received. Each of the Loan Documents to which Signers are parties constitutes the valid and binding obligation of Signers against them in accordance with its terms.

          iii. To our knowledge, no litigation or other proceeding before any court or administrative agency is pending or threatened against Signers, except as noted in Schedule 5.10 to the Credit Agreement.

          iv. No portion of the loans made pursuant to the Credit Agreement will constitute a loan for the purpose of purchasing or carrying out "margin security" or "margin stock" as such terms are used in Regulations G, T, U and X of the Board of Governors of the Federal Reserve System.

          v. The provisions of the Loan Documents are sufficient to create in the Lender's favor a security interest in all right, title and interest of each of Signers in the Collateral described in the Financing Statements in which a security interest may be created under Article 9 of the Uniform Commercial Code (the "Code"). The description of Collateral as set forth in the Financing Statements is sufficient to perfect a security interest in the items and types of collateral described therein in which a security interest may be perfected by the filing of financing statements under the Code, except that we express no opinion as to the factual accuracy of any description of the Collateral. Assuming that the Financing Statements were filed in the filing offices set forth in Schedule 1, and have not subsequently been released, terminated or modified, the Lender's security interest in the Collateral described in such Financing Statements has been perfected, to the extent such a security interest may be perfected under the Code by the filing of financing statements.

          vi. The Pledge Agreement is effective under the Code to create a valid and enforceable security interest in favor of Lender in all right, title and interest of Signers in the Pledge Stock (as such term is defined in the Pledge Agreement) as security for payment of the Obligations secured hereby (as such term is defined in the Pledge Agreement). Upon delivery pursuant to the Pledge Agreement by Signers to Lender of the stock certificates representing the Pledge Stock accompanied by undated stock powers duly executed in blank, and assuming continued possession thereafter of such stock certificates and stock powers by the Lender, the security interest created by the Pledge Agreement will constitute a perfected security interest under the Code.

                                                        EXHIBIT G

                     OFFICER'S CERTIFICATE
                               OF
                          PAGES, INC.


     Pursuant to Section 4.1(o) of the Credit Agreement dated as of January 21, 1998 ("Credit Agreement"), by and among PAGES, INC., a Delaware corporation, together with its successors and assigns (hereinafter
"Borrower"), and THE PROVIDENT BANK, an Ohio banking corporation (hereinafter "Lender"), the undersigned hereby certifies to the best of its knowledge that:

     1. All representations and warranties of the Borrower under the Credit Agreement are true and correct in all material respects on and as of the date hereof.

     2. The Borrower has performed and complied with all the covenants, agreements and conditions required by the Credit Agreement to be performed or complied with by it prior to or at the Closing Date.

     3. All documents to be executed and delivered by the Borrower at the Closing Date have been duly executed and authorized by the Board of Directors of the Borrower.

     4. As of the date hereof, Borrower has working capital cash availability under its Senior Debt facility of at least Three Hundred Thousand Dollars ($300,000.00).

     Capital terms used herein without definition shall have the meanings ascribed to them in the Credit Agreement.

     IN WITNESS WHEREOF, the undersigned has executed this Certificate as of January 21, 1998.

                                   BORROWER:

                                   PAGES, INC., a Delaware corporation



                                   By:
                                        Randall J. Asmo, Vice President


                            WARRANT


     Neither this Warrant, nor the shares of capital stock for which it is exercisable, have been registered under the Securities Act of 1933 or any applicable state securities laws, and no transfer or assignment of this Warrant or the shares issuable upon its exercise may be made in the absence of an effective registration statement under such laws or the availability of exemptions from the registration provisions thereof in respect of such transfer or assignment in the opinion of counsel satisfactory to the Company. Moreover, this Warrant and the shares of capital stock for which it is exercisable are subject to restrictions on transferability and similar restrictions as set forth in a Warrant Agreement dated as of January 21, 1998, relating to the issuance of this Warrant (a copy of which Agreement is on file with the Company's Secretary and will be made available upon request of a Warrant Holder or proposed transferee).

Warrant Certificate No. 1             Warrants for 391,514 Shares

Original Issue Date:  January 21, 1998


                WARRANT TO PURCHASE COMMON STOCK

                               OF

                          PAGES, INC.


     This certifies that THE PROVIDENT BANK, an Ohio banking corporation, or its registered assigns ("Holder"), is entitled, subject to the terms set forth below, at any time on or after the date hereof until January 21, 2008, to purchase from PAGES, INC., a Delaware corporation (the "Company"), up to three hundred ninety-one thousand five hundred fourteen (391,514) fully-paid and non-assessable shares of the Company's common stock ("Common Stock") upon surrender hereof, at the principal office of the Company, with the subscription form annexed hereto duly executed, and simultaneous payment therefor, at the purchase price of Two and 25/100 Dollars ($2.25) per share (the "Exercise Price"). The number and character of such shares of Common Stock are subject to adjustment as provided below.

     1. The Warrants. This Warrant is issued to Holder in connection with a certain Warrant Agreement dated as of January 21, 1998, between the Company and The Provident Bank (the "Warrant Agreement"). The term "Warrants" as used herein shall include all Warrants issued in connection with the Warrant Agreement and also any warrants delivered in substitution or exchange therefor as provided herein. This Warrant does not entitle the Holder to any rights as a stockholder of the Company except as set forth herein or in the Warrant Agreement.

     2.   Exercise.

          a. Full Exercise. Subject to compliance with the provisions hereof, this Warrant may be exercised by the Holder, in whole or in part, during the period of exercise specified above, at any time or from time to time, on any business day, by surrendering the Warrant at the principal office of the Company, 801 94th Avenue North, St. Petersburg, Florida 33702, with the form of Election to Exercise in substantially the form of Exhibit A fully executed, together with payment in cash or immediately available funds of the sum obtained by multiplying: (i) the number of shares of Common Stock for which the Warrant is being exercised; by (ii) the Exercise Price, provided, however, that all or part of such payment may be made by the surrender by such Holder to the Company, at the aforesaid office or agency, of any instrument evidencing indebtedness of the Company, or any other corporation of which the Company owns at least fifty percent (50%) of the voting stock. All indebtedness so surrendered shall be credited against such Exercise Price in an amount equal to the outstanding principal amount thereof plus accrued but unpaid interest to the date of surrender.

          b. Partial Exercise. This Warrant may be exercised for less than the full number of shares of Common Stock or any fraction thereof called for hereby, during the period of exercise specified above, at any time or from time to time, in the manner set forth in Section 6.a. Upon any partial exercise, the number of shares receivable upon the exercise of this Warrant as a whole, and the sum payable upon the exercise of this Warrant as a whole, shall be proportionately reduced. Upon such partial exercise, this Warrant shall be surrendered and a new Warrant of the same tenor and for the purchase of the number of such shares not purchased upon such exercise shall be issued by the Company to the registered Holder hereof within five (5) days after such exercise. A Warrant shall be deemed to have been exercised immediately prior to the close of business on the date of its surrender for exercise as provided above, and the person entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the Holder of such shares of record as of the close of business on such date. As soon as practicable on or after such date, but in any event within five (5) days after payment of the Exercise Price pursuant to this Section 6, the Company shall issue and deliver to the person or persons entitled to receive the same a certificate or certificates for the number of shares of Common Stock issuable upon such exercise.

     3. Payment of Taxes. All shares of Common Stock issued upon the exercise of a Warrant shall be validly issued, fully paid and non-assessable and free of any security interest or other adverse claims or encumbrances and free of claims of pre-emptive rights. The Company shall pay all issuance taxes and similar governmental charges that may be imposed in respect of the issue or delivery thereof, but in no event shall the Company pay a tax on or measured by the net income or gain attributed to such exercise. The Company shall not be required, however, to pay any tax or other charge imposed in connection with any transfer of a Warrant or any transfer involved in the issue of any certificate for shares of Common Stock in any name other than that of the registered Holder of the Warrant surrendered in connection with the purchase of such shares, and in such case the Company shall not be required to issue or deliver any stock certificate until such tax or other charge has been paid or it has been established to the Company's reasonable satisfaction that no tax or other charge is due.

     4. Unregistered Securities. The Holder acknowledges that, in taking unregistered Warrants, it must continue to bear the economic risk of its investment for an indefinite period of time because of the fact that such Warrants have not been registered under the Securities Act of 1933 and further realizes that such Warrants cannot be sold unless they are subsequently registered under the Securities Act or 1933 or an exception or exemption from such registration is available. The Holder also acknowledges that appropriate legends reflecting the status of the Warrants under the Securities Act of 1933 may be placed on the face of the Warrant certificates at the time of their transfer and delivery to the Holder hereof. The transfer of this Warrant and the shares issuable upon exercise of this Warrant is subject to the terms of this Warrant and the terms and provisions of the Warrant Agreement.

     5. Exchanges. This Warrant is exchangeable, upon the surrender hereof by the Holder at the principal office of the Company together with the form of transfer authorization attached hereto as Exhibit B duly executed, for new Warrants for the same aggregate number of shares of Warrant Stock, each new Warrant to represent the right to purchase such number of shares as the Holder shall designate at the time of such exchange.

     6.   Adjustments.

          a. Adjustments for Issue or Sale of Common Stock at Less Than Exercise Price. If the Company shall issue or sell shares of its Common Stock (other than those excepted by Section 10.b..(12)) for a consideration per share less than the Exercise Price (or, if an Adjusted Exercise Price shall be in effect by reason of a previous adjustment under this Section 10.a as provided below, then less than such Adjusted Exercise Price), then and in each such case the Holder of this Warrant, upon the exercise hereof, shall be entitled to receive, in lieu of the shares of Common Stock theretofore receivable upon the exercise of this Warrant, a number of shares of Common Stock determined by (a) dividing the Exercise Price by an Adjusted Exercise Price to be computed as provided below in this Section 10.a, and (b) multiplying the resulting quotient by the number of shares of Common Stock called for on the face of this Warrant. Such Adjusted Exercise Price shall be computed (to the nearest cent, a half cent or more being considered a full cent) by dividing:
               (1)   the sum of (x) the result obtained by multiplying  the
     number of shares of Common Stock of the Company outstanding immediately prior to such issue or sale by the Exercise Price (or, if an Adjusted Exercise Price shall be in effect by reason of a previous adjustment under this Section 10.a, by such Adjusted Exercise Price), and (y) the consideration, if any, received by the Company upon such issue or sale; by

               (2) the number of shares of Common Stock of the Company outstanding immediately after such issue or sale.

No adjustment of the Warrant Exercise Price, or Adjusted Exercise Price if in effect, however, shall be made in an amount less than $.01 per share, but any such lesser adjustment shall be carried forward and shall be made at the time and together with the next subsequent adjustment which together with any adjustments as so carried forward shall amount to $.01 per share or more. For the purpose of this Section 10.a, the following Sections
5.1.1 to 10.b..(12) shall be applicable;

          b.   Dividends in Common Stock or Convertible Securities.

               (1) In case at any time the Company shall declare any dividend or order any other distribution, upon any stock of the Company of any class payable in Common Stock, or in any stock or other securities directly or indirectly convertible into or exchangeable for Common Stock (any such stock or other securities being hereinafter called "Convertible Securities"), such declaration or distribution shall be deemed to be an issue and sale (as of the record date), without consideration, of such Common Stock or the Common Stock covered by such Convertible Securities, as the case may be.

               (2) Dividends in Other Stock, Securities or Property. In case at any time the Company shall declare any dividend or order any other distribution, upon any class of stock of the Company payable in stock of the Company of a different class (other than Common Stock or Convertible Securities covered by Section 10.b), other securities of the Company or other property of the Company (other than cash), such declaration or distribution shall be deemed an issue and sale, without consideration, of shares of Common Stock in an amount determined as follows:

                    (a) if there is a public market for such distributed stock, securities or property, then the value of such distributed stock, securities or property shall equal the then current market value of such stock, securities or property determined as of the close of business on the trading day immediately preceding the date of declaration of such dividend or distribution;

                    (b) if there is not a public market for such distributed stock, securities or property, then:
                         (i) the value of such distributed stock, securities, or property shall be determined in good faith by the Board of Directors of the Company as of the record date of the dividend or distribution;

                         (ii) the value of a share of the Common Stock shall be determined in good faith by the Board of Directors of the Company as of the record date of the aforesaid dividend or distribution;

                         (iii) the amount determined under clause (i) shall be divided by the amount determined under clause (ii) and the quotient to the next higher full number shall be deemed the number of shares of Common Stock of the Company issued, without consideration, by reason of said dividend or distribution.

               Provided, however, that in the event of a distribution to shareholders of stock of a subsidiary or securities convertible into or exercisable for such stock, the Holder of this Warrant, upon the exercise hereof, at any time after such distribution, shall be entitled to receive the stock or other securities to which such Holder would have been entitled if such Holder had exercised this Warrant immediately prior thereto, all subject to further adjustment as provided in Section 10.a, and no Common Stock shall have been deemed to have been issued.

               (3) Dividends in Cash Out of Capital or Surplus. If the Company shall declare any dividend or order any other distribution upon any stock of the Company, in cash paid or payable out of stated capital or paid-in surplus or surplus created as a result of a re-evaluation of property (determined in each case on a consolidated basis) then to the extent that the amount so paid or payable shall exceed the earned surplus on a consolidated basis, such excess shall be deemed an issue and sale (as of the record date), without consideration, of shares of Common Stock in an amount determined as follows:

                    (a) the value of a share of Common Stock, as of the record date, shall be determined in good faith by the Board of Directors of the Company;

                    (b) amount of said excess shall be divided by the value determined under clause (i) and the quotient so determined to the next higher whole number shall be deemed the number of shares of Common Stock issued and sold without consideration.

               (4) Reclassification. If the Company shall order any distribution of any stock of the Company (including Common Stock) or other securities (including Convertible Securities) or property (including cash) by way of stock split, spin-off, split-up, reclassification, reverse stock split, combination of shares or similar corporate rearrangement, such distribution shall be deemed an issue and sale, without consideration, of shares of Common Stock as follows:

                    (a) in the case of a distribution in shares of the Common Stock in the amount of said distribution;

                    (b) in the case of a distribution of Convertible Securities as provided in Section 10.b..(5);

                    (c) in the case of a distribution of other stock, securities or property (including cash) as provided in Section 10.b..(2) (for this purpose treating cash as other property).

               (5) Issuance or Sale of Convertible Securities. If the Company shall issue or sell any Convertible Securities, there shall be determined the price per share for which Common Stock is issuable upon the conversion or exchange thereof, such determination to be made by dividing the total amount received or receivable by the Company as consideration for the issue or sale of such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Company upon the conversion or exchange thereof, by the maximum number of shares of Common Stock of the Company issuable upon conversion or exchange of all of such Convertible Securities; and such issue or sale shall be deemed to be an issue or sale for cash (as of the date of issue or sale of such Convertible Securities) of such maximum number of shares of Common Stock at the price per share so determined.

                    If such Convertible Securities shall by their terms provide for an increase or increases, with the passage of time, in the amount of additional consideration, if any, payable to the Company, or in the rate of exchange, upon the conversion or exchange thereof, the Adjusted Exercise Price shall, forthwith upon any such increase becoming effective, be readjusted (but to no greater extent than originally adjusted) to reflect the same.

                    If any rights of conversion or exchange evidenced by such Convertible Securities shall expire without having been exercised, the Adjusted Exercise Price shall forthwith be readjusted to be the Adjusted Exercise Price which would have been in effect had an adjustment been made on the basis that the only shares of Common Stock actually issued or sold were those issued upon the conversion or exchange of such Convertible Securities, and that they were issued or sold for the consideration actually received by the Company upon such conversion or exchange, plus the consideration, if any, actually received by the Company for the issue or sale of each of the Convertible Securities as were actually converted or exchanged.
               (6) Grant of Rights, Warrants or Options for Common Stock. If the Company shall grant any rights, warrants or options to subscribe for, purchase or otherwise acquire Common Stock (other than those excepted by Section 10.b..(12)), there shall be determined the minimum price per share for which Common Stock is issuable upon the exercise of such rights, warrant or options, such determination to be made by dividing the total amount, if any, received or receivable by the Company as consideration for the granting of such rights, warrants or options, plus the minimum aggregate amount of additional consideration payable to the Company upon the exercise of such rights, warrants or options, by the maximum number of shares of Common Stock of the Company issuable upon the exercise of such rights, warrant or options; and such grant shall be deemed to be an issue or sale for cash (as of the date of the granting of such rights, warrants or options) of such maximum number of shares of Common Stock at the price per share so determined.

                    If such rights, warrants or options shall by their terms provide for an increase or increases, with the passage of time, in the amount of additional consideration payable to the Company upon the exercise thereof, the Adjusted Exercise Price shall, forthwith upon any such increase becoming effective, be readjusted (but to no greater extent than originally adjusted) to reflect the same.

                    If any such rights, warrants or options shall expire without having been exercised, the Adjusted Exercise Price shall forthwith be readjusted to the Adjusted Exercise Price which would have been in effect had an adjustment been made on the basis that the only shares of Common Stock so issued or sold were those actually issued or sold upon the exercise of such rights, warrants or options and that they were issued or sold for the consideration actually received by the Company upon such exercise, plus the consideration, if any, actually received by the Company for the granting of all such rights, warrants or options.

               (7) Grant of Rights, Warrants or Options for Convertible Securities. If the Company shall grant any rights, warrants or options to subscribe for, purchase or otherwise acquire Convertible Securities, such Convertible Securities shall be deemed, for the purpose of Section 10.b..(5), to have been issued and sold (as of the actual date of issue or sale of such Convertible Securities) for the total amount received or receivable by the Company as consideration for the granting of such rights, warrants or options plus the minimum aggregate amount of additional consideration, if any, payable to the Company upon the exercise of such rights, warrants or options.

                    If such rights, warrants or options shall by their terms provide for an increase or increases, with the passage of time, in the amount of additional consideration payable to the Company upon the exercise thereof, the Adjusted Exercise Price shall, forthwith upon any such increase becoming effective, be readjusted (but to no greater extent than originally adjusted) to reflect the same.

                    If any such rights, warrants or options shall expire without having been exercised, the Adjusted Exercise Price shall forthwith be readjusted to be the Adjusted Exercise Price which would have been in effect had an adjustment been made upon the basis that the only Convertible Securities so issued or sold were those issued or sold upon the exercise of such rights, warrants or options and that they were issued or sold for the consideration actually received by the Company for the granting of such rights, warrants or options actually exercised.

               (8) Determination of Consideration. Upon any issuance or sale for a consideration other than cash, or a consideration part of which is other than cash, of any shares of Common Stock or Convertible Securities or any rights or options to subscribe for, purchase or otherwise acquire any Common Stock or Convertible Securities, the amount of the consideration other than cash received by the Company shall be deemed to be the fair value of such consideration as deter mined in good faith by the Board of Directors of the Company. In case any Common Stock or Convertible Securities or any rights or options to subscribe for, purchase or otherwise acquire any Common Stock or Convertible Securities shall be issued or sold together with other stock or securities or other assets of the Company for a consideration which covers both, the consideration for the issue or sale of such Common Stock or Convertible Securities or such rights or options shall be deemed to be the portion of such consideration allocated thereto in good faith by the Board of Directors of the Company.

               (9) Record Date Deemed Issue Date. In case the Company shall take a record of the Holders of shares of its stock of any class for the purpose of entitling them to receive a dividend or a distribution payable in Common Stock or in Convertible Securities, or to subscribe for, purchase or otherwise acquire Common Stock or Convertible Securities, then such record date shall be deemed to be the date of the issue or sale of the Common Stock issued or sold or deemed to have been issued or sold upon the declaration of such dividend or the making of such other distribution, or the date of the granting of such rights or subscription, purchase of other acquisition, as the case may be.

               (10) Shares Considered Outstanding. The number of shares of Common Stock outstanding at any given time shall include shares issuable in respect to scrip certificates issued in lieu of fractions of shares of Common Stock, but shall exclude shares held in the treasury of the Company or by subsidiaries of the Company.

               (11) Duration of Adjustment Exercise Price. Following each computation or readjustment of an Adjusted Exercise Price as provided in this Section 10.a, the new Adjusted Exercise Price shall remain in effect until a further computation or readjustment thereof is required by this Section 10.a.

               (12) Excepted Issues and Sales. No adjustments pursuant to this Section 10.a shall be made in respect of (i) the issuance of shares of Common Stock upon exercise of Warrants issued pursuant to the Agreement; (ii) the issuance of shares of Common Stock upon the exercise of options and warrants to purchase Common Stock issued pursuant to any stock option plan for officers and employees of the Company up to 100,000 shares and exercisable at prices not less than the fair market values at the time of grant; and (iii) the exercise of warrants or the conversion of Convertible Securities to the extent that such warrants or Convertible Securities were outstanding on January 21, 1998. The number of shares of Common Stock referred to in this subparagraph shall be proportionately adjusted to reflect any reclassification, subdivision or combination of Common Stock or any distribution or dividends on the Common Stock, payable in Common Stock.

          c. Reorganization, Consolidation, Merger. In case of any reorganization of the Company (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) after the Original Issue Date, or in case, after such date, the Company (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all of its assets to another corporation, then and in each such case the Holder of this Warrant, upon the exercise hereof as provided in Section 2, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the stock or other securities and property receivable upon the exercise of this Warrant prior to such consummation, the stock or other securities or property to which such Holder would have been entitled upon such consummation if such Holder had exercised this Warrant immediately prior thereto, all subject to further adjustment as provided in Section 5. In each such case the terms of this Warrant shall be applicable to the shares of stock or other securities or property receivable upon the exercise of this Warrant after such consummation; provided, however, that if such reorganization, consolidation or merger is with any entity affiliated with the Company or any of its officers or directors, and would result in the elimination of all or substantially all of the rights to voting interests of the Holder in the surviving corporation, such Holder upon exercise hereof after such reorganization, consolidation, or merger shall be entitled to receive, at the Holder's option, in lieu of the stock or other securities or property to which such Holder would have been entitled upon such consummation if such Holder had exercised this Warrant immediately prior thereto, cash or voting securities in the proportions that the Holder may elect in the surviving corporation in an amount equivalent to the fair market value of the voting interest in the Company that such Holder would have received had the Warrant been exercised prior to such consummations.

          d. No Dilution or Impairment. The Company will not, by amendment of its certificate of incorporation or through reorganization, consolidation, merger, dissolution, issue or sale of securities, sale of assets or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of the Warrants, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such actions as may be necessary or appropriate in order to protect the rights of the Holders of the Warrants against dilution or other impairment. Without limiting the generality of the foregoing, the Company will take all such action as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and non-assessable shares upon the exercise of all Warrants at the time outstanding, and will take no action to amend its certificate of incorporation or by-laws which would change to the detriment of the Holders of Common Stock (whether or not any Common Stock be at the time outstanding) the dividend or voting rights of the Company's Common Stock; provided that nothing herein contained shall prohibit the issuance and sale of Preferred Stock of the Company at fair market value. In this regard, the Company shall be deemed to have undertaken a fiduciary duty with respect to the Holders of the Warrants.

          e. Accountants' Certificate as to Adjustments. Upon the request of Holder in each case of an adjustment in the shares of Common Stock or other stock, securities or property receivable on the exercise of the Warrants, the Company at its expense shall cause a firm of independent certified public accountants of recognized standing selected by the Company (who may be the accountants then auditing the books of the Company) to compute such adjustment in accordance with the terms of the Warrants and prepare a certificate setting forth such adjustment and showing in detail the facts upon which such adjustment is based, including a statement of:
  the consideration received or to be received by the Company for any additional shares of Common Stock issued or sold or deemed to have been sold; the number of shares of Common Stock outstanding or deemed to be outstanding; and the Adjusted Exercise Price. The Company will forthwith mail a copy of each certificate to each Holder of a Warrant at the time outstanding.

          f.   Notices of Record Date.  In case:

               i. the Company shall take a record of the Holders of its Common Stock (or other stock or securities at the time receivable upon the exercise of the Warrants) for the purpose of entitling them to receive any dividend or other distribution, or any right to subscribe for or purchase any shares of stock of any class or any securities, or to receive any other right, or

               ii. of any capital reorganization of the Company, any reclassification of the capital stock of the Company, any consolidation or merger of the Company with or into another corporation, except for mergers into the Company of subsidiaries whose assets are less than 10% of the total assets of the Company and its consolidated subsidiaries, or any conveyance of all or substantially all of the assets of the Company to another corporation, or

               iii. of any voluntary dissolution, liquidation or winding-up of the Company;

then, and in each such case, the Company will mail or cause to be mailed, to each Holder of a Warrant at the time outstanding a notice specifying, as the case may be, the date on which a record is to be taken for the purpose of such dividend, distribution or right, and stating the amount and character of such dividend, distribution or right, or the date on which such reorganization, reclassification, consolidation, merger, conveyance, dissolution, liquidation or winding-up is to take place, and the time, if any, to be fixed as of which the Holders of record of Common Stock (or such stock or securities at the time receivable upon the exercise of the
Warrants) shall be entitled to exchange their shares of Common Stock (or such other stock or securities) for securities or other property deliverable upon such reorganization, reclassification, consolidation, merger, conveyance, dissolution, liquidation or winding-up. Such notice shall be mailed at least 30 days prior to the date therein specified. The rights to notice provided in this Section are in addition to the rights provided elsewhere herein.

     7. Loss or Mutilation. Upon receipt by the Company of evidence satisfactory to it in the exercise of reasonable discretion, of the ownership of and the loss, theft, destruction or mutilation of any Warrant and, in the case of loss, theft or destruction, of indemnity satisfactory to it in the exercise of reasonable discretion, and, in the case of mutilation, upon surrender and cancellation thereof, the Company will execute and deliver in lieu thereof a new Warrant of like tenor.

     8. Reservation of Common Stock. The Company shall at all times reserve and keep available for issue upon the exercise of Warrants such number of its authorized but unissued shares of Common Stock as will be sufficient to permit the exercise in full of all outstanding Warrants and the issuance of all shares of Warrant Stock.

     9. Transfers. This Warrant and all rights hereunder are transferable on the books of the Company by any Holder hereof in person or by duly authorized attorney upon surrender of this Warrant at the principal office of the Company, together with the form of transfer authorization attached hereto as Exhibit B duly executed, provided that all conditions set forth below have been met. Absent any such transfer, the Company may deem and treat the Holder of this Warrant at any time as the absolute owner hereof for all purposes and shall not be affected by any notice to the contrary.

          a. Notice of Proposed Transfers. The Holder of this Warrant, by acceptance hereof, agrees prior to any transfer of Warrants or Warrant Stock issued or issuable upon exercise hereof to give written notice to the Company expressing such Holder's intention to effect such transfer and describing briefly the manner of the proposed transfer of such Warrants or Warrant Stock and designating the counsel for the Holder giving such notice.
          b. Opinion of Counsel. Upon request of Holder, if in the opinion of counsel to the Company, the proposed transfer of the Warrants or Warrant Stock issued or issuable upon the exercise hereof may be effected without registration under the Securities Act of 1933, as amended, as then in force (or any similar Federal statute then in force) or applicable state securities laws, the Company, as promptly as practicable, shall notify the Holder of such Warrants or Warrant Stock of such opinion, whereupon such Holder shall be entitled, but only in accordance with the terms of the notice delivered by such Holder to the Company, to transfer such Warrants or Warrant Stock.

     10. Definitions. For purposes of this Warrant the terms capitalized herein have the meanings set forth below.

               "Generally Accepted Accounting Principles" shall mean accounting principles which are (i) consistent with the principles promulgated or adopted for the United States by the Financial Accounting Standards Board and its predecessors in effect from time to time, (ii) applied on a basis consistent with prior periods, and
     (c) such that a certified public account would, insofar as the use of accounting principles is pertinent, be in a position to deliver an unqualified opinion as to financial statements in which such principles have been properly applied.

               "Outstanding Common Stock" shall be deemed to be that number of shares of Common Stock then outstanding on a fully diluted basis taking into account all shares convertible into common shares and the common share equivalent of all other securities, plus all shares of Common Stock that the Company is obligated to issue at the time or in the future by any outstanding warrant, option, convertible security or other agreement of any nature on a fully diluted basis taking into account all shares convertible into common shares and the common share equivalent of all other securities.

               "Securities Act" shall mean the Securities Act of  1933,  as amended, or any successor federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

               "Warrant Stock" shall mean Common Stock issuable upon exercise of this Warrant in accordance with its terms and any capital stock or other securities into which or for which such Common Stock shall have been converted or exchanged pursuant to any recapitalization, reorganization or merger of the Company.

     11. Warrant Agreement. The terms of the Warrant Agreement are incorporated by reference in this Warrant as fully as if the same were set forth herein, shall be considered an integral part of this Warrant and shall entitle the parties hereto to all rights and benefits accruing thereunder.

     12. Information. The Company shall furnish each Holder of Warrants with copies of all reports, proxy statements, and similar materials that it furnishes to Holders of its Stock. In addition, it shall furnish to each such Holder of Warrants copies of all reports filed by it with the Securities and Exchange Commission.

     13. Notices. All notices and other communications under this Warrant shall be in writing and shall be mailed by first-class registered or certified mail, postage prepaid, addressed (a) if to the Holder, at the registered address furnished to the Company in writing by the Holder of this Warrant, or (b) if to the Company, to the attention of its Chief Executive Officer at its principal office located at 801 94th Avenue North, St. Petersburg, Florida 33702, or such other location of its principal office as shall be furnished to the Holder in writing by the Company.

     14. Change, Waiver. Neither this Warrant nor any term hereof may be changed, waived, discharged or terminated orally but only by an instrument in writing signed by the party against which enforcement by the change, waiver, discharge or termination is sought.

     15.   Headings.   The  headings in this Warrant are  for  purposes  of
convenience of reference only and shall not be deemed to constitute a part hereof.

     16. Law Governing. This Warrant is delivered in the State of Ohio and shall be construed and enforced in accordance with and governed by the internal substantive laws of such State.


Remainder of page intentionally left blank.  Signature page follows.

January 21, 1998                                         PAGES,   INC.,   a
                                   Delaware corporation



                                   BY:_________________________________
                                        Randall J. Asmo, Vice President

  [Subscription Form to Be Executed Upon Exercise of Warrant]


     The undersigned registered Holder or assignee of such registered Holder of the within Warrant, hereby (1) subscribes for _______________ shares which the undersigned is entitled to purchase under the terms of the within Warrant, (2) makes payment of the Exercise Price called for by the within Warrant, and (3) directs that the shares issuable upon exercise of said Warrant be issued as follows:



                       __________________________________________
                                                           (Name)


                       __________________________________________
                                                        (Address)

                              Signature:




Dated:
                           EXHIBIT B

                          [Assignment]


            (To be executed by the registered Holder to enact a transfer of the within Warrant)


     FOR   VALUE  RECEIVED,  ______________________________  hereby  sells,
assigns,    and    transfers    unto   ______________________________    of
______________________________, the right to purchase shares evidenced by the within Warrant, and does hereby irrevocably constitute and appoint ______________________________ to transfer such right on the books of Company, with full power of substitution.



Dated:



                       __________________________________________
                              Signature



WITNESS:

                                                        EXHIBIT I

                   FORM OF WARRANT AGREEMENT


     THIS WARRANT AGREEMENT ("Agreement") is made and entered into as of January 21, 1998, by and between PAGES, INC., a Delaware corporation (the "Company"), and THE PROVIDENT BANK, an Ohio banking corporation ("Holder" and sometimes referred to as the "Initial Holder").

     WHEREAS, the Initial Holder and Company are parties to a certain Credit Agreement dated as of even date herewith, as the same may be amended or supplemented from time to time (the "Credit Agreement"); and

     WHEREAS, as a condition to the obligations of the Initial Holder under the Credit Agreement, the Company is required to (a) enter into this Agreement, and (b) issue to the Initial Holder Warrants (as defined below and in the form of Exhibit A) to purchase certain shares of Common Stock (as defined below) upon an exercise of said warrants at the price and upon the terms and conditions specified herein and therein (said warrants and all warrants subsequently issued by the Company to the Initial Holder, its successors and assigns including any Holder (as defined below), pursuant hereto or to any of said warrants, whether upon transfer, exchange or replacement thereof or otherwise, being hereinafter referred to collectively as the "Warrants", and each individually as a "Warrant");

     NOW, THEREFORE, the parties hereto agree as follows:

     1.   CERTAIN DEFINITIONS.

          In addition to terms defined elsewhere in this Agreement, the following terms shall have the following respective meanings:

          "Applicable Holders" shall mean (i) in the case of a registration pursuant to Section 5 hereof, those Holders signing a Request who desire to register and sell some or all of their Warrant Stock pursuant to such Request, together with any additional Holders who, not later than fifteen
(15) days after receipt of notice of a Request, elect in writing to Company to join in such Request, or (ii) in the case of a registration pursuant to
Section 6 hereof, those Holders requesting inclusion of Warrant Stock in such registration and whose Warrant Stock will be included in such registration.

          "Certificate of Applicable Holders" shall mean (i) in the case of a registration pursuant to Section 5 hereof, a resolution signed by the Holders of a majority of the Warrant Stock designated in a particular Request and certified by an officer of the Holder, or (ii) in the case of a registration pursuant to Section 6 hereof, a resolution signed by the Holders of a majority of the Warrant Stock that will be or were included in such registration.

          "Commission" shall mean the United States Securities and Exchange Commission and any successor federal agency having similar powers.

          "Common Stock" shall mean the common stock of the Company, par value $0.01 per share.

          "Company Documents" shall mean this Agreement and the Warrants, as any of the same may be amended, modified, supplemented or restated from time to time.

          "Convertible Securities" shall mean evidence of indebtedness, shares of stock or other securities which are directly or indirectly convertible into or exchangeable for, with or without payment of additional consideration, shares of Stock, either immediately or upon the arrival of a specified date or the happening of a specified event.

          "Exercise Price" of a share of Stock issuable upon the exercise of a Warrant shall mean Two and 25/100 Dollars ($2.25).

          "GAAP" shall mean generally accepted accounting principles in the United States at the time in effect.

          "Holder" and "Holders" shall mean the Initial Holder and its registered successors and assigns of the Warrants and of the Stock exchanged for the Warrants pursuant to this Agreement.

          "Law" shall mean any law (including common law), constitution, statute, treaty, regulation, rule, ordinance, order, injunction, writ, decree or award of any Official Body.

          "Lien" means any lien, mortgage, pledge, security interest, charge or other encumbrance of any kind including any conditional sale or other title retention agreement, any lease in the nature thereof, and any agreement to give any security interest.

          "Official Body" shall mean any governmental or political subdivision or any agency, authority, bureau, central bank, commission, department or instrumentality of either, or any court, tribunal, grand jury or arbitrator, in each case whether foreign or domestic.

          "Outstanding Common Stock" shall mean the total number of outstanding shares of Common Stock of the Company on a fully diluted basis, including, without limitation, all shares which may be issued pursuant to all outstanding Convertible Securities, the Warrants, warrants, options or agreements of any nature.

          "Person" shall include an individual, a company, a corporation, an association, a partnership, a joint venture, an unincorporated trade or business enterprise, a trust, an estate, or other legal entity or a government (national, regional or local), court, arbitrator or any agency, instrumentality or official of the foregoing.

          "Public Offering" shall mean any underwritten public offering of the Common Stock.

          "Purchase Price" means an amount equal to Two and 25/100 Dollars ($2.25) per share of Warrant Stock for each share issuable pursuant to the Warrant.

          The terms "register," "registered" and "registration" refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act of 1933, as amended (the "Securities Act"), and the declaration or ordering of the effectiveness of such registration statement.

          "Request" shall mean a request to register at least fifty-one percent (51%) of the shares of Warrant Stock then held collectively by the Holders pursuant to Section 5 hereof and signed by the Holders of such Warrant Stock and containing any and all information required by Sections 5 and 8 hereof; provided, however, that in no case may more than one Request be made under this Agreement.

          "Stock" shall mean (i) all classes and categories of the capital stock of the Company whether then issued or issuable, including without limitation, any shares of Common Stock, and (ii) any shares of Common Stock issued or issuable with respect to the Common Stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization.

          "Warrant Stock" shall mean Common Stock issuable upon exercise of the Warrant in accordance with its terms and any capital stock or other securities into which or for which such Common Stock shall have been converted or exchanged pursuant to any recapitalization, reorganization or merger of the Company.

     2.   WARRANT PURCHASE; ANTIDILUTION.

          a.   Warrant Purchase.

               i. Contemporaneously with the execution of this Agreement, the Company shall issue to the Initial Holder Warrants, in the form attached hereto as Exhibit A (the "Warrant"), evidencing the Initial Holder's right to purchase at the Exercise Price an aggregate number of shares of Common Stock equal to three hundred ninety-one thousand five hundred fourteen (391,514) shares, which represents five percent (5%) of the Outstanding Common Stock of the Company on a fully diluted basis less twenty-five thousand (25,000) shares of said Common Stock (416,514 minus 25,000 = 391,514).

               ii. On a fully diluted basis, the number of shares issuable pursuant to (i) above shall be calculated as of the date of this Agreement taking into account all outstanding shares of Common Stock (6,564,009); plus all shares of Common Stock which the Company is obligated to issue as of the date hereof or in the future by any outstanding warrant, option, convertible security or other agreement of any nature (1,349,758); less twenty-five thousand (25,000) shares of said Common Stock.

          b. No Voting Rights. Except as set forth herein, this Agreement shall not entitle any Holder to any voting rights or other rights as a shareholder of the Company, and no dividend or interest shall be payable or accrued in respect of the Warrant or this Agreement or the interest represented hereby or the shares of Warrant Stock which may be purchased hereunder until and unless, and except to the extent that, a Holder has duly exercised its rights under any Warrant issued to such Holder or its predecessor in interest and such Holder has been issued shares of Warrant Stock. The Company shall thereupon treat such Holder (or its designee) as the record owner of the shares of Warrant Stock obtained by such exercise for voting and all other purposes.

          c. Good Faith by Company. The Company will not, by amendment to its Certificate of Incorporation or through any reorganization, reclassification, consolidation, merger, sale of assets, dissolution, issue or sale of securities or other action, avoid or seek to avoid the observance or performance of any of the terms of this Agreement, but will at all times in good faith carry out all such terms and take all such action as may be necessary or appropriate to protect the rights of the Holders hereunder. In this respect, the Company shall be deemed to have assumed a fiduciary obligation to protect the rights of the Holders.

     3.   REPRESENTATIONS  AND  WARRANTIES  OF  HOLDERS;  RESTRICTIONS   ON
          TRANSFERABILITY.

          a. The Initial Holder hereby represents and warrants to the Company as set forth in this Section 3.a and each Holder other than the Initial Holder shall, upon its acquisition of a Warrant, be deemed to represent and warrant to the Company (severally and not jointly) as set forth in this Section 3.a. In addition, the representations and warranties set forth in this Section 3.a shall be deemed to be remade by a Holder from time to time to the Company as of the date a Warrant is exercised by such Holder.

               i.   Authorization.

                    (1)    Authorization  and  Compliance  With  Law.   The
          execution and delivery of this Agreement by the Holder, and any exercise or exchange of such Holder's Warrant pursuant to the terms  hereof  or  thereof,  have been  duly  authorized  by  all necessary action, corporate and otherwise, on the part of the Holder. The entry into this Agreement by the Holder, the acquisition and ownership of the Warrant issued to such Holder and the exercise or exchange of such Warrant pursuant to the terms hereof and thereof do not and will not violate any Law applicable to such Holder.

                    (2) Approvals. No authorization, consent, approval, license or filing with any third party or any Official Body is or will be necessary for the valid execution, delivery or performance of this Agreement by the Holder, the acquisition and ownership of the Warrant issued to the Holder or the exercise or exchange of such Warrant pursuant to the terms hereof or thereof.

               ii.  Investment Representations.

                    (1) No Distributive Intent; Restricted Securities. The Holder is acquiring the Warrant issued to it and, if applicable, the Warrant Stock (all of which shall be collectively referred to in this Section 3 as the "Securities" and singly, by type, as a "Security") for its own account with no present intention of reselling or otherwise distributing any such Security or participating in a distribution of such Securities in violation of the Securities Act, or any applicable state securities laws. The Holder acknowledges that it has been advised and is aware that (A) the Company is relying upon an exemption from registration under the Securities Act and applicable state securities laws predicated upon such Holder's representations and warranties contained in this Section 3.a in connection with the issuance of such Securities pursuant to this Agreement, and (B) such Securities in the hands of the Holder will be "restricted securities" within the meaning of Rule 144 promulgated by the Commission pursuant to the Securities Act and, unless and until registered under the Securities Act, will be subject to limitations on resale (including, among others, limitations on the amount of securities that can be resold and the timing and manner of resale) set forth in Rule 144 or in administrative interpretations of the Securities Act by the Commission or in other rules and regulations promulgated thereunder by the Commission, in effect at the time of the proposed sale or other disposition of the Securities.

                    (2) Compliance with Law Upon Transfer. To the extent that the Holder is entitled to transfer or pledge any of the Securities, the Holder will not transfer or pledge any of such Securities in violation of the Securities Act or any other applicable Laws, and in the event the Holder pledges or transfers any of such Securities it will advise the pledgee or transferee of the transfer restrictions imposed on such Securities.

                    (3) No Commission. No outside parties have participated with respect to the negotiation of this transaction on behalf of the Holder, and the Holder shall indemnify and hold the Company harmless with respect to any claim for any broker's or finder's fees or commissions with respect to the transactions contemplated hereby by anyone found to have been acting on behalf of the Holder with the Holder's consent.

                    (4) Legends. The Holder consents to the endorsement on each certificate representing the Securities of the legends described in Section 3.b.ii indicating that the Securities are not registered, except as and when such Securities may be registered pursuant to the terms hereof.

               iii. Execution and Binding Effect. This Agreement has been duly and validly executed and delivered by such Holder and constitutes legal, valid and binding obligations of such Holder, enforceable against such Holder in accordance with its terms.

          b.   Restrictions on Transferability.

               i. Restricted Securities. The Warrants and the Warrant Stock that are subject to the restrictions set forth in this
     Section 3.b (collectively, the "Restricted Securities"), shall not be transferable to anyone other than the Company before satisfaction of the conditions specified in this Section 3.b, which conditions are intended to insure compliance with the provisions of applicable securities laws in respect of the transfer of the Restricted Securities and applicable banking laws in respect of control transactions by subsidiaries of bank holding companies pursuant to the Bank Holding Company Act of 1956, as amended. The Warrants and the Warrant Stock shall cease to be "Restricted Securities" when and only when either they are distributed pursuant to an effective registration statement with respect thereto or, in the opinion of counsel to the
     Holder, which opinion is satisfactory in form and substance to the Company, which securities may be distributed freely by the Holders thereof (including all subsequent Holders) without registration under the Securities Act and applicable state securities laws.
               ii. Restrictive Legends. Unless and until otherwise permitted by this Section 3.b or unless distributed pursuant to an effective registration statement,

                    (1) each certificate evidencing the Warrants, and each certificate evidencing a Warrant upon the transfer thereof, shall be stamped or otherwise imprinted with a legend in substantially the following form:

          "Neither this Warrant, nor the shares of capital stock for which it is exercisable, have been registered under the Securities Act of 1933 or any applicable state securities laws, and no transfer or assignment of this Warrant or the shares issuable upon its exercise may be made in the absence of an effective registration statement under such laws or the availability of exemptions from the registration provisions thereof in respect of such transfer or assignment in the opinion of counsel satisfactory to the Company. Moreover, this Warrant and the shares of capital stock for which it is exercisable are subject to restrictions on transferability and similar restrictions as set forth in a Warrant Agreement dated as of January 21, 1998, relating to the issuance of this Warrant (a copy of which Agreement is on file with the Company's Secretary and will be made available upon request of a Warrant Holder or proposed transferee)."

                    (2) each certificate for Warrant Stock initially issued upon the exercise of a Warrant, and each certificate for Stock issued to any subsequent transferee of any such certificate, shall be stamped or otherwise imprinted with a legend in substantially the following form:

          "The shares represented by this certificate have not been registered under the Securities Act of 1933 or the securities laws of any state and are subject to the conditions specified in a certain Warrant Agreement dated as of January 21, 1998, between the Company and The Provident Bank. A transfer of the shares represented by this certificate shall not be valid or effective until such conditions have been fulfilled, including receipt by the Company of an opinion of counsel in form and substance satisfactory to it that any such transfer will not violate federal or state securities laws. A copy of the Warrant Agreement is on file with the Secretary of the Company and will be made available upon request. The Holder of this certificate, by acceptance of this certificate, agrees to be bound by the provisions of said Warrant Agreement and to indemnify and hold the Company harmless against loss or liability arising from the disposition of the shares represented by this certificate in violation of such provisions."

          c. Removal of Legends. Upon the request of Holder, when the restrictions on transferability contained in Section 3.b shall terminate or otherwise be satisfied, the Company shall, or shall instruct its transfer agent or warrant agent, as appropriate, to issue new certificates evidencing such securities in the name of such Holder not bearing the legends required by Section 3.b.ii.

     4.   REPRESENTATIONS, WARRANTIES AND COVENANTS OF THE COMPANY.

          a. Representations and Warranties. The Company hereby acknowledges and affirms each of the representations and warranties made by it in the Credit Agreement as set forth in Article 5 thereof, which representations and warranties are specifically incorporated herein by reference.

          b.   Covenants.

               i. Credit Agreement. The Company shall comply with the affirmative, financial and negative covenants set forth in the Credit Agreement in Articles 6, 7, and 8 thereof, which covenants are specifically incorporated herein by reference.

               ii. Registration Rights. The Company shall not grant any demand rights to any third person with respect to the registration of securities held by any such person unless such demand rights are expressly subordinate to and may not be exercised prior to the exercise of the demand registration rights of the Holders hereunder.

               iii. Registration Procedures. If and when the Company is required to effect the registration of any Warrant Stock under the Securities Act as provided in Section 5 or 6, the Company shall:
     (1) prepare and file with the Commission a Registration Statement and such amendments and supplements thereto and any prospectus used in connection therewith as may be necessary to keep such Registration Statement effective for such period as shall be necessary to complete the marketing of the Warrant Stock included therein, but in no event longer than one hundred twenty (120) days after the effective date of such Registration Statement; (2) furnish to the Applicable Holders such number of copies of a prospectus, including, without limitation, a preliminary prospectus, conforming with the requirements of the Securities Act, and such other documents as the Applicable Holders may reasonably request in order to facilitate the public sale or other disposition of such Warrant Stock; (3) use its best efforts to register or qualify, not later than the effective date of any Registration Statement filed pursuant to this Agreement, the Warrant Stock covered by such Registration Statement under the securities or Blue Sky laws of such jurisdictions within the United States as any Applicable Holder may reasonably request and do any and all other acts or things which may be necessary or advisable to enable such Applicable Holder to consummate the public sale or other disposition in such jurisdiction of such Warrant Stock provided, however, that the Company shall not be obligated to qualify as a foreign corporation in any jurisdiction in which it is not so qualified; (4) promptly notify the Applicable Holders, at any time when a prospectus relating to the Warrant Stock being distributed is required to be delivered under the Securities Act, of the happening of any event as a result of which the prospectus included in such Registration Statement, as then in effect, includes an untrue statement of material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing and, at the request of the Applicable Holder, evidenced by a Certificate of Applicable Holders, promptly prepare, file with the Commission and furnish to the Applicable Holders a reasonable number of copies of a supplement to, or an amendment of, such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such Warrant Stock, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing;
     (5) use its best efforts to furnish, at the request of any Applicable Holder or any underwriter of any distribution of the Warrant Stock, an opinion of legal counsel to the Company, covering such matters as are typically covered by opinions of issuer's counsel in underwritten offerings under the Securities Act and are similar in form and substance to that furnished in connection with the Company's most recent underwritten public offering of Common Stock, as any Applicable Holders or the underwriter of any distribution of the Warrant Stock request; (6) use its best efforts to cause all of the shares of Warrant Stock in the Request to be listed on any recognized securities exchange, including, without limitation, the Nasdaq Stock Market, on which the Common Stock is then listed and to maintain the currency and effectiveness of any such listings; and (7) enter into an agreement with the underwriters for such offering in which the Company shall provide indemnities similar to those described in Section 9.a hereof to the underwriters and in which the Company shall make representations and warranties customarily made by issuers of equity securities to underwriters, similar in form and substance to those made to the underwriters of the most recent underwritten public offering of Company Stock (if there shall have been one).

     5.   SINGLE DEMAND REGISTRATION RIGHT.

          a. Subject to subsection (e) below, upon receiving a Request, the Company will prepare and file, promptly after such Request and in no case more than sixty (60) days after receipt of such Request, and thereafter will use its best efforts to cause to become effective a registration statement ("Registration Statement") on such form selected by the Company and complying with the Act. If, for any reason other than the Applicable Holders' failure to perform their obligations under Section 5 hereof, the Registration Statement does not become effective, the Request shall be withdrawn and shall not count as a "Request" made pursuant to this Section.

          b. If the Request so states, the offering or distribution of Warrant Stock under this Section shall be pursuant to a firm commitment underwriting. The managing underwriter shall be a nationally recognized investment banking firm selected by the Company but the selection shall be subject to the Applicable Holders' approval, which approval shall not be unreasonably withheld. The Company will use its best efforts to enter into an underwriting agreement containing representations, warranties and agreements not substantially different from those customarily included by an issuer in underwriting agreements with respect to secondary distributions; provided, however, that the Applicable Holders shall be entitled to negotiate the underwriting discounts and commission and other fees of such underwriter.

          c. Any Request shall specify the number of shares of Warrant Stock as to which such Request relates, express the Applicable Holders' present intention to offer such Warrant Stock for distribution and contain an undertaking to provide all such information and materials and take all such actions and execute all such documents as may be required in order to permit the Company to comply with all applicable requirements of the
Commission, to obtain acceleration of the effective date of the Registration Statement and to enter into satisfactory underwriting arrangements, if the distribution of Warrant Stock is to be underwritten. Any Request shall designate an Authorized Holder and such Authorized Holder's address for the purpose of delivering notices under the Agreement to the Applicable Holders. The Request shall also contain any other information required to be set forth under Section 5.

          d. No securities to be sold by the Company or any securityholder of the Company shall be included in any Registration Statement filed pursuant to this Section, unless (i) the Company shall have received a Certificate of Applicable Holders consenting to the inclusion of such other securities; (ii) in the case of a firm underwriting, the managing or principal underwriter shall have consented to the inclusion of such other securities, and (iii) all the Warrant Stock requested to be included in the Request shall be so included.

          e. The Company shall be entitled to postpone the filing of any Registration Statement otherwise required to be prepared and filed by it pursuant to this Section if, at the time it receives a Request, counsel for the Company is reasonably of the opinion (which opinion shall be expressed in writing) that (i) such registration will require preparation of audited financial information for the Company as of a date or for a period which preparation will not otherwise be required or (ii) any material pending transaction of the Company or any of its subsidiaries renders the effecting of such registration inappropriate at the time; provided, that in the case of an event referred to in clause (i) above, the duration of such delay shall not exceed ninety (90) days from the date the Company became aware of such material business information; provided, further, that the Company shall promptly make such filing as soon as the conditions which permit it to delay such filing no longer exist; and provided, further, that in the event of any such deferral, the Applicable Holders shall have the right to withdraw the Request by way of a Certificate of Applicable Holders and such withdrawn Request shall not be considered as a Request.

     6.   PIGGYBACK REGISTRATIONS.

          a. If at any time prior to the Expiration Date, the Company shall propose to file a Registration Statement for the purpose of a primary or secondary offering for itself or any securityholder of the Company (the "Initiating Securityholder") under the Act, on Form S-1, S-2 or S-3 or any equivalent general form or any other Company offering for registration of Common Stock under the Act with respect to a public offering of Common Stock, the Company shall as promptly as practicable, but in no event later than thirty (30) days prior to the proposed filing date, give notice of such intention to each Holder and upon the written Request of any such Holder within fifteen (15) days after receipt of any such notice (which Request shall specify the Warrants or Warrant Stock intended to be sold or disposed of by such Holder), the Company will include in such Registration Statement all such Warrants or Warrant Stock specified in such Request to be so registered. If the underwriters retained by Company in connection with a public sale of Common Stock in which any of the warrant shares are to be sold should determine that market conditions require a reduction in the number of shares being offered for sale, then all participants who have shares being sold in such sale shall reduce the number of shares which they are providing to the on a pro rata basis, based on the number of shares owned by such selling participants.

     7.   OTHER REGISTRATIONS.

          If the Warrants or any Warrant Stock issued or issuable pursuant hereto require registration or qualification with or approval of any United States or governmental official or authority in addition to registration under the Securities Act before the Warrants or such Warrant Stock may be sold, the Company will take all reasonable action in connection with such registration and will use its best efforts to cause any such shares and/or such Warrants to be duly registered or approved as may be required; provided, however, that it shall not be required to give a general consent to service of process or to qualify as a foreign corporation or subject itself to taxation as doing business in any such state.

     8.   COSTS AND EXPENSES OF REGISTRATION.

          The Company shall bear the entire cost and expense of any registration (exclusive of underwriting discounts and brokerage commissions directly attributable to the warrant stock being sold by the Holder) made pursuant to Section 5 or 6 of this Agreement, including, without limitation, all registration and filing fees, printing expenses, the fees and expenses of the Company's counsel and its independent accountants and all other out-of-pocket expenses of the Company incident to the preparation, printing and filing under the Act of the Registration Statement and all amendments and supplements thereto, the cost of furnishing copies of each preliminary prospectus, each final prospectus and each amendment or supplement thereto to underwriters, brokers and dealers and other purchasers of the securities so registered, and the costs and expenses incurred in connection with the qualification of the securities so registered under "blue sky" or other state securities laws (all such expenses are herein called "Registration Expenses").

     9.   INDEMNIFICATION.

          a. Indemnity to the Holders. The Company will indemnify the Applicable Holders and each underwriter of the Common Stock against all claims, losses, damages, liabilities and expenses resulting from any untrue statement or alleged untrue statement of a material fact contained in a prospectus or in any related Registration Statement, notification or similar filing under securities laws of any jurisdiction or from any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as the same may have been based upon information furnished in writing to the Company by any Holder or any underwriter expressly for use therein and used in accordance with such writing.

          b. Indemnity to the Company. The Applicable Holders, severally and not jointly (i) by requesting any such registration pursuant to
Section 5, or (ii) having their Warrant Stock included in a registration pursuant to Section 6 hereof, agree to furnish to the Company such information concerning them as may be requested by the Company and which is necessary in connection with any registration or qualification of the Warrant Stock and to indemnify the Company against all claims, losses, damages, liabilities and expenses resulting from the utilization of any such information furnished in writing to the Company expressly for use therein and used in accordance with such writing.

          c. Indemnification Procedures. If any action is brought or any claim is made against any party indemnified pursuant to this Section 9 in respect of which indemnity may be sought against the indemnitor pursuant to this Section 9, such party shall promptly notify the indemnitor in writing of the institution of such action or the making of such claim and the indemnitor shall assume the defense of such action or claim, including the employment of counsel and payment of expenses. Such party shall have the right to employ its or their own counsel in any such case, but the fees and expenses of such counsel shall be at the expense of such party unless the employment of such counsel shall have been authorized in writing by the indemnitor by a resolution of the Board of Directors of the Company or by a Certificate of Applicable Holders, whichever the case may be, in connection with the defense of such action or claim or such indemnified party or the parties shall have reasonably concluded that there are defenses available to it or them which are in conflict with those available to the indemnitor (in which case the indemnitor shall not have the right to interpose such conflicting defense but otherwise shall retain control of such action or claim on behalf of the indemnified party or parties), in any of which events such fees and expenses of not more than one additional counsel for the indemnified parties shall be borne by the indemnitor. Except as expressly provided above, in the event that the indemnitor shall not previously have assumed the defense of any such action or claim, at such time as the indemnitor does not assume the defense of such action or claim, the indemnitor shall thereafter be liable to any person indemnified pursuant to this Agreement for any reasonable legal or other expenses subsequently incurred by such person in investigating, preparing or defending against such action or claim. Anything in this paragraph to the contrary notwithstanding, the indemnitor shall not be liable for any settlement of any such claim or action effected without its written consent.

     10.  RULE 144.

          The Company shall take such action as any Holder of Warrant Stock may reasonably request, all to the extent required from time to time to enable such Holder to sell shares of its Warrant Stock without registration under the Act pursuant to and in accordance with (x) Rule 144 under the Act, as such Rule may be amended from time to time, or (y) any similar rule or regulation hereafter adopted by the Commission. Upon the request of any Holder, the Company will deliver to such Holder a written statement as to whether it has complied with such requirements.

     11.  AMENDMENTS AND WAIVERS.

          This Agreement may be amended, and the Company may take any action herein prohibited or omit to perform any act herein required to be performed by it, only if Company shall have obtained the advance written consent of the Holders holding Warrants exercisable for fifty-one percent (51%) or more of the Warrant Stock issuable upon exercise of outstanding Warrants at such time.

     12.  NOTICES.

          Notices and other communications under this Agreement shall be in writing and shall be sent by registered mail, postage prepaid, addressed:

          a. to any Holder of Warrant Stock or Warrants at the address shown on the Stock or Warrant transfer books of the Company unless such Holder has advised the Company in writing of a different address as to which notices shall be sent under this Agreement; and

          b. if to Company at St. Petersburg, Florida or to such other address as Company shall have furnished to the Holder at the time outstanding.

     13.  MISCELLANEOUS.

          This Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto, whether so expressed or not, and, in particular, shall inure to the benefit of and be enforceable by any Holder or Holders. This Agreement and the Company Documents embody the entire agreement and understanding between the Company and the other parties hereto with respect to the subject matter hereof and supersede all prior agreements and understandings relating to the subject matter hereof. THIS AGREEMENT SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF OHIO. The headings in this Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning hereof. This Agreement may be executed in any number of counterparts, each of which shall be an original but all of which together shall constitute one instrument.


[Remainder of page intentionally left blank. Signature page follows.]
     IN  WITNESS  WHEREOF,  the parties have caused this  Agreement  to  be
executed  and  delivered  by  their  respective  officers  thereunto   duly
authorized as of the date first above written.

ATTEST:                       PAGES, INC.



                              By:
                                         Randall J. Asmo, Vice President


ATTEST:                       THE PROVIDENT BANK



                              By:
                                         Alan R. Henning, Vice President
                           EXHIBIT A

                   TO UCC FINANCING STATEMENT

                      Debtor: Pages, Inc.
               Secured Party: The Provident Bank

                   Description of Collateral


     All items of Collateral, as that term is defined in the Credit Agreement by and between the Secured Party, as Lender, and Debtor, as Borrower, dated as of January __, 1998 (the "Credit Agreement"), including, without limitation, all of the following: all of Debtor's Goods, Documents, Equipment, Instruments, General Intangibles, Inventory, Chattel Paper, Accounts and Fixtures (as such capitalized terms are defined in the Uniform Commercial Code ("UCC"), including, without limitation, the following property:

     (1) Equipment which means all equipment (as that term is defined in the UCC) of the Debtor including, without limitation, all furniture, fixtures, machinery and other equipment of any kind and all substitutions and replacements thereof and accessories and parts therefor, all whether now owned or hereafter acquired; and

     (2) General Intangibles which means all general intangibles (as that term is defined in the UCC) of the Debtor including, without limitation, all goodwill, patents, patent applications, formulae, blueprints, proprietary manufacturing processes, trademarks, trademark applications, licenses, franchises, beneficial interests in trusts, joint venture interests, partnership interests, rights to tax refunds, pension plan overfundings, literary rights and other contractual rights of the Debtor, all whether now owned or hereafter acquired; and

     (3) Inventory which means all inventory (as that term is defined in the UCC) of the Debtor, including, without limitation, all goods, books, merchandise and other personal property, wheresoever located and whether or not in transit, now owned or hereafter acquired by Debtor, which are held for sale or lease, or are furnished or to be furnished under any contract or service by Debtor, or are raw materials, work-in-progress, finished goods, supplies or materials used or consumed in the business of Debtor, and all products thereof, all whether now owned or hereafter acquired by the Debtor; and all right, title and interest of the Debtor in and to any leases or rental agreements for such inventory; and

     (4)  Accounts which means all accounts (as that term is defined in the
UCC) of the Debtor, including, without limitation, all of Debtor's present and future rights to payment for goods, merchandise, services or Inventory sold, rented or leased or for services rendered, including, without limitation, those which are not evidenced by instruments or chattel paper, and whether or not they have been earned by performance; all accounts receivable, chattel paper, contract rights, documents and instruments of Debtor; all royalty fees, license charges, rental fees, renewal charges, use charges, maintenance fees and other receivables and rights to the payment of money arising under or in connection with the licenses, servicing or maintenance of any materials under software license agreements, proprietary system software usage and service agreements and other contracts together with all contract rights under such agreements; all other obligations or indebtedness owed to the Debtor from whatever source arising; all guarantees of any of the foregoing and all security therefor; all of the right, title and interest of the Debtor in and with respect to the goods, services or other property which gave rise to or which secure any of the foregoing and all insurance policies and proceeds relating thereto; and all of the foregoing whether now owned by the Debtor or hereafter acquired or in existence; and

     (5) All other items of personal and real property now owned or hereafter acquired by Debtor or in which Debtor has granted or may in the future grant a security interest to the Secured Party; and

     (6) All right, title and interest of Debtor in and to all goods or other property represented by or securing any of the Accounts, including all goods that may be reclaimed or repossessed from or returned by Debtor; and
     (7) All rights of Debtor as an unpaid seller, including stoppage in transit, detinue and reclamation; and

     (8) Additional amounts due to Debtor from any entity, irrespective of whether such additional amounts have been specifically assigned to the Secured Party; and

     (9) Guaranties, or other agreements or property securing or relating to any of the items referred to in paragraphs 1 through 5 above, or acquired for the purpose of securing and enforcing any of such items; and

     (10) Instruments, documents, securities, cash, property, deposit accounts, and the proceeds of any of the foregoing, owned by Debtor or in which Debtor has an interest, which are now or may hereafter be in the possession or control of the Secured Party or in transit by mail or carrier to or from the Secured Party, or in the possession of any third party acting on behalf of the Secured Party, without regard to whether the Secured Party received same in pledge, for safekeeping, as agent for collection or transmission or otherwise or whether the Secured Party had conditionally released the same; and

     (11) Ledger sheets, files, records, documents, blueprints, drawings and instruments, including, without limitation, computer programs, tapes, related electronic data processing software, databases, back-up databases and records, computer records and customer lists evidencing an interest in or relating to the foregoing; and

     (12) Other rights, properties or interests granted by Debtor to the Secured Party to secure the Loan; and

     (13) Trade names, business names and any and all intellectual properties of Debtor, including, but not limited to,
___________________________________________________________________________
; and

     (14) Proceeds (whether cash proceeds or non-cash proceeds) and products of the Collateral described above, including without limitation, all cash, negotiable instruments and other evidences of indebtedness, all claims against third parties for damage to or loss or destruction of any of the foregoing, including proceeds, accounts, contract rights, chattel paper and general intangibles arising out of any sale, license, lease or other disposition of any of the foregoing.

     All capitalized terms not defined herein shall have the meaning assigned to them in the Credit Agreement.

                           EXHIBIT 21
                        SUBSIDIARIES OF
                          PAGES, INC.


                              State of        Percent of Stock
Name of Subsidiary          Incorporation   Owned by Registrant
-------------------------     ---------      -----------------
PAGES BOOK FAIRS, INC.         Florida              100%

GREAT BRITISH BOOK FAIRS, INC. Florida              100%

PAGES LIBRARY SERVICES, INC.   Florida              100%