Form 10-K/A
period 1997-12-31
PAGES INC /OH/
filed 1998-04-02
CIK 354564

This amendment includes signed auditor opinion letters included in the financial statements. Electronic signatures were inadvertantly omitted from the opinion letters included in the Company's Form 10-K filed March 27, 1998.


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

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



/s/ Hausser + Taylor LLP
---------------------
Hausser + Taylor LLP


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



/s/ Deloitte & Touche, LLP
--------------------------
Deloitte & Touche, LLP


Tampa, Florida
March 21, 1997