Form 10-Q
period 1998-03-31
PAGES INC /OH/
filed 1998-05-15
CIK 354564

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly Period Ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X     NO  ___.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate  the number of shares outstanding of each of the issuer's  classes  of
common   stock,  as  of  latest  practicable  date:   6,564,009  common  shares
outstanding, each $0.01 par value, as of April 30, 1998.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                  PAGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three Months Ended
                                                                March  31

                                                           1998           1997
                                                   ------------   ------------

Revenues                                           $  6,388,865   $  7,144,194
Costs of goods sold                                   4,036,433      4,136,552
                                                   ------------   ------------
Gross profit                                          2,352,432      3,007,642

Operating expenses:
  Selling, general and administrative                 2,887,153      2,786,870
  Depreciation and amortization                         154,279        271,068
                                                   ------------   ------------
  Income (loss) from operations                        (689,000)       (50,296)
Other expense:
  Interest, net                                         306,706        189,330
                                                   ------------   ------------
Income(loss) before income taxes                       (995,706)      (239,626)

Provision for income taxes                                   --             --
                                                   ------------   ------------
NET INCOME (LOSS)                                  $   (995,706)  $   (239,626)
                                                   ============   ============

Basic and diluted earnings (loss) per common share $      (0.15)  $      (0.04)
                                                   ============   ============
Basic and diluted weighted average number of
  common shares outstanding                           6,564,990      6,199,000
                                                   ============   ============


                            See accompanying notes

                                  PAGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      March 31,   December 31,
              ASSETS                                    1998          1997
                                                   ------------   ------------
                                                     (Unaudited)
Current Assets:
  Cash                                             $     10,398   $    412,060
  Accounts receivable, net of allowance for
    doubtful accounts of $165,000 and $356,000,
    respectively                                      3,906,282      2,662,140
  Inventory                                          11,881,526     12,991,795
  Prepaid expenses                                    1,516,850      1,429,726
  Note receivable from CASCO INTERNATIONAL, INC.             --      3,500,000
                                                   ------------   ------------

      Total current assets                           17,315,056     20,995,721

Property and equipment:
  Buildings                                           1,070,201      1,070,201
  Equipment                                           1,991,813      1,988,863
                                                   ------------   ------------
                                                      3,062,014      3,059,064
    Less accumulated depreciation                    (1,198,826)    (1,100,657)
                                                   ------------   ------------
                                                      1,863,188      1,958,407
  Land                                                  420,000        420,000
                                                   ------------   ------------

    Total property and equipment, net                 2,283,188      2,378,407
                                                   ------------   ------------

Other assets:
  Cost in excess of net assets acquired, net of
    accumulated amortization of $941,000 and
    $899,000, respectively                            4,399,524      4,441,484
  Other                                                 454,062        267,654
                                                   ------------   ------------

                                                      4,853,586      4,709,138
                                                   ------------   ------------
TOTAL ASSETS                                        $24,451,830    $28,083,266
                                                   ============   ============

                            See accompanying notes

                                  PAGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                      March 31,   December 31,
         LIABILITIES AND STOCKHOLDERS' EQUITY           1998          1997
                                                   ------------   ------------
                                                    (Unaudited)

Current Liabilities:
  Accounts payable                                 $  4,908,832   $  6,173,483
  Short-term debt obligations                         7,268,427     11,082,227
  Accrued liabilities                                   595,571        880,693
  Accrued tax liabilities                               876,071      1,103,501
  Deferred revenue                                    1,265,764      1,265,366
  Current portion of long-term debt obligations         256,488        256,488
  Current portion of capital lease obligations           70,372         74,872
                                                   ------------   ------------

    Total current liabilities                        15,241,525     20.836,630
                                                   ------------   ------------

Long-term debt and capital lease obligations          5,003,827      2,044,452
                                                   ------------   ------------

  Total liabilities                                  20,245,352     22,881,082
                                                   ------------   ------------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock: $.01 par value; authorized
   300,000 shares; none issued and outstanding
  Common stock: $.01 par value; authorized
    20,000,000 shares; issued 6,862,722 shares           68,627         68,627
  Capital in excess of stated value                  21,908,833     21,908,833
  Notes receivable from stock sales                    (902,373)      (902,373)
  Accumulated deficit                               (16,627,486)   (15,631,780)
                                                   ------------   ------------
                                                      4,447,601      5,443,307
     Less 298,713 shares of common stock in
       treasury, at cost                               (241,123)      (241,123)
                                                   ------------   ------------

  Total stockholders' equity                          4,206,478      5,202,184
                                                   ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $24,451,830    $28,083,266
                                                   ============   ============
                            See accompanying notes

                                  PAGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                       1998          1997
                                                   ------------   ------------

Cash Flow From (Used In) Operations:
  Net income(loss)                                  $  (995,706)  $   (239,626)
                                                   ------------   ------------
Reconciliation to net cash flow used in
  continuing operations:
  Depreciation and amortization                         154,279        271,068
Changes in working capital items of
  continuing operations:
  Accounts receivable                                (1,244,142)    (1,340,319)
  Inventory                                           1,110,269       (654,590)
  Prepaid expenses and other assets                    (287,682)      (145,826)
  Receipt of CASCO note receivable                    3,500,000             --
  Accounts payable and accrued liabilities           (1,777,203)     1,667,409
  Deferred revenue                                          398       (106,524)
                                                   ------------   ------------
    Net cash from (used in) continuing operations       460,213       (548,408)
                                                   ------------   ------------
    Net cash from (used in) discontinued operations          --       (152,787)
                                                   ------------   ------------
    Net cash from (used in) operations                  460,213       (701,195)
                                                   ------------   ------------

Cash Flow Used In Investing Activities:
  Payments for purchases of property and equipment       (2,950)       (41,764)
                                                   ------------   ------------
Cash Flow From (Used In) Financing Activities:
  Proceeds from debt obligations                     11,701,038      5,574,406
  Proceeds from subordinated debt issued              3,000,000             --
  Payments on debt and lease obligations            (15,559,963)    (4,945,170)
                                                   ------------   ------------
    Net cash flow from (used in) financing activities  (858,925)       629,236
                                                   ------------   ------------

Decrease in cash                                       (401,662)      (113,723)

Cash, beginning of period                               412,060        317,911
                                                   ------------   ------------
Cash, end of period                                $     10,398   $    204,188
                                                   ============   ============
                            See accompanying notes

                                  PAGES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

     The accompanying condensed consolidated financial statements have not been audited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments are of a normal and recurring nature.

     Pages, Inc. is a publisher and distributor of children's books. The Company markets most of its products directly to children in elementary and secondary schools and as a result its business cycle correlates closely to the school year. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

     The interim consolidated condensed financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual financial statements and notes thereto. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1997.

Note 2.  Debt Obligations

     The Company has an $8.0 million Revolving Note Agreement bearing interest at the lender's prime rate plus 1%, due January 1, 2000. $732,000 was unused at March 31, 1998.

     In January, 1998, the Company borrowed $3.0 million of 12.5% convertible debt due January 21, 2004, from Provident Bank. Warrants to purchase shares of the Company's common stock were issued in connection with this subordinated debt financing. Interest is payable monthly.

Note 3.  Supplemental Cash Flow Information

     Cash payments during the three months ended March 31, 1998 and 1997, included interest of $256,000 and $192,000, respectively, and income taxes of $165,000 and $150,000, respectively.

Note 4.  Stock Appreciation Rights

     Included in the results of operations for the three months ended March 31, 1997, is a reduction in administrative compensation expense of $431,287 associated with the Company's Stock Appreciation Rights issued under the executive incentive compensation plan in October, 1996. Effective April 1, 1997, the Stock Appreciation Rights program dated November 1, 1996, was canceled.

Note 5.  Income Taxes

     There was no income tax provision for the three months ended March 31, 1998, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

Note 6. Earnings Per Share

     The following table represents the computation of basic and diluted earnings per share:

                                                       Three Months Ended
                                                             March 31,
                                                       1998           1997
                                                   ------------   ------------
Basic Earnings Per Share:
Weighted average number of common  shares
  outstanding                                         6,564,990      6,199,000
                                                   ------------   ------------
Net income/(loss) available to common
  stockholders                                     $   (995,706)  $   (239,626)
                                                   ============   ============

Basic earnings/(loss) per share                    $       (.15)  $       (.04)
                                                   ============   ============

Diluted Earnings Per Share:
Weighted average number of common
  shares outstanding  - basic                         6,564,990      6,199,000

Effect of Dilutive Securities:
Add dilutive stock options                                   --             --
Deduct shares that could be  repurchased
  from the proceeds of the dilutive options                  --             --
                                                   ------------   ------------
Diluted potential common shares                       6,564,990      6,199,000
                                                   ============   ============
Net income/(loss) available  to common
 stockholders and assumed conversions              $   (995,706)  $   (239,626)
                                                   ============   ============
Diluted earnings/(loss) per share                  $      (0.15)  $      ( .04)
                                                   ============   ============

     At March 31, 1998 and 1997, options and warrants were outstanding during the periods but were not included in the computation of dilutive EPS because the potential common stock would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

      Certain statements contained in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations"
regarding matters that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Those statements include remarks regarding the intent, belief, or current expectations of the Company, its directors, or its officers with respect to, among other things: (i) the Company's ability to raise additional capital; (ii) future operating cash flows; (iii) trends affecting the Company's financial condition or results of operations, and (iv) seeking a waiver of the senior and subordinated debt covenants. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected, anticipated or expected in the forward-looking statements as a result of various factors, many of which, such as the Company's ability to raise additional capital, are beyond the control of the Company. The accompanying information contained in this Form 10-Q, including, without limitation, the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences.

First Quarter 1998 Compared with First Quarter 1997

      Revenues for the three months ended March 31, 1998, approximated $6.4 million compared to approximately $7.1 million for the three months ended March 31, 1997, a decrease of 11% or approximately $700,000. The decrease in revenues is principally attributable to approximately 200 less domestic book fair events held in the current quarter compared to the same period in 1997 and an approximately $300,000 reduction in library services revenues due to a change in marketing strategy.

      Cost of goods sold was approximately $4.0 million for the three months ended March 31, 1998, compared to approximately $4.1 million for the three months ended March 31, 1997, a decrease of 2% or approximately $100,000. As a percentage of revenues, cost of goods sold was 63.2% during the first quarter of 1998, compared to 57.9% for the same period in 1997. The increase in costs of goods sold is due to a change in product mix of fair merchandise.

      Selling, general, and administrative expense was approximately $2.9 million for the three months ended March 31, 1998, compared to approximately $2.8 million for the three months ended March 31, 1997, an increase of 4% or approximately $100,000. Included in 1997 expenses is a reduction of $400,000 associated with the Company's Stock Appreciation Rights executive incentive plan cancelled in 1997. Without this reduction, selling, general, and administrative expenses for the three months ended March 31, 1997, approximated $3.2 million. When compared to $3.2 million in 1997, selling, general, and administrative expenses for the three months ended March 31, 1998, decreased 10% or approximately $300,000 over 1997 levels.

      Depreciation and amortization expense was approximately $154,000 for the three months ended March 31, 1998, compared to $271,000 for the three months ended March 31, 1997, a decrease of 43% or approximately $117,000. Included in 1997's expense was $90,000 of additional amortization to reflect a change in estimate of a remaining useful life of an intangible asset.

      Interest expense was approximately $307,000 for the three months ended March 31, 1998, compared to $189,000 for the three months ended March 31, 1997, an increase of 62% or $117,000. The average outstanding debt for the three months ended March 31, 1998, approximated $11.8 million compared to $11.7 million for the three months ended March 31, 1997. Additionally, the average interest rate for the three months ended March 31, 1998, approximated 10.5%
compared to approximately 9.25% for the three months ended March 31, 1997. Netted in interest expense for the three months ended March 31, 1997, is approximately $90,000 of interest income earned on the $5.0 million note receivable from the former subsidiary, CASCO INTERNATIONAL, INC.

      There was no income tax provision for the three months ended March 31, 1998, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

      The first quarter ended March 31, 1998, resulted in an operating loss of $689,000 compared to an operating loss of $50,000 in the first quarter ended March 31, 1997. The increased loss over 1997 was due to less revenue and higher cost of sales.

     The first quarter ended March 31, 1998, resulted in a net loss of $996,000 versus a net loss of $240,000 in the first quarter ended March 31, 1997. Current quarter basic and diluted loss per share was $.15 versus $.04 in the comparable quarter last year. The weighted average common and common equivalent shares for the first quarter 1998 increased to 6,564,009, from 6,199,000 in first quarter 1997.

Liquidity and Capital Resources

      The Company had a net decrease in cash for the three months ended March 31, 1998, of $402,000, compared to a net decrease for the comparable period in the prior year of $114,000. Cash provided by operating activities, principally the $3.5 million proceeds from receipt of the CASCO note receivable, funded the net cash used in financing and investing activities during the three months ended March 31, 1998. Cash on hand was $10,000 and $204,000 at March 31, 1998 and 1997, respectively.

      For the three months ended March 31, 1998, continuing operations provided $460,000 in cash as compared to $548,000 used during the three months ended March 31, 1997. Primary increases in cash flow from operations were from $3.5 million in proceeds from receipt of the CASCO note receivable and a $1.1 million reduction in inventory levels. Primary decreases in cash flow from operations were a $1.2 million increase in accounts receivable and a $1.8 million reduction in accounts payable and accrued liabilities. At March 31, 1998, $2.9 million in trade accounts payable were 84 days past their agreed upon due date.

      Cash used in investing activities was $3,000 for the three months ended March 31, 1998, representing payments for capital expenditures. The Company does not anticipate any material expenditures for property and equipment during the next twelve months.

      For  the  three months ended March 31, 1998, net cash used  in  financing
activities  was  $860,000.   This compares to net cash  provided  by  financing
activities  of  $629,000 for the three months ended March 31, 1997.   Financing
activities in 1998 consisted primarily of $3.0 million in subordinated debt, with warrants, borrowed from Provident Bank, bearing interest at 12.5% and due January 21, 2004. The $3.5 million in proceeds from the CASCO note receivable was used to pay down the Company's existing line of credit and payoff a $1.0 million time note. A revolving credit facility was simultaneously executed, replacing all prior credit facilities, for $8.0 million. In the comparable period in 1997, net borrowings on the line of credit increased. The Company's primary source of liquidity has been amounts available under its existing
credit  facilities.          The Company has an $8.0 million  revolving  credit
facility ($732,000 unused at March 31, 1998) bearing interest at the lender's prime rate plus 1%, due January 1, 2000.

      The  Company  estimates  that during the next  twelve  months,  to  cover operating expenditures, bring trade payables current, and meet the current maturities on debt obligations, its operating cash flow, coupled with the revolving credit facility, must be supplemented by raising additional capital (in the form of debt or equity financing). Management has been actively seeking and obtaining ($3.0 million in subordinated debt to date in 1998)
capital and will endeavor to raise additional capital. No assurance can be given that this will occur. If the Company is unable to raise the needed capital, product line expansion will be curtailed, an operating division possibly sold, purchase commitments canceled, existing vendor payments restructured, and the Company will endeavor to obtain extensions on due dates of debt facilities, so that operating expenditures and debt obligations may be covered by operating cash flow and the existing debt facilities. Management has instituted major expense reductions intended to reduce the Company's loss and return the Company to profitability, given current revenue levels.

      The Company is not in compliance with its senior and $3.0 subordinated debt covenants related to its tangible capital base, but has not received a notice of default from its lenders. The capital base is $3.6 million and was required to be $4.25 million at March 31, 1998. The Company is actively seeking additional capital and has sought waivers of these covenants from its senior and subordinated lenders. The Company has no reason to believe that waivers will not be granted, however, no assurance can be given that this will occur.

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

                          PART II - OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS
          None.

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

                           Three Months Ended March 31, 1998, Issue of Unregistered Securities
                           -------------------------------------------------------------------
                                                     Offering Price/     Registration         Terms of
                                        Name of         Nature of          Exemption        Conversion or
        Date     Title     Amount      Purchaser       Transaction         Claimed            Exercise
       --------------------------------------------------------------------------------------------------
       1-21-98  Warrant  391,514 sh. The Provident  10 year warrant   Securities Act of  10 year warrant
                                     Bank           exercisable at    1933 section 4(2)  exercisable at
                                                    $2.25 per share   Exemption          $2.25 per share

ITEM 3:   DEFAULT UPON SENIOR SECURITIES
          None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

ITEM 5:   OTHER INFORMATION
          None.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

                 Exhibit
                 Number  Description of Document
                 ------- -----------------------
                 27 Financial Data Schedule (filed only electronically with the SEC)

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

                              Pages, Inc.
                              ------------------------
                             (Registrant)


Dated: May 15, 1998                By: /s/ Steven L. Canan
      ----------------------          -------------------------------
                                    Steven L. Canan
                                    Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer and Duly Authorized Officer
                                    of the Registrant)