Form 10-Q
period 1998-06-30
PAGES INC /OH/
filed 1998-08-14
CIK 354564

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


FORM 10-Q
(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
                 For Quarterly Period Ended June 30, 1998

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date: 6,564,009 common shares outstanding, each $0.01 par value, as of August 8, 1998.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  PAGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Three Months     Three  Months       Six Months        Six Months
                                                           Ended            Ended              Ended             Ended
                                                       June 30, 1998    June 30, 1997      June 30, 1998     June 30, 1997
                                                       -------------    -------------      -------------     -------------
Revenues                                               $    701,172     $     807,765      $   1,189,380     $   1,581,286
Cost of goods sold                                          300,553           357,666            524,893           632,497
                                                       -------------    -------------      -------------     -------------
Gross profit                                                400,619           450,099            664,487           948,789

Operating Expenses:
  Selling, general and administrative                       452,667           758,138            786,495         1,239,536
  Depreciation and amortization                              42,816            32,711             84,707            82,817
                                                       -------------    -------------      -------------     -------------
  Income(loss) from continuing operations                   (94,864)         (340,750)          (206,715)         (373,564)

  Discontinued operations:
    Income(loss) from operations of discontinued
      subsidiary                                         (1,001,018)         (569,929)        (1,802,722)         (837,521)
    Income(loss) on disposal of subsidiary assets        (2,250,263)             -----         (2,250,263)             ----

Other (expense)income:
  Interest, net                                            (132,908)           65,402           (215,059)          126,182
                                                       -------------    -------------      -------------     -------------

Income (loss) before income taxes                        (3,479,053)         (845,277)        (4,474,759)       (1,084,903)

Provision for income taxes                                  -  0  -           -  0  -            -  0  -           -  0  -
                                                       -------------    -------------      -------------     -------------
NET INCOME (LOSS)                                        (3,479,053)         (845,277)        (4,474,759)       (1,084,903)
                                                       =============    ==============    ===============    ==============
Income(loss) per common share:
   Income(loss) from continuing operations             $       (.03)     $       (.05)     $        (.06)    $        (.04)
   Discontinued operations                                     (.50)             (.09)              (.62)             (.14)
                                                       -------------    -------------      -------------     -------------

Income(loss) per common share                          $       (.53)     $       (.14)     $        (.68)    $        (.18)
                                                       =============    ==============    ===============    ==============
Weighted average common and common
   equivalent shares                                      6,564,000         6,194,000          6,564,000         6,196,000
                                                       -------------    -------------      -------------     -------------



See accompanying notes

                                  PAGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                   June 30,       December 31,
ASSETS                                                1998               1997
                                              ------------      --------------
Current Assets:
Cash                                          $  2,243,256      $     412,060
Accounts receivable, net of allowance for
  doubtful accounts of $100,000 and $356,000,
  respectively                                     938,464          2,662,140
Inventory                                        2,021,919         12,991,795
Prepaid expenses                                   142,862          1,429,726
Notes receivable from CASCO                           ----          3,500.000
                                              ------------      --------------
    Total current assets                         5,346,501         20,995,721
                                              ------------      --------------

Property and equipment:
  Buildings                                          ----           1,070,201
  Equipment                                      1,637,462          1,988,863
                                              ------------      --------------
                                                 1,637,462          3,059,064
Less accumulated depreciation                     (520,800)        (1,100,657)
                                              ------------      --------------

                                                 1,116,662          1,958,407
  Land                                               -----            420,000
                                              ------------      --------------
    Total property and equipment, net            1,116,662          2,378,407
                                              ------------      --------------
Other assets:
Assets held for disposal                           805,245             ------
Cost in excess of net assets acquired, net
  of accumulated amortization of $184,000
  and $899,000, respectively                     1,739,212          4,441,484
  Other                                              -----            267,654
                                              ------------      --------------
                                                 2,544,457          4,709,138
                                              ------------      --------------
TOTAL ASSET                                    $ 9,007,620        $28,083,266
                                              ============      ==============




                            See accompanying notes

                                  PAGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                   June 30,       December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1998               1997
                                              ------------      --------------

Current Liabilities:
  Accounts payable                            $  2,598,794       $  6,173,483
  Short-term debt obligations                      891,997         11,082,227
  Accrued liabilities                            1,508,843            880,693
  Accrued tax liabilities                          169,703          1,103,501
  Deferred revenue                                 968,334          1,265,366
  Current portion of long-term debt obligations     98,949            256,488
  Current portion of capital lease obligations      70,372             74,872
                                              ------------      --------------
    Total current liabilities                    6,306,992         20,836,630
                                              ------------      --------------

Long-term debt and capital lease obligations     1,973,201          2,044,452
                                              ------------      --------------

  Total liabilities                              8,280,193         22,881,082
                                              ------------      --------------

Commitments and contingencies
Stockholders' Equity:
Preferred stock: $.01 par value; authorized
  300,000 shares; none issued and outstanding
Common stock: $.01 par value; authorized
  20,000,000 shares; issued 6,862,722               68,627             68,627
Capital in excess of par value                  21,908,833         21,908,833
Notes receivable from stock sales                 (902,373)          (902,373)
Accumulated deficit                            (20,106,538)       (15,631,780)
                                              ------------      --------------
                                                   968,549          5,443,307
Less 298,713 shares of common stock in
  treasury, at cost                               (241,123)          (241,123)
                                              ------------      --------------

Total stockholders' equity                         727,426          5,202,184
                                              ------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 9,007,620        $28,083,266
                                               ===========       ============
                               See accompanying notes

                                  PAGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Six Months         Six Months
                                                      Ended              Ended
                                                   June 30,           June 30,
                                                       1998               1997
                                              ------------      --------------

Cash Flow (Used In) Operations:
   Net income (loss)                           ($ 4,474,758)      ($ 1,084,903)
Reconciliation to net cash flow used in
  continuing operations:
  Depreciation and amortization                      84,707             82,817
  Loss on sale of distribution channel            2,250,263            -------


Changes in working capital items of continuing operations:
  Accounts receivable                             2,967,240            605,339
  Inventory                                       3,102,354            836,537
  Prepaid expenses and other assets               6,764,200            733,359
  Receipt of CASCO note receivable                3,500,000             ------
  Accounts payable and accrued liabilities       (8,370,124)          (899,253)
  Deferred revenue                                 (297,032)          (310,370)
                                              ------------      --------------
    Net cash from (used in)
      continuing operations                       5,526,849            (36,474)
                                              ------------      --------------
    Net cash from (used in)
      discontinued operations                    (4,052,985)          (837,521)
                                              ------------      --------------
    Net cash from (used in) operations            1,473,864           (873,995)
                                              ------------      --------------

Cash Flow From (Used In) Investing Activities:
  Proceeds from sale of property and equipment       16,887            -------
  Payments for purchases of property and
    equipment                                       (11,036)           (90,754)
  Proceeds from disposition of distribution
    channel                                      10,500,000             ------
                                              ------------      --------------
  Net cash flow from (used in)
    investing activities                         10,505,851            (90,754)
                                              ------------      --------------

Cash Flow From (Used In) Financing Activities:
  Proceeds from debt obligations                 19,490,057         12,748,906
  Proceeds from subordinated debt issued          3,000,000           --------
  Payments on debt and lease obligations        (29,913,576)       (11,911,951)
  Payments on subordinated debts issued          (2,725,000)             -----
                                              ------------      --------------
  Net cash flow from (used in)
    financing activities                        (10,148,519)           836,955
                                              ------------      --------------

Increase in cash                                  1,831,196           (127,794)

  Cash, beginning of period                         412,060            317,911
                                              ------------      --------------
  Cash, end of period                           $ 2,243,256      $     190,117
                                              =============      =============


                            See accompanying notes

                                  PAGES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.  Basis of Presentation

     The accompanying condensed consolidated financial statements have not been audited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments are of a normal and recurring nature, except for those related to discontinued operations.

     Pages, Inc. is a publisher and distributor of childrens books. The Company markets most of its products directly to children in elementary and secondary schools and as a result its business cycle correlates closely to the school year. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Note 2.  Discontinued Operations

     Effective on the close of business on June 25, 1998, the Company sold certain of its assets relating to its Book Fair business to Scholastic, Inc. for $10.5 million, $1.0 million of which was placed in escrow pending delivery of certain book inventory and book cases. These assets included inventory, display cases, and customer lists. The Company has discontinued its book fair business and the accompanying financial statements reflect the results from the book fair business as discontinued operations. The comparative 1997 statements have been reclassed to reflect the discontinued operations on a proforma basis.

     The sale of assets resulted in a gain of $2.3 million. Related to discontinuing its book fair operations, the Company wrote off related assets of approximately $4.0 million. This write-off included $3.2 million of goodwill and related costs, $819,000 of prepaid selling costs, and various other related assets. The Company also established a $580,000 reserve for expenses to be incurred in effecting the transfer of inventory to Scholastic, Inc. and in discontinuing the book fair business. This resulted in a net loss of $2.25 million related to the disposal of the book fair business. The discontinued operations also incurred a net loss from operations for the six months ended June 30, 1998 of $1.8 million for a total reported loss on discontinued operations of $4.0 million.

     Pages, Inc. will continue to operate its book publishing business and its Junior Library Guild subsidiary, which have been historically profitable.

Note 3.  Debt Obligations

     The Company has a $1.2 million Revolving Note Agreement bearing interest at the lender's prime rate plus 1%, due January 1, 2000. $305,000 was unused at June 30, 1998.

     In January, 1998, the Company borrowed $3.0 million of 12.5% convertible debt due January 21, 2004, from Provident Bank. Warrants to purchase shares of the Company's common stock were issued in connection with this subordinated debt financing. Interest was payable monthly. This convertible debt was paid off and settled for a total of $2.7 million on June 25, 1998 and the Provident warrants were cancelled.

Note 4.  Supplemental Cash Flow Information

     Cash payments during the six months ended June 30, 1998 and 1997, included interest of $595,000 and $475,000, respectively, and income taxes of $340,000 and $560,000, respectively.

Note 5.  Stock Appreciation Rights

     Included in the results of operations for the six months ended June 30, 1997, is a reduction in administrative compensation expense of $431,287 associated with the Company's Stock Appreciation Rights issued under the executive incentive compensation plan in October, 1996. Effective April 1, 1997, the Stock Appreciation Rights program dated November 1, 1996, was cancelled.

Note 6.  Income Taxes

     There was no income tax provision for the three and six months ended June 30, 1998, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

Note 7.  Earnings Per Share

     The following table represents the computation of basic and diluted earnings per share:


                                               Three Months         Six Months
                                                      Ended              Ended
                                              June 30, 1998      June 30, 1998
                                              -------------      -------------
Basic Earnings per Share:
Weighted average number of common shares
  Outstanding                                     6,564,000          6,564,000


Net income(loss) available to common
  stockholders                                  $(3,479,053)       $(4,474,759)
                                               ============        ============

Basic earnings(loss) per share                  $      (.53)       $      (.68)
                                               ============        ============


Diluted Earnings Per Share
Weighted average number of common shares
  outstanding - basic                             6,564,000          6,564,000


Net income(loss) available to common
  stockholders and assumed conversions         $ (3,479,053)       $(4,474,759)
                                               ============        ============

Diluted earnings(loss) per share               $       (.53)      $       (.68)
                                               ============        ============

     At June 30, 1998 and 1997, options and warrants were outstanding during the periods but were not included in the computation of dilutive EPS because the potential common stock would be antidilutive.

Note 8. Assets Held For Disposition

     Assets held for disposition at June 30, 1998 are a vacant warehouse, office facility and real estate in Worthington, Ohio associated with the book fair business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

     Certain statements contained in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding matters that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Those statements include remarks regarding the intent, belief, or current expectations of the Company, its directors, or its officers with respect to, among other things, the Company's ability to raise additional capital, and future operating cash flows. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected, anticipated or expected in the forward-looking statements as a result of various factors, many of which, such as the Company's ability to raise additional capital, are beyond the control of the Company. The accompanying information contained in this Form 10-Q, including, without limitation, the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences.


Second Quarter 1998 Compared with Second Quarter 1997

     Revenues from continuing operations for the three months ended June 30, 1998, approximately $700,000 compared to approximately $800,000 for the three months ended June 30, 1997, a decrease of 13% or approximately $100,000. The decrease in revenues is attributable to a $185,000 reduction in sales from a product line discontinued in 1997.

     Cost of goods sold was approximately $300,000 for the three months ended June 30, 1998, compared to approximately $350,000 for the three months ended June 30, 1997, a decrease of 16% or approximately $50,000. The decrease in costs of goods sold is due to the reduction in revenues discussed above. As a percentage of revenues, cost of goods sold was 43% during the second quarter of 1998, compared to the same period in 1997 of 44%.

     Selling, general, and administrative expense was approximately $450,000 for the three months ended June 30, 1998, compared to approximately $750,000 for the three months ended June 30, 1997, a decrease of 40% or approximately $300,000. This decrease was also primarily related to the discontinued product line.

     Interest expense was approximately $130,000 for the three months ended June 30, 1998, compared to interest income of $65,000 for the three months ended June 30, 1997, an increase of 300% or $195,000. The average outstanding debt for the three months ended June 30, 1998, approximated $9.0 million compared to $11.7 million for the three months ended June 30, 1997. Additionally, the average interest rate for the three months ended June 30, 1998, approximated 10.4% compared to approximately 9.50% for the three months ended June 30, 1997. Netted in interest expense for the three months ended June 30, 1997, is approximately $90,000 of interest income earned on the $5.0 million note receivable from the former subsidiary, CASCO.

     Depreciation and amortization expense was approximately $43,000 for the three months ended June 30, 1998, compared to $33,000 for the three months ended June 30, 1997, an increase of 31% or approximately $10,000.

     There was no income tax provision for the three months ended June 30, 1998, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

     The second quarter ended June 30, 1998, resulted in an operating loss of $95,000 compared to an operating loss of $340,000 in the second quarter ended June 30, 1997. Without the gross profit from discontinued product lines included in the second quarter ended June 30, 1996, operating results for the second quarter ended June 30, 1997, approximated the results for the same period in 1996.

     The second quarter ended June 30, 1998, resulted in a net loss of $3.5 million versus a net loss of $845,000 in the second quarter ended June 30, 1997. Included in the net loss for the second quarter ended June 30, 1998 and June 30, 1997, was $3.3 million and $570,000, respectively, of loss from the discontinued operations of the Company's book fair business (which was sold to Scholastic, Inc. at June 25, 1998). Without the loss from discontinued operations and the gross profit from discontinued product lines mentioned above, net results for the second quarter ended June 30, 1998, approximated the same as the period in 1997. Basic and diluted loss per share increased from $.14 in the comparable quarter last year to a net loss per share of $.53.


Six Months Ended June 30, 1998 Compared with Six Months Ended June 30, 1997

     Revenues for the six months ended June 30, 1998, approximated $1.2 million compared to approximately $1.6 million for the six months ended June 30, 1997, a decrease of 25% or approximately $400,000. Considering the comparative quarterly discussion above, the decrease in revenues is principally attributable to the $300,000 decrease in year to date sales from discontinued product lines. Year to date revenues for 1998 from continuing lines approximate year to date 1997 revenue levels.

     Cost of goods sold was approximately $520,000 for the six months ended June 30, 1998, compared to approximately $630,000 for the six months ended June 30, 1997, a decrease of 17% or approximately $110,000. Considering the comparative quarterly discussion above, the decrease in cost of goods sold is due to the reduction in year to date revenues discussed above. Cost of goods sold as a percentage of revenues was 44% for the six months ended June 30, 1998, compared to 40% for the six months ended June 30, 1997.

     Selling, general and administrative expense was approximately $780,000 for the six months ended June 30, 1998, compared to $1.2 million for the six months ended June 30, 1997, a decrease of 37% or approximately $420,000. Considering the comparative quarterly discussion above, the net decrease in selling, general and administrative expense is attributable to the reduction in expenses of approximately $431,000 in March 1997, to record the current value of Stock Appreciation Rights issued in 1996.

     Interest expense was approximately $215,000 for the six months ended June 30, 1998, compared to interest income of approximately $126,000 for the six months ended June 30, 1997, an increase of 270% or approximately $340,000. The average outstanding debt for the six months ended June 30, 1998, approximated $10.4 million compared to $11.7 million for the six months June 30, 1997. The average interest rate for the six months ended June 30, 1998, approximated 10.46% compared to approximately 9.38% for the six months ended June 30, 1997. Netted in interest expense for the six months ended June 30, 1998 is approximately $180,000 of interest income earned on the $5.0 million note receivable from the former subsidiary, CASCO.

     Depreciation and amortization expense was approximately $85,000 for the six months ended June 30, 1998, compared to $83,000 for the six months ended June 30, 1997, an increase of 2% of $2,000.

     The six months ended June 30, 1998, resulted in an operating loss of $200,000 compared to operating loss of $370,000 for the six months ended June 10, 1997.

     The six months ended June 30, 1998, resulted in a net loss of $4.5 million versus a net loss of $1.1 million for the six months ended June 30, 1997. Included in the net income for the six months ended June 30, 1998 and June 30, 1997, was $4.1 million and $830,000, respectively, of loss from the discontinued operations of the Company's book fair business (which was sold to Scholastic, Inc. at June 25, 1998). Without the loss from discontinued operations mentioned above, net results improved in the six months ended June 30, 1998, over the six months ended June 30, 1997. Basic and diluted loss per share increased from $.18 for the six months ended June 30, 1997, to a net loss per share of $.68 for the six months ended June 30, 1998.


Liquidity and Capital Resources

     The Company had a net increase in cash for the six months ended June 30, 1998, of $1.8 million, compared to a net decrease for the comparable period in the prior year of $128,000. Cash provided by operating and investing activities funded the net cash used in financing activities during the six months ended June 30, 1998.

     For the six months ended June 30, 1998, continuing operations provided
$1.7 million in cash as compared to $720,000 used during the six months ended June 30, 1997. Included in operating cash outlays in the six months ended June 30, 1998, was $4.0 million related to discontinued book fair operations. The decrease in cash used in operations for the second quarter of 1998 resulted primarily from sale of assets from operations (approximately
$8.0 million) and an increase in the days outstanding of trade accounts payable.

     Cash from investing activities was $10.5 million for the six months ended June 30, 1998, representing sale of the Company's book fair business. The six months ended June 30, 1997 had cash used in investing activities of $90,000, primarily representing the payments for fixed assets.

     For the six months ended June 30, 1998, net cash used in financing activities was $10.4 million. This compares to net cash provided by financing activities of $800,000 for the six months ended June 30, 1997. Financing activities consisted primarily of borrowings and paydowns on the revolving line of credit in 1998 and 1997. The Company had a $1.2 million revolving credit facility ($305,000 unused at June 30, 1998) bearing interest at the lender's prime rate plus 1%, due January 1, 2000.

     The Company does not anticipate any material expenditures for property and equipment during the next twelve months.

     As previously reported on Form 8-K filed July 10, 1998, and in the Discontinued Operations footnote to the attached financial statements, on June 25, 1998 the Company sold certain of its book fair business assets for $10.5 million, $1.0 million of which was placed in escrow pending delivery of certain book inventories and book cases. The inventory and book cases were held at over 70 locations throughout the United States, most of which were owned by independent distributors.

     As of the date of this filing, the funds are still in escrow while the Company and Scholastic, Inc. finalize the inventory collection and valuation.

     Pages used the proceeds from the sale to satisfy its subordinated debt held by Provident Bank and to pay $6.8 million toward the outstanding balance due on its secured debt to The Huntington Bank. Funds released from escrow will be applied toward the reduction of the debt held by The Huntington Bank.

     Pages is in the process of restructuring after the closure of its book fair business and has reduced its workforce from approximately 150 to approximately 20 employees. Pages will continue to operate its Junior Library Guild subsidiary which has historically been profitable.

     At June 30, 1998, the Company held trade payables of $2.3 million of which $900,000 was over 90 days past normal terms.

     During the six months ended June 30, 1998, the Company was not in compliance with its senior and subordinated debt covenants related to its tangible capital base, but has not received a notice of default from its lenders. This condition has been alleviated by the payoff of the subordinated debt and the substantial reduction in the senior debt to The Huntington Bank.

     Pages may have a liquidity problem during the next twelve months. The Company will assess its requirements under its reduced structure and then pursue areas where it may raise capital.


Seasonality

     The childrens literature business is highly seasonal and correlated closely to the school year. As a result, most of the income is generated between the months of September and May. Due to the seasonality, the Company experiences negative cash flow during the summer months. Further, in order to build its inventory for its Fall sales, the Company's borrowing increases over
the summer and generally peak during late Fall.   Inventory and receivables
reach peak levels during the months of October through December.

                          PART II - OTHER INFORMATION

ITEM 1:   CHANGES IN SECURITIES AND USE OF PROCEEDS
          Warrants to purchase 391,514 shares issued on January 21, 1998 to Provident Bank were canceled on June 25, 1998.

ITEM 2:   OTHER INFORMATION
          As previously reported on form 8-K dated July 10, 1998, Pages no longer meets the net asset continued listing criteria for the NASDAQ Stock Market. Accordingly, the Company's common stock has been delisted from the NASDAQ National Market as of July 28, 1998. However, the Company's common stock is traded on the OTC Bulletin Board.

ITEM 3:   EXHIBITS AND REPORTS ON FORM 8-K
          (a) Exhibits:
               The following exhibits are filed as part of this report:

               Number    Description of Document
               ------    ------------------------
               *2.1      Asset Purchase Agreement dated June 25, 1998 by
                         Scholastic, Inc. for purchase of certain book fair assets from Pages Book Fairs, Inc., subsidiary of Pages, Inc.

                27 Financial Data Schedule as of June 30, 1998 (filed only electronically with the SEC)

           (b) Reports on 8-K:

               A report on Form 8-K dated June 17, 1998 was filed on June 17, 1998 reporting the elimination of the position of Senior Vice President.

               A report on Form 8-K dated June 25, 1998 was filed on July 10, 1998 reporting the sale of certain of the Company's book fair assets and that the Company no longer met the listing criteria for the NASDAQ stock market.

* Previously filed as part of Form 8-K, dated June 25, 1998, filed on July 10, 1998.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pages, Inc.
(Registrant)

Dated: August 14, 1998               By: /s/ Steven L. Canan
      -------------------                -----------------------
                                         Steven L. Canan
                                         Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)