Form 10-Q
period 1998-09-30
PAGES INC /OH/
filed 1998-11-13
CIK 354564

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q
                                  (Mark One)
       [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For Quarterly Period Ended September 30, 1998

                                      OR
       [    ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission File Number 0-10475

                                  PAGES, INC.
 Incorporated - Delaware                 I.R.S. Identification No. 34-1297143
                 1915 N. Dale Mabry Hwy, Tampa, Florida 33607

Registrant's Telephone Number (813) 875-5407
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X            NO   ___

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

                                                                 Three Months   Three Months      Nine Months      Nine Months
                                                                    Ended           Ended             Ended            Ended
                                                                 Sept 30, 1998  Sept 30, 1997     Sept 30, 1998    Sept 30,1997
                                                                 -------------  -------------     -------------    ------------
Revenues                                                         $    726,836   $    762,672      $   1,916,216    $ 2,343,958
Cost of goods sold                                                    306,514        323,547            831,407        956,044
                                                                 -------------  -------------     -------------    ------------
Gross profit                                                          420,322        439,125          1,084,809      1,387,914

Operating Expenses:
  Selling, general and administrative                                 519,561        412,206          1,306,056      1,651,742
  Depreciation and amortization                                        32,681         32,761            117,388        115,578
                                                                 -------------  -------------     -------------    ------------
  Total Operating Expenses                                            552,242        444,967          1,423,444      1,767,320

Other (income) expense:
  Interest, net                                                        46,149        (62,736)           261,208       (188,918)
  Other - Litigation proceeds                                        (450,000)       -------          (450,000)          ----
  Total  Other (Income) expense                                      (403,851)       (62,736)          (188,792)      (188,918)


  Income(loss) from continuing operations                             271,930         56,894           (149,844)      (190,488)

  Discontinued operations:
    Income(loss) from operations of discontinued subsidiary          (157,401)    (1,824,114)        (2,226,108)    (2,661,635)
    Income(loss) on disposal of subsidiary assets                     -------         ------         (1,515,396)       -------


Income (loss) before income taxes                                     114,529     (1,767,220)        (3,891,348)    (2,852,123)

Provision for income taxes                                              -----          -----              -----          -----
                                                                 -------------  -------------     -------------    ------------
NET INCOME (LOSS)                                                     114,529     (1,767,220)        (3,891,348)    (2,852,123)
                                                                 =============  =============     =============    ============
Income(loss) per common share:
   Income(loss) from continuing operations                       $        .04    $       .01         $     (.02)    $     (.03)
   Discontinued operations                                               (.02)          (.29)              (.57)          (.43)
                                                                 -------------  -------------     -------------    ------------
Income(loss) per common share                                  $          .02           (.28)              (.59)    $     (.46)
                                                                 =============  =============     =============    ============

Weighted average common and common
   equivalent shares                                                6,564,000      6,194,000          6,564,000      6,196,000
                                                                 =============  =============     =============    ============

See accompanying notes.

                                  PAGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                September 30,     December 31,
                                                    1998              1997
                                                -------------     ------------
ASSETS

Current Assets:
Cash                                            $    661,795      $   412,060
Accounts receivable, net of allowance for
  doubtful accounts of $90,000 and
  $356,000, respectively                           1,372,000        2,662,140
  Inventory                                        1,546,983       12,991,795
  Prepaid expenses                                   180,257        1,429,726
  Note receivable from CASCO                           ----         3,500.000
                                                -------------     ------------

    Total current assets                           3,761,035       20,995,721
                                                -------------     ------------

Property and equipment:
  Buildings                                          -------         1,070,201
  Equipment                                          900,156         1,988,863
                                                -------------     ------------
                                                     900,156         3,059,064
Less accumulated depreciation                       (694,909)       (1,100,657)
                                                -------------     ------------
                                                     205,247         1,958,407
  Land                                                ------           420,000
                                                -------------     ------------

    Total property and equipment, net                205,247         2,378,407
                                                -------------     ------------

Other assets:
Assets held for disposal                           1,269,198           -------
Cost in excess of net assets acquired,
  net of accumulated amortization of $196,000
  and $899,000, respectively                       1,727,161         4,441,484
  Other                                              122,159           267,654
                                                -------------     ------------


                                                   3,118,518         4,709,138
                                                -------------     ------------

    TOTAL ASSETS                                 $ 7,084,800       $28,083,266

See accompanying notes

                                  PAGES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                September 30,     December 31,
                                                     1998             1997
                                                -------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                $  870,658     $  6,173,483
  Short-term debt obligations                              0       11,082,227
  Accrued liabilities                                644,142          880,693
  Accrued tax liabilities                            501,434        1,103,501
  Deferred revenue                                 1,464,386        1,265,366
  Current portion of long-term debt obligations       98,949          256,488
  Current portion of capital lease obligations        70,372           74,872
                                                -------------     ------------

    Total current liabilities                      3,649,941       20,836,630
                                                -------------     ------------

Long-term debt and capital lease obligations       2,124,023        2,044,452
                                                -------------     ------------

  Total liabilities                                5,773,964       22,881,082
                                                -------------     ------------

Commitments and contingencies
Stockholders' Equity:
Preferred stock: $.01 par value; authorized
  300,000 shares; none issued and outstanding
Common stock: $.01 par value; authorized
  20,000,000 shares; issued 6,862,722                 68,627           68,627
Capital in excess of par value                    21,908,833       21,908,833
Notes receivable from stock sales                   (902,373)        (902,373)
Accumulated deficit                              (19,523,128)     (15,631,780)
                                                -------------     ------------
                                                   1,551,959        5,443,307
Less 298,713 shares of common stock in
  treasury, at cost                                 (241,123)        (241,123)
                                                -------------     ------------

  Total stockholders' equity                       1,310,836        5,202,184
                                                -------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 7,084,800      $28,083,266
                                                =============     ============

See accompanying notes

                                  PAGES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Nine Months      Nine Months
                                                    Ended            Ended
                                               September  30,    September 30,
                                                    1998              1997
                                                -------------     ------------


Cash Flow (Used In) Operations:
  Net income (loss)                             ($ 3,891,348)    ($ 2,852,123)
Reconciliation to net cash flow used in
  continuing operations:
  Depreciation and amortization                      117,388          115,578
  Loss on sale of distribution channel             1,515,396          -------


Changes in working capital items of continuing operations:
  Accounts receivable                              2,533,705       (1,250,299)
  Inventory                                        4,177,290       (4,371,325)
  Prepaid expenses and other assets                6,670,581        1,842,593
  Receipt of CASCO note receivable                 3,500,000           ------
  Accounts payable and accrued liabilities       (10,483,974)       4,733,200
  Deferred revenue                                   199,020          221,310
                                                -------------     ------------
    Net cash from (used in)
      continuing operations                        4,338,058       (1,561,066)
                                                -------------     ------------
    Net cash from (used in)
      discontinued operations                     (3,741,504)      (2,661,635)
                                                -------------     ------------
      Net cash from (used in) operations             596,553       (4,222,701)
                                                -------------     ------------

Cash Flow From (Used In) Investing Activities:
  Proceeds from sale of property and equipment        53,912          -------
  Payments for purchases of property and equipment   (11,036)        (170,011)
  Proceeds from disposition of
    distribution channel                          10,500,000         --------
                                                -------------     ------------
    Net cash flow from (used in)
      investing activities                        10,542,876         (170,011)
                                                -------------     ------------

Cash Flow From (Used In) Financing Activities:
  Proceeds from issuance of stock                                     467,700
  Proceeds from debt obligations                  20,171,596       17,426,406
  Proceeds from subordinated debt issued           3,000,000          980,000
  Payments on debt and lease obligations         (31,336,290)     (14,622,023)
  Payments on subordinated debt issued            (2,725,000)        --------
                                                -------------     ------------
    Net cash flow from (used in)
      financing activities                       (10,889,695)       4,252,083
                                                -------------     ------------

Increase in cash                                     249,735         (140,629)

  Cash, beginning of period                          412,060          317,911
                                                -------------     ------------
  Cash, end of period                            $   661,795          177,282
                                                =============     ============

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

     Pages, Inc. (the "Company"), through Pages Library Services, Inc., its wholly-owned subsidiary, operates Junior Library Guild, a subscription service that distributes first print, award winning childrens' books. The Company has its own editorial division that reviews books in the manuscript stage and makes selections for nine reading levels. The Company markets most of its products directly to schools and public libraries but has plans to expand into other segments.

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

Note 2.  Discontinued Operations

     Effective on the close of business on June 25, 1998, the Company sold certain of its assets relating to the book fair business, operated by Pages Book Fairs, Inc., its wholly-owned subsidiary, for $10.5 million, $1.0 million of which was placed in escrow and subsequently released in August 1998 following delivery of certain book inventory and book cases. These assets included inventory, display cases, and customer lists. The Company has discontinued its book fair business and the accompanying financial statements reflect the results from the book fair business as discontinued operations.
The comparative 1997 statements have been reclassed to reflect the discontinued operations on a proforma basis.

     The sale of assets, during second quarter ended June 30, 1998, resulted in a gain of $2.3 million. Related to discontinuing its book fair operations, the Company wrote off related assets of approximately $4.0 million. This write-off included $3.2 million of goodwill and related costs, $819,000 of prepaid selling costs, and various other related assets. The Company also established a $580,000 reserve for expenses (of which $260,000 remains at third quarter ended September 30, 1998) to be incurred in effecting the transfer of inventory to the buyer and in discontinuing the book fair business. This resulted in a net loss of $1.5 million related to the disposal of the book fair business.
The discontinued operations also incurred a net loss from operations for the nine months ended September 30, 1998 of $2.0 million for a total reported loss on discontinued operations of $3.5 million.

     The Company will continue to operate its book publishing business and, through its Pages Library Services, Inc. subsidiary, Junior Library Guild.


Note 3.  Debt Obligations

     The Company has a $200,000 Note Payable bearing interest at the lender's prime rate plus 1%, due July 31, 2001. $24,300 was unused at September 30, 1998.

     In January, 1998, the Company borrowed $3.0 million of 12.5% convertible debt due January 21, 2004, from Provident Bank. Warrants to purchase shares of the Company's common stock were issued in connection with this subordinated debt financing. Interest was payable monthly. This convertible debt was paid off and settled for a total of $2.7 million on June 26, 1998 and the Provident warrants were canceled.

Note 4.  Supplemental Cash Flow Information

     Cash payments during the nine months ended September 30, 1998 and 1997, included interest of $660,000 and $430,000, respectively, and income taxes of $340,000 and $725,000, respectively.

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

Note 6.  Income Taxes

     There was no income tax provision for the three and nine months ended September 30, 1998, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

Note 7.  Earnings Per Share

     The following table represents the computation of basic and diluted earnings per share:


                                            Three Months      Nine Months
                                               Ended             Ended
                                           September 30,     September 30,
                                               1998               1998
                                           -------------     ------------
Basic Earnings per Share:
Weighted average number of common
  shares outstanding                          6,564,000         6,564,000



Net income(loss) available to common
  stockholders                             $    114,529       $(3,891,348)
                                           ============       ===========

Basic earnings(loss) per share             $        .02       $      (.59)
                                           ============       ===========
Diluted Earnings Per Share:
Weighted average number of common
  shares outstanding - basic                  6,564,000         6,564,000


Net income(loss) available to common
  stockholders and assumed conversions     $    114,529       $(3,891,348)
                                           ============       ============

Diluted earnings(loss) per share            $       .02       $      (.59)
                                            ============      ============


     Options and warrants were outstanding during the periods but were not included in the computation of dilutive EPS because at September 30, 1998, the exercise price was substantially above market price and at September 30, 1997, the potential common stock would be antidilutive.

Note 8.  Assets Held For Disposition

     Assets held for disposition at September 30, 1998 consist of a warehouse, office facility and real estate in Worthington, Ohio currently being used by the Junior Library Guild subsidiary on a temporary basis.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

     Certain statements contained in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding matters that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Those statements include remarks regarding the intent, belief, or current expectations of the Company, its directors, or its officers with respect to, among other things, the Company's ability to raise additional capital and future operating cash flows. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected, anticipated or expected in the forward-looking statements as a result of various factors, many of which, such as the Company's ability to raise additional capital, are beyond the control of the Company. The accompanying information contained in this Form 10-Q, including, without limitation, the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences.

Three Months Ended September 30, 1998 Compared with Three Months Ended September 30, 1997

     Revenues from continuing operations for the three months ended September 30, 1998, approximated $720,000 compared to approximately $760,000 for the three months ended September 30, 1997, a decrease of 5% or approximately $40,000. The decrease in revenues is partly attributed to a $115,000 reduction in sales from a product line discontinued in 1997.

     Cost of goods sold was approximately $300,000 for the three months ended September 30, 1998, compared to approximately $320,000 for the three months ended September 30, 1997, a decrease of 5% or approximately $20,000. The decrease in costs of goods sold is due to the reduction in revenues discussed above. As a percentage of revenues, cost of goods sold was 42% during the third quarter of 1998 and 1997.

     Selling, general, and administrative expense was approximately $520,000 for the three months ended September 30, 1998, compared to approximately $410,000 for the three months ended September 30, 1997, an increase of 26% or approximately $110,000. This increase was primarily related to the attorney fees incurred by the Company in connection with a lawsuit filed by it against its former auditors.

     Interest expense was approximately $45,000 for the three months ended September 30, 1998, compared to interest income of $60,000 for the three months ended September 30, 1997, an increase of 170% or $105,000. The average outstanding debt for the three months ended September 30, 1998, approximated $1.8 million compared to $1.9 million for the three months ended September 30, 1997. Additionally, the average interest rate for the three months ended September 30, 1998, approximated 10.71% compared to approximately 10.67% for the three months ended September 30, 1997. Netted in interest expense for the three months ended September 30, 1997, is approximately $90,000 of interest income earned on the $5.0 million note receivable from the former subsidiary, CASCO.

     Depreciation and amortization expense was approximately $33,000 for the three months ended September 30, 1998, compared to $33,000 for the three months ended September 30, 1997.

     There was no income tax provision for the three months ended September 30, 1998, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

     The three months ended September 30, 1998, resulted in operating gain of $270,000 compared to an operating gain of $57,000 in the three months ended
September 30, 1997.    The increase in operating loss is directly related to
the net gain on the settlement of the Company's litigation against its former auditors.

     The three months ended September 30, 1998, resulted in a net gain of $115,000 versus a net loss of $1.7 million in the three months ended September 30, 1997. Included in these results for the third quarter, was $150,000 of loss in 1998 and $1.8 million of loss in 1997 from the discontinued operations of the Company's book fair business (which was sold at June 25, 1998), as well as the net gain on the settlement of the Company's litigation against its
former auditors.   Without the two items mentioned previously, net results for the three months ended September 30, 1998 have declined as compared to the same period in 1997. Basic and diluted loss per share changed from $.28 in the comparable quarter last year to a net gain per share of $.02.

Third Quarter 1998 Compared with Third Quarter 1997

     Revenues from continuing operations for the nine months ended September 30, 1998, approximated $1.9 million compared to approximately $2.3 million for the nine months ended September 30, 1997, a decrease of 18% or approximately $400,000. The decrease in revenues is principally attributable to the $460,000 decrease in year to date sales from discontinued product lines. Year to date revenues for 1998 from continuing lines approximate year to date 1997 revenue levels.

     Cost of goods sold was approximately $830,000 for the nine months ended September 30, 1998, compared to approximately $950,000 for the nine months ended September 30, 1997, a decrease of 13% or approximately $120,000. The decrease in cost of goods sold is due to the reduction in year to date revenues discussed above. Cost of goods sold as a percentage of revenues was 43% for the nine months ended September 30, 1998, compared to 41% for the nine months ended September 30, 1997.

     Selling, general and administrative expense was approximately $1.3 million for the nine months ended September 30, 1998, compared to $1.6 million for the nine months ended September 30, 1997, a decrease of 21% or approximately $300,000. The net decrease in selling, general and administrative expense is attributable to the reduction in expenses of approximately $431,000 in March 1997, to record the current value of Stock Appreciation Rights issued in 1996.

     Interest expense was approximately $260,000 for the nine months ended September 30, 1998, compared to interest income of approximately $190,000 for the nine months ended September 30, 1997, an increase of 240% or approximately $450,000. The average outstanding debt for the nine months ended September 30, 1998, approximated $3.5 million compared to $1.3 million for the nine months September 30, 1997. The average interest rate for the nine months ended September 30, 1998, approximated 11.41% compared to approximately 10.67% for the nine months ended September 30, 1997. Netted in interest expense for the nine months ended September 30, 1997 is approximately $270,000 of interest income earned on the $5.0 million note receivable from the former subsidiary, CASCO.

     Depreciation and amortization expense was approximately $117,000 for the nine months ended September 30, 1998, compared to $115,000 for the nine months ended September 30, 1997, an increase of 2% or $2,000.

     The nine months ended September 30, 1998, resulted in operating loss of $150,000 compared to operating loss of $190,000 for the nine months ended September 30, 1997.

     The nine months ended September 30, 1998, resulted in a net loss of $3.9 million versus a net loss of $2.8 million for the nine months ended September 30, 1997. Included in the net loss, was $3.7 million of loss in 1998 and $2.7 million of loss in 1997 from the discontinued operations of the Company's book fair business (which was sold at June 25, 1998), as well as income in the nine months ended September 30, 1998 resulting from the settlement of the Company's litigation against its former auditors. Without the two items mentioned previously, net results have increased in the nine months ended September 30, 1998, over the nine months ended September 30, 1997. Basic and diluted loss per share increased from $.46 for the third quarter 1997, to a net loss per share of $.59 for the third quarter 1998.

Liquidity and Capital Resources

     The Company had a net increase in cash for the nine months ended September 30, 1998, of $250,000, compared to a net decrease for the comparable period in the prior year of $140,000. Cash provided by operating and investing activities funded the net cash used in financing activities during the nine months ended September 30, 1998.

     For the nine months ended September 30, 1998, continuing operations provided $4.3 million in cash as compared to $1.6 million used during the nine months ended September 30, 1997. Included in operating cash outlays in the nine months ended September 30, 1998, was $3.7 million related to discontinued book fair operations. The decrease in cash used in operations for the third quarter of 1998 resulted primarily from sale of assets from operations (approximately $8.0 million) and an increase in the days outstanding of trade accounts payable.

     Cash from investing activities was $10.5 million for the nine months ended September 30, 1998, representing sale of the Company's book fair business assets. The nine months ended September 30, 1997 had cash used in investing activities of $170,000, primarily representing the payments for fixed assets.

     For the nine months ended September 30, 1998, net cash used in financing activities was $10.9 million. This compares to net cash provided by financing activities of $4.2 million for the nine months ended September 30, 1997. Financing activities consisted primarily of borrowings and paydowns on the revolving line of credit in 1998 and 1997. At third quarter ended September 30, 1998, the Company had a $200,000 Note Payable (of which $24,300 was unused) bearing interest at the lender's prime rate plus 1%, due July 31, 2001.

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

     As of the date of this filing, the Company and the buyer have finalized the inventory collection and valuation, and the funds in escrow were released in August 1998.

     The Company used the proceeds from the sale of its book fair assets to satisfy its secured subordinated debt held by Provident Bank and to pay $7.8 million toward the outstanding balance due on its primary secured debt to The Huntington National Bank.

     The Company is in the process of restructuring after the closure of its book fair business and has reduced its workforce from approximately 150 to approximately 20 employees. The Company will continue to operate its Junior Library Guild subsidiary.

     At September 30, 1998, Pages Book Fairs, Inc., a subsidiary of the Company, had trade payables of $765,000, in addition to, sales tax liabilities and lease obligations, of which nearly all were past normal terms. Since Pages Book Fairs, Inc. has virtually no assets and substantial liabilities, the Company is currently seeking professional advice as to what legal manner it should pursue in order to resolve or discharge these payables.

     During the nine months ended September 30, 1998, the Company was not in compliance with its senior and subordinated debt covenants related to its tangible capital base, but has not received a notice of default from its lenders. This condition has been alleviated by the payoff of the subordinated debt and the substantial reduction in the senior debt to The Huntington National Bank.

                          PART II - OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS
          On September 16, 1998, Pages, Inc. settled litigation it commenced against its former auditors for the payment to the Company of $450,000. The litigation was discussed in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1997. The Company incurred attorney's fees and expenses of $160,000 related to the litigation.

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS
          Warrants to purchase 391,514 shares issued on January 21, 1998 to Provident Bank were canceled on June 25, 1998.

ITEM 2:   OTHER INFORMATION
          As previously reported on form 8-K dated July 10, 1998, Pages, Inc. no longer meets the net asset continued listing criteria for the NASDAQ Stock Market. Accordingly, the Company's common stock has been delisted from the NASDAQ National Market as of July 28, 1998. However, the Company's common stock is traded on the OTC Bulletin Board.

Steven L. Canan, Chief Financial Officer and Treasurer of Pages, Inc. announced his resignation effective October 30, 1998.

ITEM 3:   EXHIBITS AND REPORTS ON FORM 8-K
          (a) Exhibits:
               The following exhibits are filed as part of this report:

               Exhibit
               Number    Description of Document
               *2.1      Asset Purchase Agreement dated June 25, 1998 for
                         purchase of certain book fair assets from Pages Book
                         Fairs, Inc., subsidiary of Pages, Inc.
               27        Financial Data Schedule as of September 30, 1998
                         (filed only electronically with the SEC)

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

Pages, Inc.
----------------------------------
(Registrant)

Dated: November 13, 1998                By: /s/ S. Robert Davis
       --------------------------           -----------------------------
                                        S. Robert Davis
                                        President, Chief Executive Officer
                                        and Chairman of the Board
                                        Pages, Inc.