Form 10-K405
period 1998-12-31
PAGES INC /OH/
filed 1999-03-26
CIK 354564

                                  UNITED STATES
                        SECURITIES AND EXHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one) [X]
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR
           [ ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-10475

                               MEDIA SOURCE, INC.
                         (FORMERLY KNOWN AS PAGES, INC.)

             (Exact Name of Registrant as specified in its charter)

            DELAWARE                                            34-1297143
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       5720 AVERY ROAD, DUBLIN, OHIO 43016
                    (Address of principal executive offices)

Registrant's telephone number: (614) 793-8749
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $0.01 Par Value per Share
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 15, 1999, was $387,907 (computed by reference to the last sale price of such stock as reported on the OTC Bulletin Board).

The number of Common Shares, each with $0.01 par value, of the registrant outstanding as of March 15, 1999, was 328,200 (this number reflects the one-for-twenty reverse stock split effective March 9,1999 and is subject to rounding ).

                            Exhibit index on page 51
                               Page 1 of 54 Pages

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL DEVELOPMENT OF BUSINESS

        Media Source, Inc. (the "Company", formerly known as Pages, Inc.), was formed as an Ohio corporation in 1980, and on October 14, 1994, it reincorporated under the laws of the State of Delaware. The operations of the Company are principally through its wholly-owned subsidiary, MT Library Services, Inc. ("MTLS" formerly known as Pages Library Services, Inc.), a Florida corporation and its affiliates. One of these affiliates, Junior Library Guild ("JLG"), which the Company acquired in 1994, distributes children's literature throughout the United States, primarily through subscription services. The Company's United Kingdom subsidiary, Great British Book Fairs, Limited, was sold and its Canadian distribution channel, Great Owl Book Fairs, Inc., closed in March, 1996. A spin-off of CASCO INTERNATIONAL, INC., ("CASCO"), formerly a wholly-owned subsidiary of the Company, was completed on December 31, 1996. The sale of certain business assets of Pages Book Fairs, Inc. ("PBF"), also a wholly owned subsidiary of the Company, was completed on June 25, 1998. The financial statements contained herein do not reflect the ongoing revenues and operations of PBF; which were material to the Company in the past.

        The Company held a Special Stockholder's Meeting on February 18, 1999 to vote on two items; a name change and a reverse stock split. The proposed name change for the Company, Media Tech, Inc., was approved but subsequently found to be in use by another corporation. Thereafter, the Company legally changed its name from Pages, Inc. to Media Source, Inc. and changed the symbol for its common stock to "MESH" on the OTC Bulletin Board administered by the National Association of Securities Dealers, Inc. During the Special Stockholder's Meeting, the stockholders of the Company also approved a one-for-twenty reverse stock split. Stockholders of record as of March 9, 1999 owning less than twenty shares were deemed to own a fractional new share interest and the Company will pay, in cash, the fair value of all of the fractional new share interests owned, following the reverse split, based on the trading price of the common stock immediately after the reverse split.

NARRATIVE DESCRIPTION OF BUSINESS

        MARKET OVERVIEW. The Company markets its children's literature primarily through JLG book subscriptions directly to librarians at public libraries and both private and public school libraries. The Company's primary focus group is kindergarten through grade 12. The U.S. student enrollment is over 38 million. There are over 16,000 public libraries and over 75,000 school libraries in the United States.

        LIBRARY SALES. The Company markets directly to public and private school libraries and public libraries through MTLS. JLG, which was founded in 1929, offers high quality, award-winning children's literature in nine reading levels through a 12-month subscription program. The JLG name is a valued trademark and identity in the children's library market. A JLG subscription provides libraries with some of the highest quality current children's literature in first edition hardcover books at up to 50% off of publishers' cover prices. The National Library Services ("NLS") division, now discontinued, marketed high quality, hardcover books at prices up to 60% off of publishers' cover prices.

        MARKETING AND CUSTOMER SERVICE. Currently, the Company markets its book subscriptions and children's literature through approximately 4 trained telephone sales representatives located in its Tampa, Florida office. The telephone sales representatives undergo extensive training, monitoring, and supervision to ensure quality control and consistency. The Company's computer system allows telephone sales representatives to sequence solicitations according to account profitability.

        In primary and secondary schools, decisions relating to book subscriptions and literature are usually made by school librarians, media specialists, or reading specialists. Surveys conducted by the Company indicate that product quality, quantity, and customer service are the three most important factors considered by librarians in selecting a book subscription company. The Company has established an on-line system which can be accessed by each of its telemarketers and customer service representatives to retrieve messages and special requests from customers. Additionally, the Company maintains a customer service department with a national toll-free number. The customer service department incorporates information derived from customers, enabling the Company to measure the effectiveness of its marketing programs and monitor the performance of its services.

        The Company currently offers 108 new book titles per year in its subscription service. In addition, customers are able to purchase up to 200 book titles previously offered at a reduced price. The Company's editorial department, located in New York, New York, selects book titles from more than 1,000 manuscripts and other sources submitted by children's book publishers each year based upon such factors as literary quality, educational value and sales potential. The Company has a history of selecting a wide variety of award-winning, favorably reviewed titles by critically acclaimed authors.

        PUBLISHING. The Company published and marketed reasonably priced leisure-based children's printed literature and media products. The Company's books generally had a retail price ranging from $0.99 to $19.99, depending largely on whether the books were soft or hardcover. Most of the books sold were softcover having a retail price of less than $5.95. In 1998, approximately 70% of the titles offered were purchased from other publishers or were reprints licensed from other publishers. The remaining titles offered were proprietary titles produced and published by the Company's Pages Publishing Group division under its Willowisp Press (R), Hamburger Press (R), Worthington Press (R), and Riverbank Press(R) imprints. In 1998, the Company's book fairs included over 110 fiction and non-fiction books and related products published under its proprietary imprints. Approximately 850 proprietary titles of the Company consistently ranked at the top of the best selling books at the book fairs. In 1998, 50% of the top-selling 50 books through the Company's book fair distribution channel were proprietary titles. All of the Company's proprietary books were manufactured by independent printers, which were generally selected on the basis of price and quality. The Company had no agreements or contractual arrangements with any printer other than purchase order commitments issued in the normal course of business. The Company believed that it was not dependent on any one printer. The Company's Pages Publishing Group division may resume the printing of its' proprietary titles at some point in the future.

        PAGES BOOK FAIRS. The principal distribution channel for the Company's children's literature, June 1998 and prior, was through its school book fairs. The Company was marketing its book fairs under its "Pages Book Fairs, the Original School Book Fair Company" trade name. The Company sold more than 6 million children's books and related items in 1998 through its book fairs. Based on information obtained through the conduct of its business, the Company believed that it operated the second largest school book fair business in the United States prior to its sale in June 1998. The Company continues to sell remaining PBF inventory and believes that it will continue to do so in the foreseeable future.

        A typical book fair was generally one week in duration, conducted at a central location on school premises, and sponsored as a fund-raising event by parent groups, librarians, or media specialists. A school typically conducted one or two book fairs during the school year. Book fairs gave students the opportunity to browse and purchase quality, reasonably priced, leisure-based paperback books, hardcover books, and related products such as posters, pencils, erasers, and bookmarks. PBF provided to the schools, child-friendly display cases that were fully stocked with books and related products. The sponsor conducted the book fair, retained a percentage of the sales receipts, and remitted the balance to PBF. The amount of this net sale, after the sponsor's profit, was recorded by PBF as revenue.

        DISTRIBUTION. Approximately 95% of the Company's elementary and middle school book fairs were "case fairs," in which fully stocked book cases were delivered to and retrieved from the schools by the Company's independent distributors. The balance of the Company's book fairs were "direct-marketed fairs," in which the books and merchandise were delivered and retrieved through the mail. Direct-marketed fairs were utilized for elementary and middle schools located in sparsely populated areas with a small number of schools where a case fair would not be cost-effective and for pre-schools because fewer titles were offered. Books and related merchandise for case fairs were distributed by the Company to its distributors from its warehouse in Worthington, Ohio. Books and merchandise for direct-marketed fairs were distributed directly to the schools from the Company's warehouse.

        As of December 31, 1998, the Company terminated 8 company and 67 independent distributors located in territories throughout the United States. The Company's independent distributors were independent contractors who were compensated by the Company on a commission basis. All distributors were responsible for the custody and care of an inventory of the Company's products and for delivery, setup, resupply during the fair, and retrieval of the products after book fairs. The Company believed its distribution structure was superior to others in the book fair business because of the ability of the independent distributor to provide superior, personalized service at all hours of the day or night.

        GROWTH OPPORTUNITIES. In 1998, the Company's 25,000 JLG subscriptions were enjoyed by approximately 12 million students and teachers. This access affords the Company an opportunity to increase sales of its products directly to teachers and librarians. The Company believes that its existing subscription sales organization and its marketing system are capable of absorbing additional volume and can be utilized to increase its share of the existing school library and public library markets. Currently, the Company has a customer base of approximately 6,500 which comprises approximately 7% of the entire school library and public library market nationwide. The Company plans to establish a sales force in Ohio and increase its sales force in Florida over the next several years to increase its revenue potential.

EMPLOYEES

        As of March, 1999, the Company employed a total of approximately 16 permanent and 4 seasonal persons in the United States. The number of employees fluctuated during 1998 from a high of 165 to a low of 20 due to the cyclical nature of the Company's business. With the sale of the Company's book fair business segment, approximately 140 employees were reduced from the workforce. None of the Company's employees are represented by a labor union. The Company considers its relationship with its employees to be excellent.

TRADEMARKS, COPYRIGHTS, AND LICENSES

        The Company owns or licenses the rights to the principal trademarks used in its business. The Company's principal trademarks are registered and the Company considers protection of such trademarks to be important to its business. U.S. trademarks expire ten years after they are granted, but are renewable. It is the Company's policy to renew all of its trademarks for active business lines. The Company is not aware of any other pending claims of infringement or challenges to the Company's right to use its trademarks.

COMPETITION

        The distribution of children's leisure-based literature, in general, is a highly competitive business. However, the structure of JLG, the product and level of customer service that it provides are unique and the Company knows of no direct competitors.

SEASONALITY AND WORKING CAPITAL

        The children's literature business correlates closely to the school year. As a result, the sales force is reduced during mid-June through mid-August and again around the Christmas season. As a subscription service, however, revenue is not seasonal and shipments of inventory continue throughout the year. Cash receipts decline during the summer months but do not cease as public libraries remain open.

YEAR 2000

        The Year 2000 problem arises from the fact that, due to early limitations on memory and disk storage, many computer programs indicate the year by only two digits, rather than four. This limitation can cause problems that perform arithmetic operations, comparisons or sorting of data fields to yield incorrect results when working outside the year range of 1900-1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 issue could have a material impact on the Company's business, operations or financial condition in the future. The Company has been assessing the impact that the Year 2000 issue will have on its computer systems, including both hardware and software. In response to these assessments, which are ongoing, the Company spent approximately $7,000 and has completed accounting and telemarketing software conversions to Year 2000 compliant software systems. The Company has found no other systems that it uses to have date-related deficiencies. The Company is also surveying its bank, customers and critical vendors to determine the status of their Year 2000 compliance programs.

        Based upon current available information, the Company believes that the Year 2000 compliance is substantially completed. Assuming that project plans can be implemented as planned, the Company believes future costs related to becoming Year 2000 compliant, which will be expensed as incurred, will not have a material adverse impact on the Company's business, operations or financial condition.

SUBSEQUENT EVENTS

        The Company held a Special Stockholder's Meeting on February 18, 1999 to vote on two items; a name change and a reverse stock split. The proposed name change for the Company, Media Tech, Inc., was approved but subsequently found to be in use by another corporation. Thereafter, the Company legally changed its name from Pages, Inc. to Media Source, Inc. and changed the symbol for its common stock to "MESH" on the OTC Bulletin Board administered by the National Association of Securities Dealers, Inc. During the Special Shareholder's Meeting, the stockholders of the Company also approved a one-for-twenty reverse stock split. Stockholders of record as of March 9, 1999 owning less than twenty shares were deemed to own a fractional new share interest and the Company will pay, in cash, the fair value of all of the fractional new share interests owned, following the reverse split, based on the trading price of the common stock immediately after the reverse split.

        In March 1999, Keith A. Hadley, the Chief Financial Officer and Treasurer of the Company announced his resignation.

ITEM 2.  PROPERTIES
-------------------

The principal facilities of the Company are as follows:

                                                                        OWNED/
LOCATION                USE                           SIZE              LEASED      EXPIRATION
--------                ---                           ----              ------      ----------
Worthington, Ohio       *Office and Warehouse     61,530 sq. ft.        Owned
Dublin, Ohio            Office and Warehouse       4,700 sq. ft.        Leased          M/M
New York, New York      Office                       750 sq. ft.        Leased         5/99
Tampa, Florida          Office                    1,780  sq. ft.        Leased         8/99

*The facilities are being used on a temporary basis by JLG.
These facilities are all located in appropriately designed buildings, which are kept in good repair.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

INTERNAL REVENUE SERVICE ASSESSMENT

        During the Spring of 1993, the Company was advised that the Internal Revenue Service ("IRS") might assess additional income taxes in connection with the examination of the tax returns of PBF and its affiliates for the fiscal years ending July 31, 1988, 1989, 1990, and 1991. In June, 1993, the Company recorded a $2 million adjustment to its purchase price allocation of PBF assets, which increased the cost in excess of assets acquired (i.e. - goodwill), and recorded a corresponding increase in accrued tax liabilities and related costs.

        In October, 1995, the Company received four Notices of Deficiency from the IRS relating to this examination. The Notices of Deficiency assessed additional income taxes of approximately $4.7 million and penalties of approximately $1.3 million, plus interest. The asserted deficiencies were attributable primarily to a restructuring of PBF and related entities that occurred on August 1, 1988 (before PBF was acquired by the Company), in which, along with other events, certain assets were transferred between related companies. The IRS had challenged, among other things, the values assigned to those assets by the parties to the transaction, contending that the assets were undervalued and that PBF recognized a substantial taxable gain in the transaction. In January 1996, the Company filed petitions with the Tax Court disputing the IRS valuation of the assets transferred, and other points in the IRS assessment.

        On October 28, 1996, the Company entered into a settlement with the IRS regarding the four Notices of Deficiencies and was assessed additional taxes for the fiscal years 1988, 1989, 1990, and 1991. The settlement included income taxes of $750,000, plus interest of approximately $750,000, for a total of approximately $1.5 million. The Company negotiated a payment plan with the IRS that spread the payments, including interest, over twelve months starting in March, 1997. At December 31, 1997, the balance due was approximately $300,000 and was paid in full by second quarter 1998.

        On December 27, 1996, the Company filed an action in U.S. District Court for the Northern District of Ohio against Arthur Andersen & Co. LLP seeking in excess of $16 million in damages. The complaint is a result of the final outcome of the IRS assessment described above and representations made by Arthur Andersen & Co. during the Company's purchase of PBF in 1992. On September 16, 1998, the Company settled its litigation for $450,000 and incurred attorney's fees and expenses of $160,000. Additionally, the

Company is subject to litigation by expert witnesses used in this suit against its former auditors. Management believes it is probable that the Company will have to pay some judgment but the amount is not believed to be determinable by the Company.

ILLINOIS DEPARTMENT OF REVENUE SALES TAX ASSESSMENT

        The Company is currently involved in litigation regarding sales tax for PBF. The Company has retained legal counsel and anticipates settlement of this matter during 1999. Management believes that the outcome of these legal proceedings may result in an unfavorable judgment and has recorded a liability of approximately $500,000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

        None.


                                     PART II

ITEM 5.  MARKET PRICE FOR THE COMPANY'S COMMON STOCK AND RELATED
----------------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

         The Common Stock is traded on the OTC Bulletin Board under the symbol "MESH." The following table sets forth for the periods indicated the high and low sale prices for shares of the Common Stock, as reported on the OTC Bulletin Board.

                                               Trade Price
                                         -----------------------

                                         High*             Low*
                                         -----             ----
Calendar Year Ended December, 1998
             Fourth Quarter               3 3/4            3 3/4
             Third Quarter                6 1/4              5
             Second Quarter                25             23 3/4
             First Quarter               32 1/2             30

Calendar Year Ended December, 1997
             Fourth Quarter              52 1/2             30
             Third Quarter               57 1/2           27 1/2
             Second Quarter              42 1/2           27 1/2
             First Quarter                 65               35

             *Based on March 9, 1999 one-for-twenty reverse stock split.

        As of March 9, 1999, the Company had approximately 609 holders of record of its Common Stock.

         The Company has not paid dividends since December 27, 1985. The Company anticipates that for the foreseeable future it will retain any earnings in order to finance the expansion and development of its business, and no cash dividends will be paid on its common stock.

         Effective February 23, 1998, Nasdaq implemented new listing standards. One of these requirements is that all companies have net tangible assets (total assets, excluding goodwill, minus total liabilities) of at least $4 million. As of December 31, 1997, the Company had net tangible assets of $760,700. The Company was notified by The Nasdaq Stock Market, Inc. that the Common Stock was scheduled for delisting at the close of business on March 16, 1998, unless the Company requested a temporary exception to the new requirements by sending a hearing request prior to the close of business on March 13, 1998.

         The Company mailed a hearing request on March 9, 1998, and requested an expedited written hearing, the effect of which was to stay the delisting. On March 26, 1998, the Company delivered a written submission supporting its argument in favor of an exception and requesting a period of 120 days to implement a plan to increase its net assets. The plan included a strategic expense reduction initiative underway by management, the offer by the Company of convertible preferred stock, discussions the Company was currently having with manufacturers of various products with respect to purchasing their products for resale in the Company's book fairs but paying the purchase price with Common Stock rather than cash, and an exchange of the Company's convertible preferred stock for convertible preferred stock issued by another company.

         On July 24, 1998, the Company was notified that an exception to the delisting of common stock was refused and delisting was effective with the close of business on July 28, 1998. The Securities of the Company were immediately eligible to trade on the OTC Bulletin Board, where they currently trade.

         The Bulletin Board prices represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commissions and may not represent actual transactions

1998 Sales of Unregistered Securities
-------------------------------------
                                                          Offering Price/                Registration          Terms of Conversion
 Date     Title    Amount*    Name of Purchaser       Nature of Transaction *         Exemption Claimed            or Exercise*
 ----     -----    -------    -----------------       -----------------------         -----------------            ------------
1/23/98  Warrant  19,575 sh   Provident Bank      10 year warrant exercisable at    Securities Act of 1933    10 year warrant
                                                  $45.00 in consideration for       Section 4(2) Exemption    exercisable at $45.00
                                                  $3.0 million subordinated note

1/23/98  Warrant   4,210 sh   First Taconic       5 year warrant exercisable at     Securities Act of 1933    5 year warrant
                              Securities          $23.75 in consideration for       Section 4(2) Exemption    exercisable at $23.75
                                                  subordinated financing

4/1/98   Options   5,000 sh   S. Robert Davis     5 year option excercisable at     Securities Act of 1933    5 year option
                              Chairman of Media   $45.20 per share                  Section 4(2) Exemption    excercisable at $45.20
                              Source, Inc.                                                                    per share
                              (Accredited
                              Investor)

4/1/98   Options   5,000 sh   William L. Clarke   5 year option excercisable at     Securities Act of 1933    5 year option
                              Former Senior Vice  $45.20 per share                  Section 4(2) Exemption    excercisable at $45.20
                              President of Media                                                              per share
                              Source, Inc.
                              (Accredited
                              Investor)

      *Based on March 9, 1999 one-for-twenty reverse stock split.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

All per share data has been adjusted to reflect the one-for-twenty reverse stock split.

(In thousands, except per share data)

                                                                       YEAR ENDED DECEMBER 31
                                                      ---------------------------------------------------------
                                                        1998            1997         1996       1995      1994
                                                      -------         -------      -------    -------    ------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues                                              $ 2,646         $ 3,390      $ 4,611    $ 4,015    $2,990
Costs and expenses                                      3,179           3,771        5,815      4,581     3,051
Valuation adjustment - note receivable                     --           1,500           --         --        --
                                                      -------         -------      -------    -------    ------

Loss from continuing operations
  before income taxes                                    (533)         (1,881)      (1,204)      (566)      (61)
(Provision) benefit for income taxes                       --              --           --         --        --
                                                      -------         -------      -------    -------    ------
 Loss from continuing operations                         (533)         (1,881)      (1,204)      (566)      (61)
Discontinued operations
  Loss from operations                                 (2,866)         (3,500)      (1,517)    (8,004)     (411)
  Gain(Loss) on disposal                                 (577)             --        3,255       (650)       --
  Cumulative effect of change in accounting
  principles                                               --              --          995         --        --
                                                      -------         -------      -------    -------    ------

Net income (loss)                                     $(3,976)        $(5,381)     $ 1,529    $(9,220)   $ (472)
                                                      =======         =======      =======    =======    ======

PER SHARE DATA:
BASIC AND DILUTED:
Loss from continuing operations                       $ (1.63)        $ (5.97)     $ (4.34)   $ (2.29)   $(0.31)
Discontinued operations, net of cumulative effect
of accounting change of $3.58 in 1996                  (10.49)         (11.10)        9.85     (35.04)    (2.02)
                                                      -------         -------      -------    -------    ------
Net income (loss) available to common
  Stockholders                                        $(12.12)        $(17.07)     $  5.51    $(37.33)   $(2.33)
                                                      =======         =======      =======    =======    ======
Cash dividends per common share                            --              --           --         --        --
Weighted average common shares                            328             315          278        247       203

                                                       ----------------------------------------------------------
                                                                               AT DECEMBER 31
                                                       ----------------------------------------------------------
                                                        1998            1997         1996       1995       1994
                                                        ----            ----         ----       ----       ----
CONSOLIDATED BALANCE SHEETS DATA:
Working capital                                        $  106         $   289      $ 3,935    $15,719    $13,527
Total assets                                            6,480          28,083       41,320     54,849     68,005
Long-term obligations                                   2,057           2,174        4,265     19,360      8,927
Stockholders' equity                                    1,226           5,202       12,876     10,674     19,593


NOTE 1: The tax provision was an allowance against previously recorded deferred tax assets.

NOTE 2: The prior years have been restated to reflect discontinued operations.

PERFORMANCE CHART

         The following chart compares the yearly change in the Company's total return (which reflect the restatement of results due to discontinued operations) to its Stockholders as compared to total return of the Center for Research in Securities Prices Total Return Index for the NASDAQ Stock Market (U.S.) and the Standard and Poors Publishing Group for the five-year period from December 31, 1993 to December 31, 1998. Total stockholder return for the Company, as well as for the Indexes, was determined by adding (a) the cumulative amount of dividends for a given year (assuming dividend reinvestment), and (b) the difference between the share price at the beginning and at the end of the year, the sum of which is then divided by the share price at the beginning of the year.

                                       INDEXED RETURNS
                                         YEARS ENDED
                                                                               Base period
Company/Index         12/31/98   12/31/97    12/31/96    12/31/95    12/31/94    12/31/93
-------------         --------   --------    --------    --------    --------    --------
Media Source, Inc.        0.8       14.0        30.2        15.1        41.9        100

Standard & Poor         192.1      163.8       113.0       114.5        92.5        100
Publishing 500

Nasdaq Composite        282.3      202.2       166.2       135.4        96.8        100

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements contained elsewhere in this Form 10-K regarding matters that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Those statements appear in a number of places in this Form 10-K and include remarks regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's ability to raise additional capital; (ii) future operating cash flows; (iii) ability of the Company to absorb additional volume; (iv) the Company's growth strategy; (v) the Company's opportunity to increase sales of its products and its market share; and (vi) trends affecting the Company's financial condition or results of operations. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected, anticipated or expected in the forward-looking statements as a result of various factors, many of which, such as the Company's ability to raise additional capital, are beyond the control of the Company. The accompanying information contained in this Form 10-K, including, without limitation, the information set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," identifies important factors that could cause such differences.

YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31, 1997

        Revenues for the year ended December 31, 1998, approximated $2.6 million, compared to approximately $3.4 million for the year ended December 31, 1997, a decrease of 22% or approximately $800,000. The decrease in revenues was principally attributable to the addition of one monthly subscription shipment in 1997 and a decrease of one monthly subscription shipment in 1998.

        Cost of goods sold was approximately $1.2 million for the year ended December 31, 1998, compared to approximately $1.5 million for the year ended December 31, 1997, a decrease of 22% or approximately $300,000. The decrease in cost of goods sold was due to the reduction in revenues discussed above. Cost of goods sold as a percentage of revenues remained at 44% for 1998 and 1997.

        Selling, general, and administrative expense was approximately $2.0 million for the year ended December 31, 1998, compared to approximately $2.3 million for the year ended December 31, 1997, a decrease of 15% or approximately $300,000. The decrease in selling, general, and administrative expense was attributable to the June, 1998 reduction in the workforce of the Company.

        Interest expense was approximately $310,000 for the year ended December 31, 1998, compared to interest income of $210,000 for the year ended December 31, 1997, an increase of 248% or approximately $520,000. Interest expense for 1997 included approximately $350,000 of interest income earned on the $5.0 million note receivable from a former subsidiary, CASCO INTERNATIONAL, INC. The average outstanding debt in 1998 approximated $3.1 million compared to $1.5 million for 1997. Additionally, the average interest rate for 1998 approximated 11.24%, compared to approximately 10.25% for 1997.

        Depreciation and amortization expense was approximately $167,000 for the year ended December 31, 1998, compared to $148,000 for the year ended December 31, 1997, an increase of 13% or approximately $19,000.

        There was no income tax provision for 1998 due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit.

        The loss from continuing operations for 1998 was approximately $500,000, compared to approximately $1.9 million in 1997. The decrease in loss from continuing operations was due to lawsuit settlement proceeds of $450,000 in 1998 as compared to a $1.5 million loss for valuation adjustment on the CASCO INTERNATIONAL, INC. note receivable which was recognized in 1997.

        1998 resulted in a net loss of approximately $4.0 million versus a net loss of approximately $5.4 million in 1997. Included in the 1998 net loss was approximately $2.9 million from discontinued operations of the book fair business segment and approximately $577,000 from the sale of PBF business assets. PBF incurred a $3.5 million loss on discontinued operations in 1997. Earnings per share increased to a net loss of $12.12 per share for 1998, versus a net loss per share of $17.07 in 1997. The weighted average common and common equivalent shares for 1998 increased to 328,200 from 315,300 in 1997.

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

        Revenues for the year ended December 31, 1997, approximated $3.4 million compared to approximately $4.6 million for the year ended December 31, 1996, a decrease of 27% or approximately $1.2 million. The decrease in revenues was principally attributable to the discontinuance of NLS in 1997.

        Cost of goods sold was approximately $1.5 million for the year ended December 31, 1997, compared to approximately $1.7 million for the year ended December 31, 1996, a decrease of 10% or approximately $200,000. Cost of goods sold as a percentage of revenues was 44% for 1997, compared to 36% for 1996. The increase in cost of goods sold as a percentage of revenues was due to additional reading levels for JLG in 1998.

        Selling, general, and administrative expense approximated $2.3 million for the year ended December 31, 1997, compared to approximately $3.9 million for the year ended December 31, 1996, a decrease of 39% or $1.6 million. The decrease was mainly attributable to the reduction of expenses from the discontinuance of NLS in 1997.

        Interest income was approximately $210,000 for the year ended December 31, 1997, compared to approximately $80,000 of interest expense for the year ended December 31, 1996 a decrease of 361% or approximately $290,000. Interest expense for 1997 included approximately $350,000 of interest income earned on the $5.0 million note receivable from CASCO INTERNATIONAL, INC. The average outstanding debt in 1997 approximated $1.5 million, compared to $1.1 million for 1996. The average interest rate for 1997 approximated 10.25%, compared to approximately 9.5% for 1996.

        Depreciation and amortization expense was approximately $148,000 for the year ended December 31, 1997, compared to $224,000 for the year ended December 31, 1996, a decrease of 34% or approximately $76,000.

        There was no income tax provision for 1997 due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit.

        The loss from continuing operations for 1997 was approximately $1.9 million, compared to an operating loss from continuing operations of approximately $1.2 million for 1996. The increased loss for 1997 was primarily attributed to the reduction in gross profit associated with the additional reading levels in JLG, the discontinuance of NLS, and a $1.5 million valuation adjustment on the CASCO INTERNATIONAL, INC. note receivable.

        1997 resulted in a net loss of approximately $5.4 million, versus net income of approximately $1.5 million in 1996. Included in the 1996 net income was a $1.7 million gain from discontinued operations ($3.3 million gain recorded on the sale of the Great British Book Fairs, Limited and $1.6 million loss on the discontinuance of PBF) as compared to $3.5 million loss from discontinued operations in 1997. Also included in the 1996 net income was approximately $900,000 of income from the discontinued operations of the Company's former subsidiary, CASCO INTERNATIONAL, INC. Earnings per share decreased to a net loss of $17.07 per share for 1997, versus a net income per share of $5.51 in 1996. The weighted average common and common equivalent shares for 1997 increased to 315,300 from 277,550 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had a net increase in cash for the year ended December 31, 1998, of $586,000. Cash provided by investing activities funded the net cash used in operating and financing activities during the year ended December 31, 1998. Cash on hand was $998,000 at December 31, 1998, compared to $412,000 at December 31, 1997.

        For the year ended December 31, 1998, continuing operations provided $1.2 million and net cash used in operations was $2.3 million as compared to $840,000 provided by continuing operations and $2.7 million of net cash used for operations for the year ended December 31, 1997. Included in operating cash outlays for both 1998 and 1997 was $3.5 million related to discontinued book fair operations. Included in operating cash outlays in 1997 was $375,000 and $1.2 million, relating to the settlements of the previously disclosed litigation with Gruner + Jahr and the Internal Revenue Service, respectively. The decrease in cash used in operations in 1998 versus 1997 resulted primarily from sale of book fair business from operations (approximately $8.0 million ).

        Cash provided by investing activities was $10.6 million for the year ended December 31, 1998, representing the sale of the Company's book fair business assets. In the year ended December 31, 1997, cash used in investing activities was $265,000, primarily representing the purchase of fixed assets.

        For the year ended December 31, 1998, net cash used in financing activities was $7.7 million. This compares to net cash provided by financing activities of $3.0 million for the year ended December 31, 1997. In 1998, proceeds from the sale of the Company's book fair business were used to repay debt obligations. Financing activities in 1997 consisted primarily of net borrowings of approximately $1.4 million on the Company's line of credit and time note, approximately $600,000 of stock issued for inventory purchases and consulting services, and approximately $1.0 million raised though private placement of subordinated debt.

        The Company's primary source of liquidity has been its existing credit facilities. At December 31, 1997, the Company had an $11.5 million revolving credit facility ($1.4 million unused at December 31, 1997) bearing interest at the lender's prime rate plus 1%, due June 30, 1998, and a $1.0 million time note (none unused at December 31, 1997) bearing interest at the lender's prime rate plus 2%, due February 28,

1998. The Company agreed to an early repayment of a $5.0 million note receivable from CASCO INTERNATIONAL, INC., at a discounted amount of $3.5 million. The $3.5 million in proceeds was used to pay down the Company's existing line of credit and payoff the $1.0 million time note. A revolving credit facility was simultaneously executed, replacing all prior revolving credit facilities, for $8.0 million due on January 1, 2000. On January 21, 1998, the Company borrowed from Provident Bank $3.0 million through a subordinated debt agreement, with warrants, bearing interest at 12.5 % and due January 21, 2004. On June 25, 1998, proceeds from the sale of the Company's book fair business were used to satisfy the subordinated debt held by Provident Bank and to pay $7.8 million toward the outstanding balance due on its primary secured debt to The Huntington National Bank. At December 31, 1998, the only bank debt of the Company was a $200,000 note payable to the Huntington National Bank bearing interest at the lender's prime rate plus 1%, due July 31, 2001.

        The Company does not anticipate any material expenditures for property and equipment during the next twelve months.

        As previously reported on Form 8-K filed July 10, 1998, and in the Discontinued Operations footnote to the attached financial statements, on June 25, 1998, the Company sold its book fair business for $10.5 million. $1.0 million of the amount received was placed in escrow pending delivery of certain book inventories and book cases held at over 70 locations throughout the United States. In August, 1998, total funds in escrow were released after finalization of inventory and case collection and valuation.

        At December 31, 1998, PBF had trade payables of $376,000, in addition to, sales tax liabilities and lease obligations, of which nearly all were past normal terms. Since the book value of the assets of PBF are minimal and it has substantial liabilities, the Company is currently seeking professional advice as to what legal manner it should pursue in order to resolve or discharge these payables.

        During 1998, the Company was not in compliance with its senior and subordinated debt covenants related to its tangible capital base, but has not received a notice of default from its lenders. This condition has been alleviated by the payoff of the subordinated debt and the substantial reduction in the senior debt to The Huntington National Bank.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
---------------------------------------------------------------------

        The Company's exposure to market risk through derivative financial instruments and other financial instruments, such as investments in short-term marketable securities, is not material. A portion of the long-term debt of the Company has a variable interest rate and could be adversely affected by an increase in interest rates.


ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------------------

        See Index to Consolidated Financial Statements and Financial Statement Schedule.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

        The Company filed a report on Form 8-K dated July 17, 1997, under item 4 announcing the dismissal of Deloitte & Touche, LLP as its principal independent accountant.

        The Company filed a report on Form 8-K dated December 23, 1997, under item 4 announcing the appointment of new independent accountants, Hausser + Taylor, LLP.

        The Company requested that the auditors of record for the year ended December 31, 1996, Deloitte and Touche, LLP, review and issue a representation letter to the current auditors of record, Hausser & Taylor, LLP, based on the restatement of the 1996 audit report originally prepared by Deloitte & Touche, LLP. The letter is required due to the restatement of the 1996 audit report to properly reflect the disposition of the book fair business in June, 1998 as discontinued operations. Deloitte & Touche, LLP refused to provide such a letter.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth certain information concerning the directors and executive officers of the Company.

                                                                DIRECTOR OR EXECUTIVE
       NAME         AGE                POSITION (1)                 OFFICER SINCE
       ----         ---                --------                     -------------
S. Robert Davis      60  Chairman of the Board, President,              1990
                         Assistant Secretary, and Director

Randall J. Asmo      34  Executive Vice President and Director          1992

Juan F. Sotos, M.D.  71  Director                                       1992

Robert J. Tierney    51  Director                                       1992

Keith A. Hadley      36  Chief Financial Officer and Treasurer          1998

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

        RANDALL J. ASMO was elected Vice President in 1992 and a director in 1997. In 1998, Mr. Asmo was elected Secretary and Executive Vice President. Prior to that time, he served as Assistant to the President from 1990 to 1992. Additionally, since 1987, Mr. Asmo has served as Vice President of Mid-States Development Corp., a privately-held real estate development and leasing company, as Vice President of American Home Building Corp., a privately-held real estate development company, and as an officer of several other small business enterprises.

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

        KEITH A. HADLEY was elected Chief Financial Officer and Treasurer in 1998. Previously, Mr. Hadley served as Compliance Manager at Crown NorthCorp, Inc., a publicly traded real estate asset management company, Audit and Corporate Tax Manager at Lexford Residential Trust, a REIT, and in several capacities in public accounting firms. Mr. Hadley resigned from the Company in March, 1999.

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

        The following table shows, for the fiscal years ended December 31, 1998, 1997, and 1996, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to the Company's President and each of its four other most highly paid executive officers whose total salary and bonus exceeded $100,000 (the "Named Executive Officers"), and the principal capacity in which they served:

                                                  SUMMARY COMPENSATION TABLE
                                                      ANNUAL COMPENSATION
                         --------------------------------------------------------------------------
                                                                                   SECURITIES
                                                                                   UNDERLYING
NAME AND                                                       OTHER ANNUAL     OPTIONS/WARRANTS/
PRINCIPAL POSITION       YEAR         SALARY        BONUS      COMPENSATION          SAR'S(#)(1)(2)
------------------       ----         ------        -----      ------------          --------
S. Robert Davis,         1998        $185,000(6)     $0             $0                   0
Chairman and President   1997        $192,115        $0             $0                  9,663
                         1996        $167,704        $0          $138,086(3)           12,204

William  L. Clarke (4)   1998        $ 79,046        $0          $    270(5)             0
Senior Vice President    1997        $145,140        $0          $    541(5)            1,458
                         1996        $ 88,346        $0          $    166(5)            7,593

(1) Stock options previously granted to the Named Executive Officers, by their terms, automatically adjust to reflect certain changes in the outstanding Common Shares of the Company, including stock dividends.

(2) Stock Appreciation Rights were awarded under the executive incentive compensation plan dated October 8, 1996. Effective April 1, 1997, the Stock Appreciation Rights program was canceled and these shares rescinded, (S. Robert Davis, 12,204 shares and William L. Clarke, 7,593 shares).

(3) Represents the difference between the fair market value of the Common Shares received and the stock option exercise price on the date of exercise.

(4) Mr. Clarke was elected Senior Vice President of the Company in May, 1996. Mr. Clarke's position was eliminated in June, 1998.

(5) Represents life insurance premiums paid for term life insurance provided as part of the health insurance plan provided to employees of PBF generally.

(6) Mr. Davis was paid $54,423 in salary through May 7, 1998. From that date through June, 1999, Mr. Davis has elected to defer his annual salary of $185,000. In June, 1999, Mr. Davis may elect to continue to defer his salary or be paid in cash or stock.

No Executive Officers have employment agreements with the Company.

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


EXECUTIVE COMPENSATION COMMITTEE'S REPORT ON EXECUTIVE COMPENSATION

        The Executive Compensation Committee (the "Committee") has designed its executive compensation policies to provide incentives to its executives to focus on both current and long-term Company goals, with an overriding emphasis on the ultimate objective of enhancing stockholder value. The Committee has followed an executive compensation program, comprised of cash and equity-based incentives, which recognizes individual achievement and encourages executive loyalty and initiative. The Committee considers equity ownership to be an important factor in providing executives with a closer orientation to the Company and its stockholders. Accordingly, the Committee encourages equity ownership to its executives through the grant of options to purchase Common Stock. Similarly, the Committee believes the Company's Employee Stock Purchase Plan encourages employees to build a meaningful stake in the Company, further aligning their interests with those of the stockholders.

        The Company believes that providing attractive compensation opportunities is necessary to assist the Company in attracting and retaining competent and experienced executives. Base salaries for the Company's executives, and the executives employed by the Company's subsidiaries, have historically been established on a case-by-case basis by the Board of Directors, based upon current market practices and the executive's level of responsibility, prior experience, breadth of knowledge, and salary requirements. Since its appointment in March 1993, the Committee has carried forward those policies. The base salaries of executive officers have historically been reviewed annually by the Board of Directors and are now reviewed annually by the Committee. Adjustments to such base salaries have been made considering: (a) historical compensation levels; (b) the overall competitive environment for executives; and
(c) the level of compensation necessary to attract and retain executive talent. Stock options historically have been awarded upon hiring, promotion, or based upon merit considerations. As the value of a stock option is directly related to the market price of the Company's Common Stock, the Board of Directors believes the grant of stock options to executives encourages executives to take a view towards the long-term performance of the Company. Other benefits offered to executives are generally the same as those offered to the Company's other employees.

        The Committee utilizes the same policies and considerations enumerated above with respect to compensation decisions regarding the Chairman of the Board and President, S. Robert Davis. Mr. Davis' 1998 base salary was determined primarily by reference to historical compensation, scope of responsibility, and the Company's desire to retain his services. The Committee believes its compensation policies with respect to its executive officers promote the interests of the Company and its stockholders through current motivation of the executive officers coupled with an emphasis on the Company's long-term success.


                                         Executive Compensation Committee
                                                 Juan F. Sotos, M.D.
                                                 Robert J. Tierney

OPTION/WARRANT GRANTS IN LAST FISCAL YEAR TO NAMED EXECUTIVE OFFICERS

        All options that were granted during 1998 were also canceled during 1998.


AGGREGATED OPTIONS EXERCISED IN 1998 AND FISCAL YEAR-END OPTION/WARRANT VALUES

        The following table provides certain information with respect to options exercised in fiscal 1998 by the Named Executive Officers and the value of such officers' unexercised options/warrants at December 31, 1998.

                                                                                         VALUE OF UNEXERCISED
                     SHARES                         NUMBER OF UNEXERCISED          IN-THE-MONEY (1) OPTIONS/WARRANTS
                    ACQUIRED                   OPTIONS /WARRANTS AT YEAR END(#)            AT YEAR END($) (2)
                       ON         VALUE        --------------------------------            ------------------
NAME                EXERCISE    REALIZED($)      EXERCISABLE    UNEXERCISABLE        EXERCISABLE     UNEXERCISABLE
----                --------    -----------      -----------    -------------        -----------     -------------
S. Robert Davis       None          N/A              9,663            0                  $0                0

(1) "In-the-Money" options are options whose base (or exercise) price was less than the market price of Common Stock at December 31, 1998.

(2) Assuming a stock price of $2.00 per share (as adjusted for one-for-twenty reverse stock split), which was the closing price of a share of Common Stock reported for the OTC Bulletin Board on December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

        The following table sets forth, to the best of the Company's knowledge, certain information as of March 9, 1999, with respect to the beneficial ownership of shares of the Company's common stock by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, by each director, by the President, and each of the Named Executive Officers serving as of December 31, 1998, and by all directors and executive officers of the Company as a group. All information in the following table has been adjusted to reflect the one-for-twenty reverse stock split.

                                      AMOUNT AND NATURE              PERCENT
NAME AND ADDRESS                  OF BENEFICIAL OWNERSHIP (1)      OF CLASS(2)
----------------                  ---------------------------      -----------
S. Robert Davis                            112,768(3)                 32.82%
5720 Avery Road
Dublin, Ohio 43016

Charles R. Davis                            25,311                     7.37%
2124 Pine Valley Club Drive
Charlotte, North Carolina 28277

Randall J. Asmo                              4,945(4)                  1.44%
5720 Avery Road
Dublin, Ohio 43016

Juan F. Sotos, M.D.                          3,468(5)                  1.01%
4400 Squirrel Bend
Columbus, Ohio 43220

Robert J. Tierney                              716(6)                  0.21%
4805 Olentangy Blvd.
Columbus, Ohio 43214
                                           -------                    -----
All executive officers and
 directors as a group (4 persons)          121,897(7)                 35.48%
                                           -------                    -----


(1) Represents sole voting and investment power unless otherwise indicated.

(2) Based on 328,200 shares of common stock outstanding as of March 15, 1999, plus, as to each person listed, that portion of the 34,188 unissued shares of common stock subject to outstanding options and warrants which may be exercised by such person within the next 60 days, and as to all executive officers and directors as a group, unissued shares of common stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options/warrants within the next 60 days.

(3) Includes 1,255 shares owned by Mr. Davis' wife as to which Mr. Davis disclaims beneficial ownership and includes 9,663 unissued Common Shares as to which Mr. Davis has the right to acquire beneficial ownership upon the exercise of stock options and warrants within the next 60 days.

(4) Includes 4,539 unissued Common Shares as to which Mr. Asmo has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

(5) Includes 578 unissued common shares as to which Dr. Sotos, a Director of the Company, has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

(6) Includes 578 unissued common shares as to which Dr. Tierney, a Director of the Company, has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

(7) The number of shares of common stock beneficially owned by all executive officers and directors as a group includes 15,358 unissued shares of common stock as to which they have the right to acquire beneficial ownership upon the exercise of stock options and warrants within the next 60 days, and 1,255 shares of common stock owned by Mrs. S. Robert Davis as to which Mr. Davis disclaims any beneficial ownership.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

         In July, 1997, the Company entered into a 12 percent subordinated convertible debt agreement for $500,000 with S. Robert Davis, Chairman of Media Source, Inc. After one year from the debt's issue date, up to 85 percent of the face value of the debt is convertible at $37.50 per share into common stock of Media Source, Inc.

         In August 1997, the Company issued a $130,000 13.5 percent subordinated note to Charles R. Davis, son of S. Robert Davis and a 7.4 percent owner of Media Source, Inc. This note was originally due February 22, 1998, and was extended and paid in full on June 30, 1998.

         In September, 1997, in exchange for personally guaranteeing the Company's $1.0 million time note, S. Robert Davis, Chairman, received a three year warrant for 50,000 shares of common stock, exercisable at $45.00 per share.

        In December, 1997, the Company recognized a valuation loss of $1.5 million on the CASCO INTERNATIONAL, INC. ("CASCO") $5.0 million note receivable. In January, 1998, an early repayment of $3.5 million was made by CASCO to Media Source, Inc. S. Robert Davis is the Chairman of Media Source, Inc. and of CASCO, owning 11.9 percent of CASCO's common stock. Charles R. Davis is the son of S. Robert Davis and the President of CASCO. Charles Davis owns 8 percent of Media Source, Inc.'s common stock.

        In 1998, several investors provided the Company $850,000 in subordinated notes payable with interest paid quarterly at 12 percent due August 1, 2000, of which 85 percent of the face value inconvertible into common stock after one year from purchase. S. Robert Davis, Chairman of the Company, provided $500,000 of the total.

        In May 1998, S. Robert Davis deferred compensation through June 1999 and also deferred certain rental payments for corporate offices in Dublin, Ohio from July 1998 forward.

        Also in 1998, S. Robert Davis personally guaranteed to The Huntington National Bank, a $200,000 subordinated note payable for Media Source, Inc.

        On June 25, 1998, the Company negotiated the sale of its book fair company assets to Scholastic. Certain requirements and stipulations were mandated by Scholastic in order for them to enter into the purchase contract. The requirements of S. Robert Davis, Board Chairman, were as follows:

1. That S. Robert Davis personally guarantee, to Scholastic, $6,400,000 of inventory located in approximately 70 distributor warehouses and the Company's warehouse in Columbus, Ohio. Davis did provide said guarantee to Scholastic.

2. That S. Robert Davis personally guarantee, to Scholastic, the delivery of 11,000 cases used in the marketing of books in its business. For each case not delivered of the 11,000 cases, the Company was required to pay $350.00. The maximum exposure under this portion of the agreement to Mr. Davis was $3,850,000 if the Company was unable to deliver any of the cases. Davis did provide said guarantee to Scholastic.

3. That S. Robert Davis, Charles R. Davis and Randall J. Asmo sign non-compete agreements for the next five years to Scholastic.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)  1.  Financial Statements:

         See Index to Consolidated Financial Statements and Financial Statement Schedule following "Signatures."

     2.  Exhibits:

         See the Exhibit Index.

(b) Reports on Form 8-K filed by Media Source, Inc. during the quarter ended December 31, 1998.

         The Company filed a report on Form 8-K dated July 14, 1998, under item
         7. The Company announced that pro forma financial information will be filed as soon as practicable, but not later than 60 days after the date of this report.

         The Company filed a report on Form 8-K dated July 29, 1998, under item
         5. The Company announced that it has been informed by Nasdaq that its securities will be delisted from The Nasdaq Stock Market effective with the close of business July 28, 1998.

         The Company filed a report on Form 8-K dated January 13, 1999, under item 5. The Company announced that a Special Stockholders Meeting will be held on February 18, 1999 to vote on a proposal to approve (1) a one-for-twenty reverse stock split and (2) the Company's name change from Pages, Inc. to Media Tech, Inc.

(d) Financial Statement Schedule

         See Index to Consolidated Financial Statements and Financial Statement Schedule following "Signatures."

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Media Source, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Media Source, Inc.
                                              (Registrant)

Dated: March 26, 1999                      By:   /s/
                                              ---------------------------------
                                              S. Robert Davis
                                              Chairman of the Board, President,
                                              and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Media Source, Inc. and in the capacities and on the date indicated.


Dated: March 26, 1999                By:              /s/
                                        ---------------------------------
                                        S. Robert Davis
                                        Chairman of the Board, President,
                                        and Director
                                        (Principal executive officer)

Dated: March 26, 1999                By:              /s/
                                        ---------------------------------
                                        Keith A. Hadley
                                        Chief Financial Officer and Treasurer
                                        (Principal financial and accounting
                                        officer)

Dated: March 26, 1999                By:              /s/
                                        ---------------------------------
                                        Randall J. Asmo
                                        Director

Dated: March 26, 1999                By:              /s/
                                        ---------------------------------
                                        Juan F. Sotos, M.D.
                                        Director

Dated: March 26, 1999                By:              /s/
                                        ---------------------------------
                                        Robert J. Tierney
                                        Director

                       MEDIA SOURCE, INC. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                        Page
                                                                        ----

Independent Auditors' Reports                                             27

Consolidated statements of operations                                     28

Consolidated balance sheets                                             29, 30

Consolidated statements of cash flows                                     31

Consolidated statements of stockholders' equity                           32

Notes to the consolidated financial statements                         33 - 49

Schedule II--Valuation and qualifying accounts                            50



         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Media Source, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Media Source, Inc. (formerly Pages, Inc.) and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. Our audits also include the information in the consolidated financial statement schedule for the years ended December 31, 1998 and 1997, listed in the index at Item 14(d). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits. The consolidated financial statements and consolidated financial statement schedule of the Company as of December 31, 1996, were audited by other auditors whose report dated March 21, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule for the years ended December 31, 1998 and 1997, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                           /s/ Hausser + Taylor, LLP


Columbus, Ohio
February 5, 1999

                               MEDIA SOURCE, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             Years ended December 31
                                                             -----------------------

                                                      1998             1997             1996
                                                      ----             ----             ----
Revenues                                          $ 2,646,160      $ 3,390,539      $ 4,611,393
Costs of goods sold                                 1,163,210        1,487,026        1,655,872
                                                  -----------      -----------      -----------
Gross profit                                        1,482,950        1,903,513        2,955,521
Operating expenses:
     Selling, general and administrative            1,989,422        2,345,278        3,856,042
     Depreciation and amortization                    167,369          148,342          223,671
                                                  -----------      -----------      -----------
     Income (loss) from operations                   (673,841)        (590,107)      (1,124,192)

Other expense (income):
     Interest, net                                    309,078         (208,671)          79,917
     Valuation adjustment - note receivable              --          1,500,000             --
     Gain on settlement of lawsuit                   (450,000)            --               --
                                                  -----------      -----------      -----------
Income (loss) from continuing operations
   before income taxes                               (532,919)      (1,881,436)      (1,204,109)
Provision for income taxes                               --               --               --
                                                  -----------      -----------      -----------
Income (loss) from continuing operations             (532,919)      (1,881,436)      (1,204,109)
Loss from discontinued operations                  (2,866,344)      (3,499,866)      (1,517,194)

     Gain(loss) on disposal                          (577,230)            --          3,255,337
     Cumulative effect of change in
        accounting principle                             --               --            994,664
                                                  -----------      -----------      -----------

NET INCOME(LOSS)                                  $(3,976,493)     $(5,381,302)     $ 1,528,698
                                                  ===========      ===========      ===========

Earnings per common share*:
     Income (loss) from continuing operations     $     (1.63)     $     (5.97)     $     (4.34)
     Net income (loss)                            $    (12.12)     $    (17.07)     $      5.51
                                                  ===========      ===========      ===========
Weighted average number of common
   shares outstanding                                 328,200          315,300          277,550
                                                  ===========      ===========      ===========

*All per share data has been adjusted to reflect the one-for-twenty reverse stock split.

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                          MEDIA SOURCE, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                                                 December 31
                                                                 -----------

                       ASSETS                                1998             1997
                                                             ----             ----
Current Assets:
   Cash                                                   $  998,432      $   412,060
   Accounts receivable, net of allowance for doubtful
      accounts of $94,000 and $356,000, respectively         867,333        2,662,140
  Inventory                                                1,271,336       12,991,795
  Prepaid expenses                                           167,485        1,429,726
  Note receivable from CASCO INTERNATIONAL, INC                 --          3,500,000
                                                          ----------      -----------
            Total current assets                           3,304,586       20,995,721
                                                          ----------      -----------

Property and equipment:
    Buildings                                                   --          1,070,201
    Equipment                                                656,642        1,988,863
                                                          ----------      -----------
                                                             656,642        3,059,064
    Less accumulated depreciation                           (536,888)      (1,100,657)
                                                          ----------      -----------
                                                             119,754        1,958,407
Land                                                            --            420,000
                                                          ----------      -----------

             Total  property and equipment, net              119,754        2,378,407
                                                          ----------      -----------

Other assets:
   Assets held for disposal (net)                          1,253,335             --
   Cost in excess of net assets acquired, net of
      accumulated amortization of $1,007,000 and
      $899,000, respectively                               1,715,109        4,441,484
   Other                                                      86,860          267,654
                                                          ----------      -----------
                                                           3,055,304        4,709,138
                                                          ----------      -----------

TOTAL ASSETS                                              $6,479,644      $28,083,266
                                                          ==========      ===========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                              MEDIA SOURCE, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                                                       December 31
                                                                       -----------

        LIABILITIES AND STOCKHOLDERS' EQUITY                      1998              1997
                                                                  ----              ----
Current Liabilities:
  Accounts payable                                            $    678,108      $  6,173,483
  Short-term debt obligations                                         --          11,082,227
  Accrued liabilities                                              333,514           880,693
  Accrued tax liabilities                                          506,745         1,103,501
  Deferred revenue                                               1,568,892         1,265,366
  Current portion of long-term debt obligations                    109,780           126,488
  Current portion of capital lease obligations                        --              74,872
                                                              ------------      ------------
     Total current liabilities                                   3,197,039        20,706,630
                                                              ------------      ------------

Long-term debt and capital lease obligations                     2,056,914         2,174,452
                                                              ------------      ------------

     Total liabilities                                           5,253,953        22,881,082
                                                              ------------      ------------

Commitments and contingencies

Stockholders' Equity
  Preferred shares: $.01 par value; authorized
    300,000 shares; none issued and outstanding
  Common shares: $.01 par value; authorized
    20,000,000 shares; issued 343,137 shares and
    324,864 shares, respectively                                    68,627            68,627
  Capital in excess of stated value                             21,908,833        21,908,833
  Notes receivable from stock sales                               (902,373)         (902,373)
  Accumulated deficit                                          (19,608,273)      (15,631,780)
                                                              ------------      ------------
                                                                 1,466,814         5,443,307

  Less 14,936 shares of common stock in treasury, at cost         (241,123)         (241,123)
                                                              ------------      ------------

     Total stockholders' equity                                  1,225,691         5,202,184
                                                              ------------      ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  6,479,644      $ 28,083,266
                                                              ============      ============


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                       MEDIA SOURCE, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                            Years ended December 31
                                                                            -----------------------

                                                                   1998              1997              1996
                                                                   ----              ----              ----
Cash Flow used in Operations:
  Loss from continuing operations                              $   (532,919)     $ (1,881,436)     $ (1,204,109)
                                                               ------------      ------------      ------------
  Reconciliation to net cash flow used in continuing
    Operations:
    Depreciation and amortization                                   167,369           148,342           223,671
    Valuation adjustment - note receivable                             --           1,500,000              --
    (Gain) Loss on sale of distribution channel                     577,230              --          (3,255,337)
    Changes in working capital items of continuing
     operations:
      Accounts receivable                                             9,415           227,636           462,499
      Inventory                                                     318,958          (239,024)          (97,137)
      Prepaid expenses and other assets                             (51,491)          143,851          (714,448)
      Accounts payable and accrued liabilities                      385,322           793,320        (1,532,425)
      Deferred revenue                                              303,526           149,363          (174,885)
                                                               ------------      ------------      ------------
  Net cash provided by (used in) continuing operations            1,177,410           842,052        (6,292,171)
                                                               ------------      ------------      ------------
  Net cash provided by (used in) discontinued operations         (3,443,574)       (3,499,866)        2,732,807
                                                               ------------      ------------      ------------
  Net cash provided by (used in) operations                      (2,266,164)       (2,657,814)       (3,559,364)
                                                               ------------      ------------      ------------

Cash Flow provided by (used In) Investing Activities:
    Payments for purchases of property and equipment                (34,658)         (265,209)         (308,243)
    Proceeds from sale of property and equipment                    103,936              --                --
    Proceeds from disposition of distribution channel            10,500,000              --          11,287,500
                                                               ------------      ------------      ------------

  Net cash flow provided by (used in) investing activities       10,569,278          (265,209)       10,979,257
                                                               ------------      ------------      ------------

Cash Flow provided by (used In) Financing Activities:
    Proceeds from issuance of stock                                    --             597,217           298,698
    Proceeds from debt and lease obligations                     19,695,895        25,922,362        31,129,222
    Proceeds from CASCO note                                      3,500,000              --                --
    Proceeds from subordinated debt issued                             --             980,000              --
    Payments on debt and lease obligations                      (30,912,637)      (24,482,407)      (39,062,757)
                                                               ------------      ------------      ------------
  Net cash flow provided by (used in) financing activities       (7,716,742)        3,017,172        (7,634,837)
                                                               ------------      ------------      ------------


Increase (decrease) in cash                                         586,372            94,149          (214,944)


Cash, beginning of year                                             412,060           317,911           532,855
                                                               ------------      ------------      ------------
Cash, end of year                                              $    998,432      $    412,060      $    317,911
                                                               ============      ============      ============


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                                 MEDIA SOURCE, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        For the years ended December 31, 1998, 1997 and 1996
                                        ----------------------------------------------------
                                                    Capital In  Notes Receivable  Foreign
                                          Common    Excess of         from        Currency    Accumulated    Treasury
                                 Shares*   Stock    Par Value      Stock Sales   Translation    Deficit        Stock      Total
                                 -------   -----    ---------      -----------   -----------    -------        -----      -----
Balance December 31, 1995        273,728  $54,746  $22,760,194           --      $(374,654)  $(11,525,564)  $(241,123) $10,673,599

Year ended December 31, 1996:
Exercise of stock options         51,136   10,227    1,191,594       (903,123)                                             298,698
Foreign currency translation                                                       374,654                                 374,654
Net income                                                                                      1,528,698                1,528,698
                                 -------  -------  -----------      ---------    ---------   ------------   ---------  -----------
Balance December 31, 1996        324,864   64,973   23,951,788       (903,123)        --       (9,996,866)   (241,123)  12,875,649

Year ended December 31, 1997:
Spin-off of CASCO
  INTERNATIONAL, INC.                               (2,635,768)                                  (253,612)              (2,889,380)
Proceeds from in-kind inventory
  purchases, services, and
  private placements              18,273    3,654      592,813            750                                              597,217
Net loss                                                                                       (5,381,302)              (5,381,302)
                                 -------  -------  -----------      ---------    ---------   ------------   ---------  -----------
Balance December 31, 1997        343,137   68,627   21,908,833       (902,373)        --      (15,631,780)   (241,123)   5,202,184

Year ended December 31, 1998:

Net loss                                                                                       (3,976,493)              (3,976,493)
                                 -------  -------  -----------      ---------    ---------   ------------   ---------  -----------
Balance December 31, 1998        343,137  $68,627  $21,908,833      $(902,373)   $    --     $(19,608,273)  $(241,123) $ 1,225,691
                                 =======  =======  ===========      =========    =========   ============   =========  ===========

*Adjusted for one-for-twenty reverse stock split.


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                       MEDIA SOURCE, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

PRINCIPLES OF CONSOLIDATION
---------------------------

         The consolidated financial statements include the accounts of Media Source, Inc. ("the Company" formerly known as Pages, Inc.) and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company's children's literature subscription service is operated through its MT Library Services, Inc. ("MTLS" formerly known as Pages Library Services, Inc.) subsidiary, Junior Library Guild ("JLG"). The Company's discontinued children's literature business segment was operated principally through Pages Book Fairs, Inc. and related entities ("PBF") and the Company's discontinued incentive/recognition awards business segment was operated through CASCO INTERNATIONAL, INC., ("CASCO," formerly known as C.A. Short Company, Inc.).

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

ACCOUNTS RECEIVABLE
-------------------

         The Company mainly sells its products to public and private school libraries and public libraries across the United States. The accounts receivable are well diversified and are expected to be repaid in the normal course of business.

INVENTORY
---------

         Inventory consists of finished goods which are comprised of books. Inventory is valued at the lower of cost or market using the first-in, first-out
(FIFO) method. External production costs (which include costs for design, art, editorial services, and color separations in the publishing of finished goods inventory) are expensed as inventory is shipped.

PREPAID EXPENSES
----------------

         Prepaid expenses at December 31, 1998 and 1997, include approximately $167,000 and $1,000,000, respectively, of prepaid selling costs that include employee costs and incentive payments to distributors and salespeople for the scheduling of future sales events and sales of book subscriptions. Such costs are directly attributable to obtaining specific future commitments to hold a selling event or start a subscription and are expensed in the year the related sales occur. Prepaid expenses are significantly lower in 1998 due to the discontinuance of the book fair business segment and represent costs associated with sales of book subscriptions only.

BUILDINGS AND EQUIPMENT
-----------------------

         Buildings and equipment are recorded at cost and depreciated over their estimated useful life on the straight-line method. Estimated useful lives range from three to thirty-one years. Major repairs and improvements are capitalized; minor repairs are expensed as incurred. Depreciation expense for the years ended December 31, 1998, 1997, and 1996, totaled approximately $264,000, $447,000, and
$491,000, respectively. The 1998 depreciation reflects the disposal of the book fair business assets in June.

         Assets held for disposition at December 31, 1998 consist of a warehouse, office facility and real estate in Worthington, Ohio currently being used by JLG on a temporary basis. Accumulated depreciation for this property was approximately $801,000 and $727,000 at December 31, 1998 and 1997, respectively.

COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER ASSETS
------------------------------------------------------

         The majority of cost in excess of net assets acquired is amortized on a straight-line basis over 40 years. Management periodically evaluates its accounting for cost in excess of net assets acquired by considering such factors as historical performance, current operating results, and future operating income. At each balance sheet date, the Company evaluates the reasonableness of goodwill based upon expectations of nondiscounted cash flows from operations and eventual disposition for each subsidiary having a material goodwill balance. At June 1998, Goodwill of approximately $2.6 million relating to the discontinued book fair segment was written off. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 1998. Based on this periodic review, management believes that the carrying value of cost in excess of net assets acquired is reasonable and the amortization period is appropriate. Amortization expense on cost in excess of net assets acquired for the years ended December 31, 1998, 1997, and 1996 totaled approximately $108,000, $254,000, and $132,000, respectively.

         Other assets include payments for covenants not to compete, cash surrender value of life insurance and deferred loan costs. The covenants not to compete and deferred loan costs are amortized using the straight-line method over the terms of the related contracts. Amortization expense totaled approximately $6,500, $61,000, and $78,000, for the years ended December 31, 1998, 1997, and 1996, respectively. The decrease in 1998 was attributable to the sale of the book fair business, customer lists and the write off of non-compete agreements in June.

LONG-LIVED ASSETS
-----------------

         In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statement establishes accounting standards for the impairment of long-lived assets, including assets held for disposition, certain identifiable intangibles, and goodwill related to those assets. There was no material effect on the financial statements from the adoption because the Company's prior impairment recognition practice was consistent with the major provisions of the Statement. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Management has reviewed long-lived assets, assets held for disposal and intangible assets including goodwill and determined that impairment adjustments were not deemed to be necessary at December 31, 1998, 1997 or 1996.

DEFERRED REVENUE
----------------

         Deferred revenue represents customer prepayments for goods and services that the Company will deliver in the future. Upon delivery of such goods and services, deferred revenues are recognized as revenues.

PER SHARE DATA
--------------

         Per share amounts are computed in accordance with SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding and dilutive options and warrants outstanding during the year. All per share data has been adjusted to reflect the one-for-twenty reverse stock split.

STOCK-BASED COMPENSATION
------------------------

         The Company has stock option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Management believes it is also probable that the options will never be exercised, therefore SFAS No. 123 would have no impact to the financial statements of the Company.

CONCENTRATION OF CREDIT RISK
----------------------------

         The Company's cash balances, which are in excess of federally insured levels, are maintained at large regional financial institutions. The Company continually monitors its balances to minimize the risk of loss for these balances.

         The Company grants credit to customers throughout the country. No one customer accounts for any significant percentage of sales or receivables.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

         SFAS No. 107, "Disclosure about the Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. During 1997, the Company acquired a $5.0 million note receivable from CASCO in connection with the spin-off of this wholly-owned subsidiary. The note was to be repaid over a five-year period. The Company agreed to early repayment of the note at a $1.5 million discount in January 1998. Accordingly, at December 31, 1997, the Company recognized the $1.5 million valuation adjustment since the fair value of the note was established shortly thereafter.

         The fair value of cash and long-term debt approximate the carrying amounts as of December 31, 1998. The fair value of the Company's long-term debt was estimated based on current rates for debt with similar remaining maturities.

RECLASSIFICATIONS
-----------------

        Certain reclassifications to the 1997 and 1996 consolidated financial statements have been made to conform to the current year's presentation.

2. STOCK OPTIONS, WARRANTS AND STOCK APPRECIATION RIGHTS
   -----------------------------------------------------
        At December 31, 1998, 12,033 common shares of the Company were reserved for issuance under the incentive stock option plan, 7,656 shares were reserved under non-statutory stock options, and 14,499 shares were reserved under outstanding warrants. Information for the stock options and warrants is summarized as follows:

                                                              Years ended December 31
                                              ----------------------------------------------------------
                                                   1998                 1997                 1996
                                                   ----                 ----                 ----
Incentive Stock Option Plan
---------------------------

Outstanding, beginning of year                          25,950               18,037                2,906
  Adjusted shares due to spin-off of
    CASCO INTERNATIONAL, INC                                 0                2,844                    0
  Granted                                                    0               11,399               22,975
  Canceled                                             (13,917)              (6,330)              (3,014)
  Exercised                                                  0                    0               (4,830)
                                                       -------              -------              -------

Outstanding, end of year                                12,033               25,950               18,037
                                                       =======              =======              =======

Exercise price range of options outstanding   $27.60 to $46.40    $27.60 to $188.00    $35.00 to $217.60

Exercise price range of options exercised
  during the year                                           --                   --     $37.50 to $53.80

Non-Statutory Stock Options
---------------------------
Outstanding, beginning of year                          11,675                7,907              102,250
  Adjusted shares due to spin-off of
    CASCO INTERNATIONAL, INC.                                0                1,247                    0
  Granted                                               10,000                6,500                1,000
  Canceled                                             (14,019)              (3,979)             (49,038)
  Exercised                                                  0                    0              (46,305)
                                                       -------              -------              -------
Outstanding, end of year                                 7,656               11,675                7,907
                                                       =======              =======              =======

Exercise price range of options outstanding   $35.00 to $50.00    $35.00 to $124.40    $42.50 to $144.00

Exercise price range of options exercised
  during the year                                           --                   --     $16.00 to $24.00


Warrants
--------
Outstanding, beginning of year                          10,289                  250                    0
  Adjusted shares due to spin-off of
    CASCO INTERNATIONAL, INC.                                0                   39                    0
  Granted                                               23,785               10,000                  250
  Canceled                                             (19,575)                   0                    0
  Exercised                                                  0                    0                    0
                                                       -------              -------              -------
Outstanding, end of year                                14,499               10,289                  250
                                                       =======              =======              =======

Exercise price range of warrants outstanding  $23.75 to $45.00     $34.60 to $40.00               $40.00

Exercise price range of warrants exercised
  during the year                                           --                   --                   --

         The Incentive Stock Options are exercisable at the fair market value on the date of grant, and were granted from shares available for issuance from the Company's 1993 Incentive Stock Option Plan. The options outstanding at December 31, 1998 are all presently exercisable and expire six years from grant date at various dates through July 2003. All options are 100% vested.

         The non-statutory options are priced at the fair market value on the date of grant. All of the non-statutory options outstanding at December 31, 1998, are exercisable and expire at various dates through November 2002.

         Warrants to purchase 10,289 shares of Media Source, Inc. common stock were issued in connection with the Company's ability to raise additional capital. The warrants are priced at either the market value of the common stock at date of the agreement to issue the warrants or at market, or 1/8 above the market value of the common stock at date of issuance of the warrant. All but one of the warrants is exercisable and expire various dates through December, 2002.

         The Stock Appreciation Rights issued November 1, 1996 were canceled April 1, 1997. The expense and related liability of $431,287, recorded in 1996, was reversed in 1997.

         A summary of options and warrants outstanding at December 31, 1998, is as follows:

                                                                         Proceeds
    Date Granted or               Shares       Shares      Exercise      Company
        Issued                   Reserved    Exercisable     Price     Upon Exercise
        ------                   --------    -----------     -----     -------------
Incentive Stock Options:
September 29, 1995                   181          181        $46.40     $    8,399
November 13, 1995                    434          434         44.40         19,270
May 8, 1996                        1,041        1,041         41.20         42,889
July 24, 1996                      1,157        1,157         30.20         34,941
March 14, 1997                     1,150        1,150         43.00         49,450
July 14, 1997                      8,070        8,070         27.60        222,732
                                  ------       ------                   ----------

                                  12,033       12,033                      377,681
                                  ------       ------                   ----------

Non-Statutory Stock Options:
November 1, 1996                   1,156        1,156         36.80         42,541
August 8, 1997                     3,250        3,250         35.00        113,750
August 8, 1997                     3,250        3,250         50.00        162,500
                                  ------       ------                   ----------

                                   7,656        7,656                      318,791
                                  ------       ------                   ----------

Warrants:
August 14, 1996                      289          289         34.60          9,999
August 27, 1997                    5,000        5,000         40.00        200,000
September 2, 1997                  2,500        2,500         45.00        112,500
December 24, 1997                  2,500        2,500         37.50         93,750
January 23, 1998                   4,210        4,210         23.75         99,988
                                  ------       ------                   ----------

                                  14,499       14,499                      516,237
                                  ------       ------                   ----------

Total Options and Warrants        34,188       34,188                   $1,212,709
                                  ======       ======                   ==========

3. NOTES RECEIVABLE FROM STOCK SALES
   ---------------------------------

          In the Third and Fourth Quarters of 1996, certain officers and employees exercised stock options for notes. These notes are full recourse promissory notes bearing interest at 7 percent. The principal sum is due in September 1999. The interest is payable only in the event and only to the extent that the fair market value of the shares of common stock at the close of business in September 1999 exceeds the exercise price. No provision has been made in the 1998, 1997 or 1996 financial statements for such interest.

4. DEBT OBLIGATIONS
   ----------------

         Debt obligations consisted of the following:

                                                                 1998                1997
                                                                 ----                ----
Line of credit with interest at prime plus 1 percent;
interest payable monthly, maturing on June 30, 1998,
collateralized by substantially all assets of the Company
($1,417,773 unused at December 31, 1997)                              --         $10,082,227

Subordinated note payable with interest payable
quarterly at 8.5 percent, due July 31, 2001 -
personally guaranteed by S. Robert Davis, Chairman of
Media Source, Inc.                                            $  200,000                --

Time note with interest at prime plus 2 percent; due
February 28, 1998                                                   --             1,000,000

Mortgage payable with interest at prime plus 1 1/4
percent; principal and interest payable in monthly
installments of $11,280, maturing on March 1, 2008,
collateralized by office and warehouse facility                  499,911             581,217

Second mortgage note payable with interest at 12.825
percent; principal and interest payable in monthly
installments of $5,313, maturing on November 1, 2008,
collateralized by office and warehouse facility                  366,783             384,852

Subordinated notes payable with interest payable
quarterly at 12 percent, due August 1, 2000, 85 percent
of face value of notes convertible into common stock
after one year from purchase at conversion prices of
$37.50 - $55.00. $500,000 of the notes payable are to
S. Robert Davis, Chairman of Media Source, Inc.                  850,000             850,000

Subordinated note payable with interest payable
quarterly at 10 percent, due in 2005                             250,000             250,000

Subordinated note payable to Charles R. Davis, son of
S. Robert Davis, Chairman of Media Source, Inc. with
interest payable quarterly at 13.5 percent, due June
30, 1998                                                            --               130,000

Promissory note payable with interest at 10 percent,
payable in Five annual installments through April 29,
1998                                                                --                27,539
                                                              ----------         -----------

Total debt obligations                                         2,166,694          13,305,835
Less short-term obligations                                   $  109,780          11,338,715
                                                              ----------         -----------
Total long-term obligations                                   $2,056,914         $ 1,967,120
                                                              ==========         ===========

The prime interest rate at December 31, 1998 and 1997 was 73/4% and 8 1/2%, respectively. Future maturities on debt as of December 31, 1998 and during the next five years and thereafter are as follows:

                 1999                        $  109,780
                 2000                           971,755
                 2001                           335,045
                 2002                           149,797
                 2003                           115,180
                 Thereafter                     485,137
                                             ----------
                                             $2,166,694
                                             ==========

         In 1997, the maximum line amount on the line of credit was calculated, in part, based on the Company's eligible borrowing base that includes inventory and other eligible accounts. The facility contained certain restrictive provisions including, among others, maintaining a minimum tangible net worth, limitation on dividends paid on common stock to $100,000 annually and certain other restrictions on actions which required lender pre-approval.

         On January 21, 1998, the Company also entered into two new credit agreements. The Company obtained $3.0 million in subordinated debt financing bearing interest at 12.5 percent payable monthly, due in 2004. Warrants to purchase shares of the Company's common stock were issued in connection with this subordinated debt financing. Additionally, an $8.0 million line of credit was obtained from the Company's primary lender, replacing all prior lines of credit, with interest at prime plus 1 percent payable monthly, due in 2000 and collateralized by substantially all assets of the Company. Proceeds from the sale of the book fair business assets in June 1998 were used to satisfy both of these credit agreements and establish a subordinated note payable of $200,000. The Company was in default on the covenants on this note at December 31, 1998 but received a waiver from the lender.


5. LEASE OBLIGATIONS
   -----------------

         The Company has substantially reduced its lease obligations in 1998. Operating leases are principally for office and warehouse facilities and vehicles. There are no capital leases as of December 31, 1998, capital lease obligations as of December 31, 1997 were approximately $77,000. Rent expense under operating leases amounted to $450,000, $790,000, and $1,070,000 for the years ended December 31, 1998, 1997, and 1996, respectively. Future minimum lease payments under leases are as follows:

                    Year Ended
                    December 31,                    Operating
                    ------------                    ---------
                       1999                          $26,723
                    Thereafter                             0
                                                     -------
                                                     $26,723
                                                     =======

6. INCOME TAXES
   ------------

         The Company utilizes SFAS No. 109 "Accounting for Income Taxes." Under SFAS 109, the liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under SFAS No. 109, if on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Based on available evidence, a valuation allowance has been established for an amount of the asset that more likely than not, will not be recognized.

         Temporary differences between income for financial reporting purposes and tax reporting purposes relate primarily to accounting methods for doubtful accounts, inventory costs, accrued and prepaid expenses and reserves, and depreciation and amortization expense.

For the years ended 1998, 1997, and 1996 there was no provision (benefit) for income taxes.


A reconciliation of income taxes based upon the application of the federal statutory tax rate is as follows:

                                                          December 31,     December 31,    December 31,
                                                              1998             1997            1996
                                                              ----             ----            ----
Provision (benefit) for taxes at statutory rate           $(1,148,800)     $(1,910,300)     $ 542,700
United Kingdom operations                                        --               --         (437,500)
Goodwill amortization                                         (13,000)          67,000        (88,500)
Interest                                                         --               --         (227,400)
Establishment of valuation allowance                        1,434,800        1,964,300        367,700
Stock options exercised and stock appreciation rights            --           (153,500)       (99,400)
Other                                                        (273,000)          32,500        (57,600)
                                                          -----------      -----------      ---------

Total provision (benefit) for income taxes                $      --        $      --        $    --
                                                          ===========      ===========      =========

The components of net deferred tax assets as of December 31, 1998 and 1997 are as follows:

                                                      December 31,     December 31,
                                                          1998             1997
                                                      ------------     ------------
Assets
   Provision for doubtful accounts                    $    57,000      $   193,000
   Inventory costs capitalized for tax purposes            31,000          321,000
   Inventory Reserve                                       85,000             --
   Accruals and reserves to be expensed
     as paid for tax purposes                             179,000          243,000
   Other                                                   27,000           23,000
   Net operating loss carryforwards                     8,917,000        6,536,000
   Investment tax credit carryforwards                    122,000          122,000
                                                      -----------      -----------
                                                        9,418,000        7,438,000
   Less valuation allowance                            (9,213,000)      (6,880,200)
                                                      -----------      -----------
   Deferred tax asset, net of valuation allowance         205,000          557,800
                                                      -----------      -----------

Liabilities:
    Costs deducted as paid for
      tax purposes                                        (59,000)        (410,800)
    Excess of tax over financial accounting
      depreciation and amortization                      (146,000)        (147,000)
                                                      -----------      -----------
                                                         (205,000)        (557,800)
                                                      -----------      -----------

Net deferred tax asset                                $      --        $      --
                                                      ===========      ===========

         At December 31, 1998, operating loss carryforwards of approximately $25.3 million are available to offset future taxable income and will expire during the years 1999 through 2011.


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

         During 1995, the Company disposed of or phased out the operations of several acquisitions made in 1993 and 1994 and curtailed the distribution of early childhood product through the mail to pre-schools and daycare centers. Combined revenues, included in the accompanying consolidated financial statements, of these operations for 1995, approximated $2.3 million. The combined costs and expenses associated with these operations including the loss on disposition or phase out included in cost of goods sold and selling, general, and administrative expense in the accompanying consolidated financial statements for 1995, approximated $2.7 million.

         On March 6, 1996, the Company sold to Scholastic Limited, a United Kingdom subsidiary of Scholastic, Inc. and its affiliates ("Scholastic") all the capital stock of Great British Book Fairs, Limited ("Limited"), the Company's United Kingdom subsidiary for approximately $4.8 million cash. Additionally, as part of the transaction, (i) Scholastic paid in full (1) the outstanding balance of $2.1 million due by Limited to Lloyds Bank and (2) an intercompany payable due from Limited to the Company in the amount of $2.3 million, and (ii) the Company signed a Non-Competition Agreement pursuant to which, in return for the payment of $1.5 million in cash, the Company agreed for a five-year period not to compete with the book fair business of Scholastic and its affiliates in the following countries: Canada, the United Kingdom, Ireland, Germany, Italy, Greece, Eastern Europe, including without limitation, the Commonwealth of Independent States, Turkey, the countries of the Middle East, and Africa.

          On March 6, 1996, the Company closed its distribution channel, Great Owl Book Fairs, Inc., in Canada and on March 13, 1996, the Company sold a portion of its inventory in Canada to Scholastic Canada, Ltd., a corporation organized under the laws of Canada for $575,000 cash.

          The net proceeds of the above-described transactions of $8.95 million after the repayment of the Lloyds Bank debt and estimated transaction costs were used to reduce the Company's domestic bank indebtedness. Included in the accompanying 1996 financial statements is a $3.2 million gain on the transaction.

         Effective on the close of business on June 25, 1998, the Company sold certain of its assets relating to the book fair business, operated by Pages Book Fairs, Inc., its wholly-owned subsidiary, for $10.5 million. These assets included inventory, display cases, and customer lists. The Company has discontinued its book fair business and the accompanying financial statements reflect the results from the book fair business as discontinued operations. The comparative statements have been reclassified to reflect the discontinued operations.

              The sale of the book fair assets during the second quarter of 1998 resulted in a net loss of approximately $577,000 which includes the write-off of goodwill of approximately $2.6 million and the costs related to the sales of the book fair business of approximately $371,000.


8.  DISCONTINUED OPERATIONS
    -----------------------

         Effective on the close of business on December 31, 1996, the Company completed a tax-free spin- off of the common stock of the Company's wholly-owned subsidiary CASCO INTERNATIONAL, INC. (CASCO) through a distribution to the stockholders of one and one-half shares of CASCO common stock for every ten shares of Media Source, Inc. common stock outstanding on the record date. Effective January 1, 1997, CASCO issued a subordinated debenture to the Company in the principal amount of $5.0 million bearing interest at 7% per annum payable quarterly, with principal payments of $100,000 each due at the end of the first four years, and a final payment of $4,600,000 due at the end of the fifth year. This note was repaid at a $1.5 million discount in January 1998.

         Operating results for CASCO are included in the discontinued operations line of the financial statements. For 1996, revenues for CASCO were $22.0 million and net income was $911,000. Included in the 1996 CASCO income is the cumulative effect of an accounting change adopted by CASCO as of January 1, 1996. CASCO changed its method of accounting for the recognition of revenues relating to advance deposits. Previously, CASCO recognized such deferred revenue at the conclusion of the respective safety award programs. Effective with the change, revenues are recognized over the course of the programs based on CASCO's historical and expected redemption percentages. The corresponding deferred commission costs (included in prepaid expenses on the accompanying financial statements) have also been recognized in association with this change in the same direct proportion as the revenue recognition. The effect of this accounting change in 1996 was to decrease the loss before cumulative effect of change in accounting principle by $209,190, net of associated commission expense of $32,704. The cumulative effect of the accounting change of $995,000 has not been tax effected based on the absence of any applicable tax to the Company on a consolidated basis. The proforma income (loss) amounts for CASCO assuming the new accounting method is applied retroactively is $(83,181) in 1996.

         Operating results for PBF are also included in the discontinued operations line of the financial statements. Revenues for PBF were $11.7 million for 1998, $24.4 million for 1997, and $25.2 million for 1996. Net income (losses) were ($3.3) million for 1998, ($3.6) million for 1997 and $1.6 million for 1996. Included in the 1998 net loss was a loss on the sale of PBF of $577,000 and included in the 1996 net income was a gain on the sale of the Company's United Kingdom subsidiary of $3.2 million.

         The components of net assets for the PBF discontinued operations included in the consolidated balance sheets at December 31, 1998 follow:

                                       December 31,
                                           1998
                                       ------------
  Cash                                  $  62,236
  Accounts receivable, net                234,671
  Other assets                              9,246
  Accounts payable                       (383,814)
  Accrued liabilities                    (610,116)
  Long-term debt obligations             (450,000)

9.  SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION
    -------------------------------------------------

         Cash paid for interest during the years ended December 31, 1998, 1997, and 1996, aggregated approximately $757,000, $1,275,000, and $1,151,000 and cash paid for taxes was approximately $341,000, $1,190,000, and $18,100, respectively.

         During the years ended December 31, 1998, 1997 and 1996, the Company acquired approximately $0, $82,000 and $75,000, respectively, in equipment through capital financing leases.

         During 1997, the Company acquired a $5.0 million note receivable from CASCO in connection with the spin-off of this wholly-owned subsidiary effective on the close of business on December 31, 1996. Interest at 7% was paid quarterly to the Company. This note was repaid early to the Company at a $1.5 million discount in January 1998.

         Also in 1997, the Company issued $420,000 in Common Stock (at $35.00 per share) to a printing vendor in exchange for inventory. $47,700 in Common Stock (at $31.80 per share) and two 3 year options for 3,250 shares each, exercisable at $35.00 and $50.00, respectively, were issued in exchange for public relations services.

10.  INTERIM FINANCIAL INFORMATION (UNAUDITED):
     ------------------------------------------

All per share data has been adjusted to reflect the one-for-twenty reverse stock split.

                                                                      Twelve Months Ended December 31, 1998
                                                        --------------------------------------------------------------
                                                         Quarter         Quarter            Quarter           Quarter
                                                          Ended           Ended              Ended             Ended
                                                         March 31        June 30            Sept. 30          Dec. 31
                                                        --------------------------------------------------------------
Revenues                                                $ 488,208      $   701,172         $ 726,836         $ 729,944
Gross Profit                                              263,868          400,619           420,322           398,141
Income (loss) from continuing operations
   before income taxes                                   (194,002)        (227,772)          271,931(2)       (383,076)
Income (loss) from discontinued operations               (801,704)      (2,782,399)(1)      (157,401)          297,930
Net income (loss) available to common stockholders      $(995,706)     $(3,010,171)        $ 114,529         $ (85,145)
                                                        =========      ===========         =========         =========

Income/(loss) per common share:
   Discontinued operations                              $   (2.44)     $     (8.48)        $   (0.48)        $    0.91
   Net income (loss)                                    $   (3.03)           (9.17)             0.35             (0.26)
                                                        =========      ===========         =========         =========
Weighted average common shares                            328,200          328,200           328,200           328,200
                                                        =========      ===========         =========         =========

                                                                      Twelve Months Ended December 31, 1997
                                                        ---------------------------------------------------------------
                                                        Quarter          Quarter          Quarter             Quarter
                                                         Ended            Ended            Ended               Ended
                                                        March 31         June 30          Sept. 30            Dec. 31
                                                        ---------------------------------------------------------------
Revenues                                                $ 773,521      $   807,765       $   762,672         $1,046,581
Gross Profit                                              498,690          450,099           439,125            515,599
Income (loss) from continuing operations
   before income taxes                                     27,966         (275,348)           56,894         (1,690,948)(3)
Income (loss) from discontinued operations               (267,592)        (569,929)       (1,824,114)          (838,231)
Net income (loss) available to common  Stockholders      (239,626)     $  (845,277)      $(1,767,220)       $(2,529,179)
                                                        =========      ===========       ===========        ===========

Income/(loss) per common share:
   Discontinued operations                              $   (0.86)     $     (1.84)      $     (5.74)       $     (2.59)
   Net income (loss)                                    $   (0.77)     $     (2.73)      $     (5.56)       $     (7.82)
                                                        =========      ===========       ===========        ===========
Weighted average common shares                            309,950          309,700           318,000            323,500
                                                        =========      ===========       ===========        ===========

Per share calculations are based on the average number of shares and potential common stock outstanding for each quarter using the treasury stock method. Thus, the sum of the quarters may not necessarily be equal to the full year's earnings per share amounts.

(1) Includes loss on sale of the Company's Pages Book Fairs subsidiary of $577,000 (See Note 7).
(2) Includes gain on settlement of lawsuit of $450,000. (See Note 11).
(3) Includes valuation adjustment on note receivable of $1.5 million
    (See Note 9).

11.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

INTERNAL REVENUE SERVICE ASSESSMENT

        During the Spring of 1993, the Company was advised that the Internal Revenue Service ("IRS") might assess additional income taxes in connection with the examination of the tax returns of PBF and its affiliates for the fiscal years ending July 31, 1988, 1989, 1990, and 1991. In June, 1993, the Company recorded a $2 million adjustment to its purchase price allocation of PBF assets, which increased the cost in excess of assets acquired (i.e. - goodwill), and recorded a corresponding increase in accrued tax liabilities and related costs.

        In October 1995, the Company received four Notices of Deficiency from the IRS relating to this examination. The Notices of Deficiency assessed additional income taxes of approximately $4.7 million and penalties of approximately $1.3 million, plus interest. The asserted deficiencies were attributable primarily to a restructuring of PBF and related entities that occurred on August 1, 1988, in which, along with other events, certain assets were transferred between related companies. The IRS had challenged, among other things, the values assigned to those assets by the parties to the transaction, contending that the assets were undervalued and that PBF recognized a substantial taxable gain in the transaction. In January 1996, the Company filed petitions with the Tax Court disputing the IRS valuation of the assets transferred, and other points in the IRS assessment.

        On October 28, 1996, the Company entered into a settlement with the IRS regarding the four Notices of Deficiency received assessing additional taxes for the fiscal years 1988, 1989, 1990, and 1991. The settlement included income taxes of $750,000, plus interest of approximately $750,000, for a total of approximately $1.5 million. The Company had negotiated a payment plan with the IRS that spread the payments including interest over twelve months starting in March 1997. At December 31, 1997, the balance due approximated $300,000 and was paid in full by second quarter 1998.

        On December 27, 1996, the Company filed an action in U.S. District Court for the Northern District of Ohio against Arthur Andersen & Co. LLP seeking in excess of $16 million in damages. The complaint was a result of the final outcome of the IRS assessment and representations made by Arthur Andersen & Co. during Media Source, Inc.'s purchase of School Book Fairs, Inc. at May 19, 1992. On September 16, 1998, the Company settled its litigation for $450,000 and incurred attorney's fees and expenses of $160,000. Additionally, the Company is subject to litigation by expert witnesses used in its suit against its former auditors for which it is probable that the Company will have to pay some judgment but the amount is not believed to be determinable by the Company.

ILLINOIS DEPARTMENT OF REVENUE SALES TAX ASSESSMENT

         Additionally, the Company is the subject of a state sales tax audit and litigation for one of its subsidiaries. Management believes the outcome of this audit and legal proceedings may result in an unfavorable judgment and has reserved approximately $500,000.

12.  RETIREMENT PLAN
     ---------------

         In 1991, the Company established a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code, covering all eligible employees. Employees become eligible upon reaching age 21 and completing a year of service. The Company's contributions into the Plan are discretionary. There were no Company contributions in years 1998, 1997 or 1996.


13.  BUSINESS CONTINUATION
     ---------------------

         As shown in the consolidated financial statements, the Company incurred a loss of approximately $4.0 million in 1998 compared to a loss of approximately $5.4 million in 1997. Of these losses, approximately $1.1 million and $1.9 million were attributable to continuing operations of the Company for 1998 and 1997, respectively. In addition, accounts payable decreased to $678,108 in 1998 compared to $6,173,483 in 1997, and working capital decreased by $181,000 in 1998.

         As discussed in Notes 7 and 8, management has taken measures to promote the future profitability of the Company including the sale of several unprofitable business lines. The Company intends to expand its JLG sales force over the next several years, as the existing sales staff has thus far only been able to cover approximately 30% of the potential library subscribers. Management believes that with the increased sales staff and expanded sales territory coverage that new subscriber revenues will increase.

         The Company is aggressively pursuing ramping up sales via the Internet. Management believes that this will increase sales to existing subscribers and also attract new subscribers at a minimal cost to the Company.

         Management believes the implementation of these actions will enable the Company to continue its business, survive and operate in the near term.

14.  EARNINGS PER SHARE
     ------------------

         The following table represents the computation of basic and diluted earnings per share. All per share data has been adjusted to reflect the one-for-twenty reverse stock split.

                                                                       YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------
                                                               1998              1997             1996
                                                               ----              ----             ----
BASIC EARNINGS PER SHARE:
Weighted average number of common shares Outstanding            328,200          315,300          277,550
                                                            -----------      -----------      -----------

Income/(loss) from continuing operations                    $  (532,919)     $(1,881,436)     $(1,204,109)

Discontinued operations before cumulative effect of
accounting change                                            (3,443,574)      (3,499,866)       1,738,143
Cumulative effect of accounting change                             --               --            994,664
                                                            -----------      -----------      -----------

Net income/(loss) available to common Stockholders          $(3,976,493)     $(5,381,302)     $ 1,528,698
                                                            ===========      ===========      ===========

INCOME/(LOSS) PER COMMON SHARE:
Income/(loss) from continuing operations                    $     (1.63)     $     (5.97)     $     (4.34)
Discontinued operations before cumulative
effect of change in accounting principle                         (10.49)          (11.10)            6.27
Cumulative effect of accounting change                             --               --               3.58
                                                            -----------      -----------      -----------

Basic earnings/(loss) per share                             $    (12.12)     $    (17.07)     $      5.51
                                                            ===========      ===========      ===========

DILUTED EARNINGS PER SHARE:
Weighted average number of common shares
Outstanding - basic                                             328,200          315,300          277,550

EFFECT OF DILUTIVE SECURITIES:
Add dilutive stock options                                         --               --             38,550
Deduct shares that could be repurchased
from the Proceeds of the dilutive options                          --               --            (23,250)
                                                            -----------      -----------      -----------

Diluted potential common shares                                 328,200          315,300          292,850
                                                            ===========      ===========      ===========

INCOME/(LOSS) PER COMMON SHARE:
Income/(loss) from continuing operations                    $  (532,919)     $(1,881,436)     $(1,204,109)
Effect of dilutive securities                                      --               --               --
                                                            -----------      -----------      -----------

Income/(loss) from operations available to Stockholders        (532,919)      (1,881,436)      (1,204,109)

Discontinued operations before cumulative effect of
Accounting change                                            (3,443,574)      (3,499,866)       1,738,143
Cumulative effect of accounting change                             --               --            994,664
                                                            -----------      -----------      -----------
Net income/(loss) available to common
Stockholders and assumed conversions                        $(3,976,493)     $(5,381,302)     $ 1,528,698
                                                            ===========      ===========      ===========

DILUTED EARNINGS/(LOSS) PER COMMON SHARE:
Income/(loss) from continuing operations                    $     (1.63)     $     (5.97)     $     (4.11)

Discontinued operations before cumulative effect of
Change in accounting principle                                   (10.49)          (11.10)            5.93

Cumulative effect of change in accounting principle                --               --               3.40
                                                            -----------      -----------      -----------

Diluted earnings/(loss) per share                           $    (12.12)     $    (17.07)     $      5.22
                                                            ===========      ===========      ===========

         At December 31, 1998 and 1997, options and warrants were outstanding but were not included in the computation of dilutive EPS because the potential common stock would be antidilutive. See Note 2 for a summary of options and warrants issued and the exercise prices.

         At December 31, 1996, additional options and warrants were outstanding during the year but were not included in the computation of dilutive EPS because the options' and warrants' exercise price was greater that the average market price of the common stock.


15.  STOCK SPLITS
     ------------

         On March 9, 1999, the Company effected a one-for-twenty reverse stock split. Shareholders of record as of March 9, 1999 received one share of common stock for every twenty shares they owned. Share and per share data for all periods presented herein have been adjusted to give effect to the split.

                                       MEDIA SOURCE, INC. AND SUBSIDIARIES
                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               Three Years Ended December 31, 1998, 1997, and 1996
---------------------------------------------------------------------------------------------------------------
           COL. A                      COL. B          COL. C           COL. D         COL. E          COL. F
---------------------------------------------------------------------------------------------------------------
                                                      ADDITIONS       ADDITIONS
                                       BALANCE         CHARGED         CHARGED                        BALANCE
                                    AT BEGINNING       TO COSTS        TO OTHER                       AT END
         DESCRIPTION                  OF PERIOD      AND EXPENSES      ACCOUNTS      DEDUCTIONS      OF PERIOD
---------------------------------------------------------------------------------------------------------------
1998:
 Allowance for doubtful accounts     $  356,000       $   64,000      $20,000(c)     $ 346,000(a)    $   94,000
                                     ==========       ==========      ==========     =========       ==========
 Allowance for valuation on
   deferred tax assets               $6,880,200       $1,434,800(b)                  $ 898,000(d)    $9,213,000
                                     ==========       ==========                     =========       ==========

1997:
 Allowance for doubtful accounts     $  316,000       $   51,000                     $   11,000(a)   $  356,000
                                     ==========       ==========                     =========       ==========
 Allowance for valuation on
   deferred tax assets               $5,170,000       $1,964,300(b)                  $(254,100)(d)   $6,880,200
                                     ==========       ==========                     =========       ==========

1996:
 Allowance for doubtful accounts     $  457,000                                      $ 141,000(a)    $  316,000
                                     ==========                                      =========       ==========
 Allowance for valuation on
  deferred tax assets                $4,802,300       $  367,700(b)                                  $5,170,000
                                     ==========       ==========                                     ==========

(a)      Doubtful accounts written off against reserve.
(b) Change in valuation allowance relating to change in assessment as to future realizability of deferred tax asset.
(c)      Amounts charged through discontinued operations.
(d)      Amounts related to discontinued operations.

                                  EXHIBIT INDEX
                          MEDIA SOURCE, INC. FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1998

(a) 1. Financial Statements. See Index to Consolidated Financial Statements and Financial Schedule on page 26.

     2. Financial Statement Schedule. See Index to Consolidated Financial Statements and Financial Statement Schedule on page 26.

     3. Exhibits. The following exhibits are required to be filed as part of this report:

Exhibit No.    Description
-----------    -----------

 3(a)(1)       Certificate of Incorporation dated October 5, 1994.

 3(b)(1)       Bylaws of the Company.

 3(c)(2)       Agreement of merger.

 4(a) Warrant dated August 29, 1997, between the Company and The Huntington National Bank.

 4(b)          Warrant dated September 2, 1997, between the Company and S.
               Robert Davis.

 4(c)          Warrant dated December 24, 1997, between the Company and John W.
               McKitrick.

 10(a)(3) Lease dated January 1, 1993, for St. Petersburg, Florida, Office and Warehouse.

 10(b) Lease Amendment dated December 10, 1997, for St. Petersburg, Florida, office and warehouse.

 10(c)(4) Unconditional Guaranty of Lease Effective January 1, 1993, for Lease of St. Petersburg, Florida, Office and Warehouse.

10(d)(3) Non-Statutory Stock Option Agreement dated May 19, 1992, between the Company and Randall J. Asmo.

10(e)(3) Non-Statutory Stock Option Agreement dated June 3, 1992, between the Company and S. +Robert Davis.

10(f)(6) Non-Statutory Stock Option Agreement dated November 1, 1996, between the Company and Dr. Juan F. Sotos.

10(g)(6) Non-Statutory Stock Option Agreement dated November 1, 1996, between the Company and Robert J. Tierney.

10(h)(3)       Media Source, Inc. 1993 Incentive Stock Option Plan.

10(i)(5)       Non-Competition Agreement dated as of March 6, 1996.

10(j)(7) Second Amended and Restated Loan Agreement dated December 31, 1996, between the Company and the Huntington National Bank.

10(k)(7) First Amendment to Second Amended and Restated Loan Agreement dated June 30, 1997, between the Company and The Huntington National Bank.

10(l)(7) Time Note dated August 29, 1997, between the Company and The Huntington National Bank.

10(m) Second Amendment to Second Amended and Restated Revolving Note Dated January 21, 1998, between the Company and The Huntington National Bank.

10(n) Credit Agreement by and between Media Source, Inc. and the Provident Bank dated January 21, 1998.

10(o)(6) Promissory Note from S. Robert Davis for exercise of stock options dated September 26, 1996.

10(p)(6) Promissory Note from Charles R. Davis for exercise of stock options dated September 26, 1996.

10(q)(6) Promissory Note from employees for exercise of stock options dated December, 1996.

10(r)(7) 13 1/2% Subordinated Note Due February 22, 1998, Dated August 21, 1997, between the Company and Charles R. Davis.

10(s)(7) Note Purchase Agreement and 12% Convertible Subordinated Note Due 2000, No. 4 between the Company and S. Robert Davis.

10(t)          Lease dated August 20, 1998 for Tampa, Florida office.

10(u) Subordinated Note Payable dated September 28, 1998 between the Company and Huntington National Bank

10(v)(8) Asset Purchase Agreement dated June 25, 1998 between the Company and Scholastic, Inc.

10(w) Extension and Modification to lease date June 27, 1996 for New York, New York office.

10(x) 10% Subordinated Note Due 2005, Dated June 6, 1996, between the Company and Standard Printing Company.

10(y) Cognovit Promissory Note from Dan Welsh for purchase of Spoken Arts dated November 6, 1995

21             Subsidiaries of Media Source, Inc.

27             Financial Data Schedule (filed only electronically).

-------------------

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File Number 0-10475, filed in Washington, D.C.

(2) Incorporated by reference to the Company's Proxy Statement dated August 4, 1994, File Number 0-10475, Filed in Washington, D.C.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File Number 0-10475, filed in Washington, D.C.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 0-10475, filed in Washington, D.C.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File Number 0-10475, filed in Washington, D.C.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File Number 0-10475, filed in Washington, D.C.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File Number 0-10475, filed in Washington, D.C.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File Number 0-10475, filed in Washington, D.C.