Form 10-Q
period 1999-03-31
MEDIA SOURCE INC
filed 1999-05-17
CIK 354564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 1999

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-10475

                               MEDIA SOURCE, INC.

INCORPORATED - DELAWARE                     I.R.S. IDENTIFICATION NO. 34-1297143

                       5720 AVERY RD., DUBLIN, OHIO 43016

                  Registrant's Telephone Number (614) 793-8749


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days  YES  X   NO    .
                                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date: 328,200 common shares outstanding, each $0.01 par value, as of March 31, 1999.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               MEDIA SOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                           Three Months Ended
                                                                                March  31
                                                                                ---------
                                                                         1999                1998
                                                                         ----                ----
Revenues                                                                $886,842           $ 488,208
Costs of goods sold                                                      366,053             224,340
                                                                        --------           ---------
Gross profit                                                             520,789             263,868
Operating expenses:
  Selling, general and administrative                                    527,900             333,828
  Depreciation and amortization                                           36,985              41,891
                                                                        --------           ---------
  Income (loss) from operations                                          (44,096)           (111,851)
Other expense:
  Interest, net                                                          (45,411)            (82,151)
                                                                        --------           ---------
Income(loss) from continuing operations
   before income taxes                                                   (89,507)           (194,002)
 Provision for income taxes                                                   --                  --
                                                                        --------           ---------

Income(loss) from continuing operations                                  (89,507)           (194,002)

   Gain(loss) from discontinued operations                                80,514            (801,704)

NET INCOME (LOSS)                                                       $ (8,993)          $(995,706)
                                                                        ========           =========

Earnings per common share*
   Income(loss) from continuing operations                                 (0.27)              (0.59)
   Income(loss) from discontinued operations                                0.24               (2.44)
                                                                        --------           ---------
   Net income (loss)                                                    $  (0.03)          $   (3.03)
                                                                        ========           =========

Weighted average number of common
  shares outstanding                                                     328,200             328,200
                                                                        ========           =========



*All per share data has been adjusted to reflect the one-for-twenty reverse stock split.




                             See accompanying notes

                               MEDIA SOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            March 31,           December 31,
                                    ASSETS                                    1999                  1998
                                                                              ----                  ----
                                                                          (Unaudited)
Current Assets:
  Cash                                                                     $  950,663             $  998,432
  Accounts receivable, net of allowance for doubtful
    accounts of $65,000 and $94,000, respectively                             773,250                867,333
  Inventory                                                                 1,256,138              1,271,336
  Prepaid expenses                                                            173,288                167,485
                                                                           ----------             ----------

            Total current assets                                            3,153,339              3,304,586
                                                                           ----------             ----------

Property and equipment:
  Buildings                                                                        --                     --
  Equipment                                                                   656,642                656,642
                                                                           ----------             ----------
                                                                              656,642                656,642
         Less accumulated depreciation                                       (545,872)              (536,888)
                                                                           ----------             ----------

Total property and equipment, net                                             110,770                119,754
                                                                           ----------             ----------


Other assets:
  Assets held for disposal (net)                                            1,237,473              1,253,335
  Cost in excess of net assets acquired, net of accumulated
     amortization of $1,019,000 and $1,007,000, respectively                1,703,057              1,715,109
  Other                                                                        19,261                 86,860
                                                                           ----------             ----------

                                                                            2,959,791              3,055,304
                                                                           ----------             ----------

TOTAL ASSETS                                                               $6,223,900             $6,479,644
                                                                           ==========             ==========



                             See accompanying notes

                               MEDIA SOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            March 31,            December 31,
         LIABILITIES AND STOCKHOLDERS' EQUITY                                 1999                  1998
                                                                              ----                  ----
                                                                          (Unaudited)
Current Liabilities:
  Accounts payable                                                       $    442,092           $    678,108
  Accrued liabilities                                                         364,840                333,514
  Accrued tax liabilities                                                     537,507                506,745
  Deferred revenue                                                          1,459,154              1,568,892
  Current portion of long-term debt obligations                               119,891                109,780
                                                                         ------------           ------------

Total current liabilities                                                   2,923,484              3.197,039
                                                                         ------------           ------------

Long-term debt and capital lease obligations                                2,027,646              2,056,914
                                                                         ------------           ------------

  Total liabilities                                                         4,951,130              5,253,953
                                                                         ------------           ------------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock: $.01 par value; authorized
   300,000 shares; none issued and outstanding
  Common stock: $.01 par value; authorized
    20,000,000 shares; issued 343,137 shares                                    3,431                  3,431
  Capital in excess of stated value                                        21,974,029             21,974,029
  Notes receivable from stock sales                                          (902,373)              (902,373)
  Accumulated deficit                                                     (19,561,194)           (19,608,273)
                                                                         ------------           ------------
                                                                            1,513,893              1,466,814
     Less 14,936 shares of common stock in
     treasury, at cost                                                       (241,123)              (241,123)
                                                                         ------------           ------------

  Total stockholders' equity                                                1,272,770              1,225,691
                                                                         ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  6,223,900           $  6,479,644
                                                                         ============           ============








                             See accompanying notes

                               MEDIA SOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                        March 31,

                                                                              1999                      1998
                                                                              ----                      ----
Cash Flow From (Used In) Operations:
  Net income(loss) from continuing operations                               $ (89,507)          $   (194,002)
                                                                            ---------           ------------
Reconciliation to net cash flow used in continuing operations:
  Depreciation and amortization                                                36,985                 41,891
Changes in working capital items of continuing operations:
  Accounts receivable                                                         (81,917)              (847,015)
  Inventory                                                                    15,198                 67,732
  Prepaid expenses and other assets                                            61,711                (16,300)
  Accounts payable and accrued liabilities                                    (36,076)              (872,351)
  Deferred revenue                                                           (109,738)                   398
                                                                            ---------           ------------
    Net cash from (used in) continuing operations                            (203,344)            (1,819,647)
                                                                            ---------           ------------
    Net cash from (used in) discontinued operations                            80,514               (801,704)
                                                                            ---------           ------------
    Net cash from (used in) operations                                       (122,830)            (2,621,351)
                                                                            ---------           ------------


Cash Flow Used In Investing Activities:
  Payments for purchases of property and equipment                                 --                 (2,950)
                                                                            ---------           ------------
    Net cash from (used in) investing activities                                   --                 (2,950)
                                                                            ---------           ------------


Cash Flow From (Used In) Financing Activities:
  Proceeds from settlement of note receivable                                 150,000
  Proceeds from debt obligations                                                                   8,201,038
  Proceeds from subordinated debt issued                                           --              3,000,000
  Proceeds from CASCO Note                                                         --              3,500,000
  Payments on debt and lease obligations                                      (19,157)           (12,190,431)
                                                                            ---------           ------------
    Net cash from (used in) financing activities                              130,843              2,510,607
                                                                            ---------           ------------


Increase(Decrease) in cash                                                      8,013               (113,694)

Cash, beginning of period                                                     936,196           $    167,389
                                                                            ---------           ------------
Cash, end of period                                                         $ 944,209           $     53,695
                                                                            =========           ============







                             See accompanying notes

                               MEDIA SOURCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have not been audited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments are of a normal and recurring nature, except for those related to the discontinued operations of the Company's book fair business.

         Media Source, Inc. (the "Company"), through Media Tech Library Services, Inc., its wholly-owned subsidiary, operates Junior Library Guild, a subscription service that distributes first print, award winning childrens' books. The Company has its own editorial division that reviews books in the manuscript stage and makes selections for nine reading levels. The Company markets most of its products directly to schools and public libraries but has plans to expand into other segments.

         The interim consolidated condensed financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual financial statements and notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1998.

NOTE 2.  DEBT OBLIGATIONS

         At quarter ended March 31, 1999, the Company had a $200,000 subordinated note payable bearing interest at the lender's prime rate plus 1%, due July 31, 2001, $850,000 in subordinated note payables bearing interest of 12% quarterly, due August 1, 2000 and a $250,000 subordinated note payable bearing interest of 10% quarterly, due in 2005.

NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments during the three months ended March 31, 1999 and 1998, included interest of $19,000 and $256,000, respectively, and income taxes of $0 and $165,000, respectively.

NOTE 4.  INCOME TAXES

         There was no income tax provision for the three months ended March 31, 1999, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

NOTE 5. EARNINGS PER SHARE

         The following table represents the computation of basic and diluted earnings per share.

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     1999                 1998
                                                                     ----                 ----
BASIC AND DILUTED EARNINGS PER SHARE:
Weighted average number of common shares outstanding                328,200              328,200
                                                                   --------            ---------


Income/(loss) from continuing operations                           $(89,507)           $(194,002)

Gain(loss) from discontinued operations                              80,514             (801,704)
                                                                   --------            ---------

Net income(loss) available to common stockholders
                                                                   $ (8,993)           $(995,706)
                                                                   ========            =========

INCOME(LOSS) PER COMMON SHARE:
Income/(loss) from continuing operations                           $  (0.27)           $   (0.59)

Gain(loss) from discontinued operations                                0.24                (2.44)
                                                                   --------            ---------

Net income(loss) per share                                         $  (0.03)               (3.03)
                                                                   ========            =========


         At March 31, 1999 and 1998, options and warrants were outstanding during the periods but were not included in the computation of dilutive EPS because the potential common stock would be antidilutive.

NOTE 6.  ASSETS HELD FOR DISPOSAL

         Assets held for disposition at March 31, 1999 consist of a warehouse, office facility and real estate in Worthington, Ohio currently being used by the Junior Library Guild subsidiary on a temporary basis.

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

FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

         Revenues for the three months ended March 31, 1999, approximated $880,000 compared to approximately $480,000 for the three months ended March 31, 1998, an increase of 83% or approximately $400,000. The increase in revenues is principally attributable to a reduction in 1998 of approximately $300,000 due to a change in marketing strategy and an increase of approximately $100,000 in 1999 for the sale of additional backlist book titles.

         Cost of goods sold was approximately $360,000 for the three months ended March 31, 1999, compared to approximately $220,000 for the three months ended March 31, 1998, an increase of 64% or approximately $140,000. The increase in costs of goods sold is due to an increase in revenues. As a percentage of revenues, cost of goods sold was 41% during the first quarter of 1999, compared to 46% for the same period in 1998. The decrease in cost of sold as a percentage of revenues is due to a change in the product mix that occurred during the three months ended March 31, 1999.

         Selling, general, and administrative expense was approximately $520,000 for the three months ended March 31, 1999, compared to approximately $330,000 for the three months ended March 31, 1998, an increase of 58% or approximately $190,000. The increase in selling, general, and administrative expenses in 1999 is principally attributable to the reallocation of certain expenses that were previously incurred by discontinued operations that are now being incurred by continuing operations.

         Depreciation and amortization expense was approximately $37,000 for the three months ended March 31, 1999, compared to $42,000 for the three months ended March 31, 1998, a decrease of 12% or approximately $5,000.

         Interest expense was approximately $45,000 for the three months ended March 31, 1999, compared to $82,000 for the three months ended March 31, 1998, an decrease of 45% or $37,000. The average outstanding debt for the three months ended March 31, 1999, approximated $2.1 million compared to $11.8 million for the three months ended March 31, 1998. Additionally, the average interest rate for the three months ended March 31, 1999, approximated 10.2% compared to approximately 10.5% for the three months ended March 31, 1998.

         There was no income tax provision for the three months ended March 31, 1999, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

         The first quarter ended March 31, 1999, resulted in an operating loss of $89,000 compared to an operating loss of $194,000 in the first quarter ended March 31, 1998. The decreased loss over 1998 was due to an increase in revenue in 1999.

         The first quarter ended March 31, 1999, resulted in a net loss of $9,000 versus a net loss of $996,000 in the first quarter ended March 31, 1998. Included in the net losses for 1999 and 1998, respectively, is a gain from discontinued operations of $80,514 and a loss from discontinued operations of $801,704. Current quarter basic and diluted loss per share was $.03 versus $3.03 in the comparable quarter last year. The weighted average common and common equivalent shares for the first quarters 1998 and 1999 were 328,200.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a net increase in cash for the three months ended March 31, 1999, of $8,000, compared to a net decrease for the comparable period in the prior year of $114,000. Cash provided by financing activities funded the net cash used in operating activities during the three months ended March 31, 1999. Cash on hand was $940,000 and $54,000 at March 31, 1999 and 1998, respectively.

         For the three months ended March 31, 1999, continuing operations used $200,000 in cash as compared to $1.8 million used during the three months ended March 31, 1998. Primary increases in cash flow from operations in 1999 were from a $15,000 reduction in inventory and a $60,000 reduction in prepaids and other assets. Primary decreases in cash flow from operations were a $80,000 increase in accounts receivable and a $110,000 reduction in deferred revenue. Primary decreases for 1998 included a $850,000 increase in accounts receivable and a $870,000 decrease in accounts payable and accrued liabilities.

         Cash used in investing activities was $3,000 for the three months ended March 31, 1998, representing payments for capital expenditures. The Company had no asset expenditures in the first quarter of 1999 and does not anticipate any material expenditures for property and equipment during the next twelve months.

         For the three months ended March 31,1999, net cash provided by financing activities was $130,000. This compares to net cash provided by financing activities of $2.5 million for the three months ended March 31, 1998. Financing activities in 1999 included $150,000 in proceeds from the settlement of notes receivable. Financing activities in 1998 consisted primarily of $3.0 million in subordinated debt, with warrants, borrowed from Provident Bank, bearing interest at 12.5% and due January 21, 2004. The $3.5 million in proceeds from the CASCO note receivable was used to pay down the Company's existing line of credit and payoff a $1.0 million time note. A revolving credit facility was simultaneously executed, replacing all prior credit facilities, for $8.0 million. At March 31, 1998, the Company had an $8.0 million revolving credit facility ($732,000 unused at first quarter 1998) bearing interest at the lender's prime rate plus 1%, due January 1, 2000. This debt was subsequently paid in full during second quarter 1998.

         The Company is not in compliance with its subordinated debt covenants related to its tangible capital base, but has been granted a permanent waiver from default for its debt service ratio coverage covenant through July, 2001.

SEASONALITY

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

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         The Company is subject to litigation by expert witnesses used in a suit against its former auditors. Management believes it is probable that the Company will have to pay some judgement but the amount is not believed to be determinable to the Company.

ILLINOIS DEPARTMENT OF REVENUE SALES TAX ASSESSMENT

         The Company is currently involved in litigation regarding sales tax for its discontinued operations. The Company has retained legal counsel and anticipates settlement of this matter in 1999. Management believes that the outcome of these legal proceedings may result in an unfavorable judgement and has recorded a liability of approximately $500,000.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None.

ITEM 3:  DEFAULT UPON SENIOR SECURITIES
                  None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Special Meeting of Shareholders held February 13, 1999.

1. Proposal to approve and adopt the Proposed Amendment to the Company's Articles of Incorporation to effect a one-for-twenty reverse stock split:

     Shares Voted FOR:       5,449,227
     Shares Voted AGAINST:     166,845
     Shares Voted ABSTAIN:      10,266

2. Proposal to approve and adopt the Proposed Amendment to the Company's Certificate of Incorporation to change the name to the Company to Media Source, Inc.:

     Shares Voted FOR:       5,585,700
     Shares Voted AGAINST:      32,587
     Shares Voted ABSTAIN:       8,051

ITEM 5:  OTHER INFORMATION
                  None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit
                  Number     Description of Document
                  ------     -----------------------
                    27       Financial Data Schedule (filed only electronically
                             with the SEC)

         (b) Reports on Form 8-K filed during the quarter ended March 31, 1999:

                  The Company filed a report on Form 8-K dated January 13, 1999, under item 5. The Company announced that a Special Stockholders Meeting will be held on February 18, 1999 to vote on a proposal to approve (1) a one-for-twenty reverse stock split and (2) the Company's name change from Pages, Inc. to Media Source, Inc.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Media Source, Inc.
                                         (Registrant)



Dated: May 14, 1999                       By: /s/ S. Robert Davis
                                             --------------------------------
                                             S. Robert Davis
                                             Chairman of the Board,
                                             President and Director