Form 10-Q
period 1999-06-30
MEDIA SOURCE INC
filed 1999-08-12
CIK 354564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES X NO ___.


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date: 328,200 common shares outstanding, each $0.01 par value, as of June 30, 1999.



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               MEDIA SOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                      Three Months   Three Months    Six Months     Six Months
                          Ended          Ended          Ended          Ended
                     June 30, 1999  June 30, 1998  June 30, 1999  June 30, 1998
                       -----------    -----------    -----------    -----------

Revenues ..............$   828,140    $   701,172    $ 1,714,982    $ 1,189,380
Costs of Goods Sold ...    344,463        300,553        710,516        524,893
                       -----------    -----------    -----------    -----------
Gross Profit ..........    483,677        400,619      1,004,466        664,487
Operating Expenses:
     Selling, general
       and
       administrative      526,498        452,667      1,054,398        786,495
     Depreciation and
       amortization ..      36,986         42,816         73,971         84,707
                       -----------    -----------    -----------    -----------
Income (loss) from
  operations ..........    (79,807)       (94,864)      (123,903)      (206,715)
Other Expense:
     Interest, net ...     (56,877)      (132,908)      (102,288)      (215,059)
     Other                  48,672                        48,672
                         ----------    -----------    -----------    -----------
Income(loss) from continuing
  operations before        (88,012)      (227,772)      (177,519)      (421,774)
  income taxes
Provision for income taxes    --             --             --             --
                        -----------    -----------    -----------    -----------
Income(loss) from
  continuing operations    (88,012)      (227,772)      (177,519)      (421,774)

Gain(loss) from
  discontinued operations   57,756     (3,251,281)       138,270     (4,052,985)
                        -----------    -----------    -----------    -----------
NET INCOME (LOSS) .....$   (30,256)   $(3,479,053)   $   (39,249)   $(4,474,759)
                        ===========    ===========    ===========    ===========


Earnings per common share*
     Income(loss) from
       continuing
       operations      $     (0.27)   $     (0.69)   $     (0.54)   $     (1.29)
     Income(loss) from
       discontinued
       operations ....         .18          (9.91)           .42         (12.34)
                        -----------    -----------    -----------    -----------
     Net income(loss)  $     (0.09)   $    (10.60)   $     (0.12)   $    (13.63)
                        ===========    ===========    ===========    ===========

Weighted average number of common share
   Outstanding             328,200        328,200        328,200        328,200
                        ===========    ===========    ===========    ===========

        *All per share data has been adjusted to reflect a one-for-twenty reverse stock split effective March 9,1999


                             See accompanying notes


                               MEDIA SOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      June 30,     December 31,
                                                        1999           1998
                                                     Unaudited)

                           ASSETS

Current Assets:
     Cash ........................................   $   756,449    $   998,432
     Accounts receivable, net of allowance
        for doubtful accounts of $94,000
        and $94,000 respectively .       .........       528,428        867,333
     Inventory ...................................     1,238,264      1,271,336
     Prepaid expenses ............................       199,479        167,485
                                                     -----------    -----------
          Total current assets ...................     2,722,620      3,304,586
                                                     -----------    -----------
Property and Equipment:
     Buildings ..................................          --             --
     Equipment ...................................       659,299        656,642
                                                     -----------    -----------
                                                         659,299        656,642
       Less accumulated depreciation .............      (570,720)      (536,888)
                                                     -----------    -----------
          Total property and equipment ...........        88,579        119,754
                                                     -----------    -----------
Other Assets:
     Assets held for disposal (net) ..............     1,237,473      1,253,335
     Cost in excess of net assets acquired,
        net of accumulated amortization of
        $1,031,103 and $1,007,000, respectively        1,691,006      1,715,109
     Other ........................................       19,176         86,860
                                                     -----------    -----------
          Total other assets ......................    2,947,655      3,055,304
                                                     -----------    -----------
TOTAL ASSETS ......................................  $ 5,758,854    $ 6,479,644
                                                     ===========    ===========







                             See accompanying notes




                               MEDIA SOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     June 30,      December 31,
                                                       1999           1998
                                                   (Unaudited)

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ..........................   $    354,339    $    678,108
     Accrued liabilities .......................        390,642         333,514
     Accrued tax liabilities ...................        574,062         506,745
     Deferred revenue ..........................      1,084,077       1,568,892
     Current portion of long-term debt
          obligations ..........................        115,612         109,780
                                                   ------------    ------------
          Total current liabilities ............      2,518,732       3,197,039
                                                   ------------    ------------
Long-term debt and capital lease obligations ...      1,997,612       2,056,914
                                                   ------------    ------------
          Total liabilities ....................      4,516,344       5,253,953
                                                   ------------    ------------
Stockholders' Equity:
     Preferred stock: $.01 par value; authorized
        300,000 shares; none issued and outstanding
     Common stock: $.01 par value; authorized
        500,000 shares; issued 343,137 shares...          3,431           3,431
     Capital in excess of stated value .........     21,974,029      21,974,029
     Notes receivable from stock sales .........       (902,373)       (902,373)
     Accumulated deficit .......................    (19,591,454)    (19,608,273)
                                                   ------------    ------------
                                                      1,483,633       1,466,814
       Less 14,936 shares of common stock in
            treasury, at cost . ................       (241,123)       (241,123)
                                                   ------------    ------------
          Total stockholders' equity ...........      1,242,510       1,225,691
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .....   $  5,758,854    $  6,479,644
                                                   ============    ============




                             See accompanying notes




                               MEDIA SOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Six Months      Six Months
                                                        Ended           Ended
                                                   June 30, 1999   June 30, 1998

Cash Flow used in Operations:

Net income(loss) from continuing operations ....   $   (177,519)   $   (421,774)

Reconciliation to net cash flow used in continuing
  operations:
     Depreciation and amortization .............         73,971          84,707
     Loss on sale of distribution channel       ................      2,250,263
     Change in working capital items of continuing
       operations:
          Accounts receivable ..................        423,366         384,167
          Inventory ........... ................         33,072          68,375
          Prepaid expenses and other assets ....         35,516          74,416
          Accounts payable and accrued liabilities ..   (58,123)       (311,625)
          Deferred revenue ..........................  (484,815)       (297,032)
                                                    ------------    ------------
               Net cash provided by (used in)
                   continuing operations .......       (154,532)      1,831,497

               Net cash provided by (used in)
                   discontinued operations .....       (181,325)     (3,857,632)
                                                    ------------    ------------
               Net cash provided by (used in)
                   operations ..................       (335,857)     (2,026,135)

Cash Flow provided by (used in) Investing Activities:
     Proceeds from sale of property and equipment ..............         16,887
     Proceeds from disposition of distribution channel .........     10,500,000
     Payments for purchases of property and equipment .. (2,656)        (11,036)
                                                    ------------    ------------
               Net cash flow provided by (used in)
                   investing activities ........         (2,656)     10,505,851

Cash Flow provided by (used in) Financing Activities:
     Proceeds from settlement of note receivable .....  150,000
     Proceeds from debt obligation .............................     19,490,057
     Proceeds from subordinated debt issued ....................      3,000,000
     Proceeds from CASCO Note ..................................      3,500,000
     Payments on debt and lease obligations ..........  (53,470)    (29,913,576)
     Payments on subordinated debt issued ......................     (2,725,000)
                                                    ------------    ------------
               Net cash flow provided by (used in)
                   financing activities ........         96,530      (6,648,519)

Increase (decrease) in cash ....................       (241,983)      1,831,197

Cash, beginning of year ........................        998,432         412,060
                                                    ------------    ------------
Cash, end of period ............................   $    756,449    $  2,243,257
                                                    ============    ============


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

         Media Source, Inc. (the "Company"), through Media Tech Library Services, Inc., its wholly-owned subsidiary, operates Junior Library Guild, a subscription service that distributes first print, award winning children's' books. The Company has its own editorial division that reviews books in the manuscript stage and makes selections for nine reading levels. The Company markets most of its products directly to schools and public libraries.

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

Note 2.  Debt Obligations

         At quarter ended June 30, 1999, the Company had a $200,000 subordinated note payable bearing interest at the lender's prime rate plus 1%, due July 31, 2001, $850,000 in subordinated note payables bearing interest of 12% quarterly, due August 1, 2000 and a $250,000 subordinated note payable bearing interest of 10% quarterly, due in 2005.

Note 3.  Supplemental Cash Flow Information

         Cash payments during the six months ended June 30, 1999 and 1998, included interest of $118,000 and $595,000, respectively, and income taxes of $0 and $340,000, respectively.

Note 4.  Income Taxes

         There was no income tax provision for the six months ended June 30, 1999, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

Note 5. Earnings Per Share

         The following table represents the computation of basic and diluted earnings per share.

                                                     Six Months      Six Months
                                                       Ended           Ended
                                                   June 30, 1999   June 30, 1998
Basic and Diluted Earnings Per Share:
Weighted average number of common shares
  outstanding ....................................       328,200        328,200
                                                     -----------    -----------

Income/(loss) from continuing operations .........   $  (177,519)   $  (421,774)

Gain(loss) from discontinued operations ..........       138,270     (4,052,985)
                                                     -----------    -----------
Net income(loss) available to common
  stockholders ...................................   $   (39,249)   $(4,474,759)
                                                     ===========    ===========
Income(loss) per common share:
     Income/(loss) from continuing operations ....   $     (0.54)   $     (1.29)
     Gain(loss) from discontinued operations .....           .42         (12.34)
                                                     -----------    -----------
Net income(loss) per share .......................   $     (0.12)   $    (13.63)
                                                     ===========    ===========

         At June 30, 1999, options and warrants were not In-the-Money and therefore are not included in the computation of dilutive EPS. At June 30, 1998, options and warrants were outstanding during the periods but were not included in the computation of dilutive EPS because the potential common stock would be antidilutive.

Note 6.  Assets Held For Disposal

         Assets held for disposition at June 30, 1999 consist of a warehouse, office facility and real estate in Worthington, Ohio currently being used by the Junior Library Guild subsidiary on a temporary basis.

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

Second Quarter 1999 Compared with Second Quarter 1998

         Revenues from continuing operations for the three months ended June 30, 1999, approximated $828,000 compared to approximately $701,000 for the three months ended June 30, 1998, an increase of 18% or approximately $127,000. The increase in revenues is principally attributable to an increase of approximately $92,000 in 1999 from the implementation of an additional market strategy.

         Cost of goods sold was approximately $344,000 for the three months ended June 30, 1999, compared to approximately $301,000 for the three months ended June 30, 1998, an increase of 14% or approximately $43,000. As a percentage of revenues, cost of goods sold was 42% during the second quarter of 1999, compared to 43% for the same period in 1998. The decrease in costs of goods sold as a percentage of revenues was due to a change in the product mix that continued during the second quarter ended June 30, 1999.

         Selling, general, and administrative expense was approximately $526,000 for the three months ended June 30, 1999, compared to approximately $453,000 for the three months ended June 30, 1998, an increase of 16% or approximately $73,000. The increase in selling, general and administrative expenses for the three months ended June 30, 1999 is principally attributed to the reallocation of certain expenses that were previously incurred by discontinued operations that are now being incurred by continuing operations.

         Depreciation and amortization expense was approximately $37,000 for the three months ended June 30, 1999, compared to $43,000 for the three months ended June 30, 1998, a decrease of 14% or approximately $6,000.

         Interest expense was approximately $57,000 for the three months ended June 30, 1999, compared to $133,000 for the three months ended June 30, 1998, an decrease of 57% or $76,000. The average outstanding debt for the three months ended June 30, 1999, approximated $2.1 million compared to $9.0 million for the three months ended June 30, 1998. Additionally, the average interest rate for the three months ended June 30, 1999, approximated 10.2% compared to approximately 10.4% for the three months ended June 30, 1998.

         There was no income tax provision for the three months ended June 30, 1999, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

         The second quarter ended June 30, 1999 resulted in an loss from continuing operations of $88,000 compared to an loss from continuing operations of $228,000 in the second quarter ended June 30, 1998. The decreased loss, a 61% improvement, over 1998 was due to a combination of higher revenues and lower expenses as a percentage of revenue during 1999.

         The second quarter ended June 30, 1999 resulted in a net loss of $30,000 versus a net loss of $3,479,000 in the second quarter ended June 30, 1998. Included in the net losses for 1999 and 1998, respectively, are a gain from discontinued operations of $58,000 and a loss from discontinued operations of $3,251,000. Current quarter basic and diluted loss per share was $.09 versus a loss per share of $10.60 in the comparable quarter last year. The weighted average common and common equivalent shares for the second quarters 1998 and 1999 were 328,200.

Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998

         Revenues from continuing operations for the six months ended June 30, 1999, approximated $1,715,000 compared to approximately $1,189,000 for the six months ended June 30, 1998, an increase of 44% or approximately $526,000. The increase in revenues is principally attributable to a reduction in 1998 of approximately $300,000 due to a change in marketing strategy and an increase of approximately $192,000 in 1999 from the implementation of an additional market strategy.

         Cost of goods sold was approximately $711,000 for the six months ended June 30, 1999, compared to approximately $525,000 for the six months ended June 30, 1998, an increase of 35% or approximately $186,000. As a percentage of revenues, cost of goods sold was 41% for the six months ended June 30, 1999, compared to 44% for the six months ended June 30, 1998. The decrease in costs of goods sold as a percentage of revenues was due to a change in the product mix that occurred during the six months ended June 30, 1999.

         Selling, general, and administrative expense was approximately $1,054,000 for the six months ended June 30, 1999, compared to approximately $786,000 for the six months ended June 30, 1998, an increase of 34% or approximately $268,000. The increase in selling, general and administrative expenses in 1999 is principally attributed to the reallocation of certain expenses that were previously incurred by discontinued operations that are now being incurred by continuing operations.

         Depreciation and amortization expense was approximately $74,000 for the six months ended June 30, 1999, compared to $85,000 for the six months ended June 30, 1998, a decrease of 13% or approximately $11,000.

         Interest expense was approximately $102,000 for the six months ended June 30, 1999, compared to $215,000 for the six months ended June 30, 1998, an decrease of 53% or $113,000. The average outstanding debt for the six months ended June 30, 1999, approximated $2.1 million compared to $10.4 million for the six months ended June 30, 1998. Additionally, the average interest rate for the six months ended June 30, 1999 approximated 10.2% compared to approximately 10.5% for the six months ended June 30, 1998.

         There was no income tax provision for the six months ended June 30, 1999, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

         The six months ended June 30, 1999 resulted in an loss from continuing operations of $178,000 compared to an loss from continuing operations of $422,000 for the six months ended June 30, 1998. The decreased loss, a 58% improvement, over 1998 was due to a combination of higher revenues and lower expenses as a percentage of revenue during 1999.

         The six months ended June 30, 1999, resulted in net loss of $39,000 versus a net loss of $4,475,000 for the six months ended June 30, 1998. Included in the net losses for 1999 and 1998, respectively, are a gain from discontinued operations of $138,000 and a loss from discontinued operations of $4,053,000. Basic and diluted loss per share decreased from $13.63 for the six months ended June 30, 1998 to a net loss per share of $.12 for the six months ended June 30, 1999. The weighted average common and common equivalent shares for the six months ended June 30, 1998 and 1999 were 328,200.




Liquidity and Capital Resources

         The Company had a net decrease in cash for the six months ended June 30, 1999, of $242,000, compared to a net increase for the comparable period in the prior year of $1,832,000. Cash on hand was $756,000 and $2,243,000 at June 30, 1999 and 1998, respectively.

         For the six months ended June 30, 1999, continuing operations used $155,000 in cash as compared to providing $1.8 million the six months ended June 30, 1998. Primary decreases in cash flow from operations in 1999 were from a $58,000 reduction in accounts payable and accrued liabilities and a $485,000 reduction in deferred revenue. Primary increases in cash flow from operations were a $423,000 reduction in accounts receivable, a $33,000 reduction in inventory, and a $36,000 reduction in prepaid expenses and other assets. Primary increases in cash flow from operations for 1998 included a $384,000 reduction in accounts receivable, a $68,000 reduction in inventory, and a $74,000 reduction in prepaid expenses and other assets. Primary decreases in cash flow from operations were from a $312,000 reduction in accounts payable and accrued liabilities and a $297,000 reduction in deferred revenue.

         Cash used in investing activities was $3,000 for the six months ended June 30,1999, representing payments for capital expenditures compared to $11,000 for the six months ended June 30,1998. The Company does not expect any material expenditures for property and equipment during the next twelve months. Cash from investing activities was $10.5 million for the six months ended June 30, 1998 representing sale of the Company's book fair business.

         For the six months ended June 30,1999, net cash provided by financing activities was $97,000. These compares to net cash used by financing activities of $6.6 million for the six months ended June 30, 1998. Financing activities in 1999 included $150,000 in proceeds from the settlement of notes receivable. Financing activities in 1998 consisted primarily of borrowings and paydowns on the revolving line of credit.


Seasonality

         The children's literature business correlates closely to the school year. As a result, the sales force is reduced during mid-June through mid-August and again around the Christmas season. As a subscription service, however, revenue is not seasonal and shipments of inventory continue throughout the year. Cash receipts decline during the summer months but do not cease, as public libraries remain open.

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

(b) Reports on Form 8-K filed during the quarter ended June 30, 1999:

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


                                                     Media Source, Inc.
                                                     (Registrant)



Dated: August 11, 1999                          By: /s/Donald R. Hollenack
       --------------------                         --------------------------
                                                    Donald R. Hollenack
                                                    Chief Financial Officer