Form 10-Q
period 1999-09-30
MEDIA SOURCE INC
filed 1999-11-15
CIK 354564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1999

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date: 328,200 common shares outstanding, each $0.01 par value, as of September 30, 1999.



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               MEDIA SOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                       Three Months  Three Months    Nine Months     Nine Months
                          Ended         Ended          Ended            Ended
                      Sept 30, 1999  Sept 30, 1998  Sept 30, 1999  Sept 30, 1998
                      -------------  -------------  -------------  -------------

Revenues ................  756,064    $   726,836    $ 2,471,046    $ 1,916,216
Costs of Goods Sold .....  281,149        306,515        991,665        831,407
                        -----------    -----------    -----------    -----------
Gross Profit .........     474,915        420,321      1,479,381      1,084,809
Operating Expenses:
     Selling, general and
        administrative     327,175        519,561      1,381,573      1,306,056
     Depreciation and
        amortization ..     36,985         32,681        110,956        117,388
                        -----------    -----------    -----------    -----------
Income (loss) from
   operations ......       110,755       (131,921)       (13,148)      (338,635)
Other Expense:
     Interest, net .       (46,443)       (46,149)      (148,731)      (261,208)
     Other .............. .....497        450,000         49,169        450,000
                        -----------    -----------    -----------    -----------
Income(loss) from continuing
operations .........        64,809        271,930       (112,710)      (149,843)
     before income taxes
Provision for income taxes      --             --             --             --
                        -----------    -----------    -----------    -----------
Income(loss)
    from continuing
      operations ...        64,809        271,930       (112,710)      (149,843)

Gain(loss) from
    discontinued
    operations ......      (65,990)      (157,401)        72,280     (3,741,504)
                        -----------    -----------    -----------    -----------
NET INCOME (LOSS) ..   $    (1,181)   $   114,529    $   (40,430)   $(3,891,348)
                        ===========    ===========    ===========    ===========


Earnings per common share*
     Income(loss) from
       continuing
       operations .    $     0.20     $     0.83     $     (0.34)   $     (0.46)
     Income(loss) from
       discontinued
       operations           (0.20)         (0.48)           0.22         (11.40)
                       -----------    -----------    -----------    ------------
     Net income(loss)  $    (0.00)    $     0.35     $     (0.12)   $    (11.86)
                       ===========    ===========    ===========    ===========

Weighted average number of common share
  Outstanding              328,200        328,200        328,200        328,200
                       ===========    ===========    ===========    ===========

        *All per share data has been adjusted to reflect a one-for-twenty reverse stock split effective March 9,1999


                             See accompanying notes





                               MEDIA SOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    September 30,   December 31,
                                                        1999            1998
                                                    (Unaudited)

                                     ASSETS

Current Assets:
     Cash ........................................... $   759,617    $   998,432
     Accounts receivable, net of
        allowance for doubtful accounts of $94,000 and
          $94,000 respectively ......................     363,168        867,333
     Inventory ......................................   1,242,506      1,271,336
     Prepaid expenses ...............................     200,450        167,485
                                                      -----------    -----------
          Total current assets ......................   2,565,741      3,304,586
                                                      -----------    -----------
Property and Equipment:
     Buildings ......................................         --             --
     Equipment ......................................     660,651        656,642
                                                      -----------    -----------
                                                          660,651        656,642
       Less accumulated depreciation ................   (595,568)      (536,888)
                                                      -----------    -----------
          Total property and equipment ..............      65,083        119,754
                                                      -----------    -----------
Other Assets:
     Assets held for disposal (net) .................   1,237,472      1,253,335
     Cost in excess of net assets
        acquired, net of accumulated
        amortization of $1,043,241 and
        $1,007,000, respectively ....................   1,678,954      1,715,109
     Other ..........................................      17,620         86,860
                                                      -----------    -----------
          Total other assets ........................   2,934,046      3,055,304
                                                      -----------    -----------
TOTAL ASSETS ........................................ $ 5,564,870    $ 6,479,644
                                                      ===========    ===========



                             See accompanying notes



                               MEDIA SOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                September 30,    December 31,
                                                    1999            1998
                                                 (Unaudited)

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ......................   $    348,126    $    678,108
     Accrued liabilities ...................        433,721         333,514
     Accrued tax liabilities ...............        660,844         506,745
     Deferred revenue ......................        851,485       1,568,892
     Current portion of long-term
       debt obligations ....................        118,643         109,780
     Notes Payables ........................        350,000
                                                -----------    ------------
          Total current liabilities ........      2,762,819       3,197,039
                                                -----------    ------------
Long-term debt and capital lease obligations      1,616,790       2,056,914
                                               ------------    ------------
          Total liabilities ................      4,379,609       5,253,953
                                               ------------    ------------
Stockholders' Equity:
     Preferred stock: $.01 par value;
        authorized 300,000 shares; none
        issued and outstanding
     Common stock: $.01 par value;
        authorized 500,000 shares;
        issued 343,137 shares ..............          3,431           3,431
     Capital in excess of stated value .....     21,974,029      21,974,029
     Notes receivable from stock sales .....       (902,373)       (902,373)
     Accumulated deficit ...................    (19,648,703)    (19,608,273)
                                                ------------    ------------
                                                  1,426,383       1,466,814
       Less 14,936 shares of common
         stock in treasury, at cost ........       (241,123)       (241,123)
                                                ------------    ------------
          Total stockholders' equity .......      1,185,261       1,225,691
                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .   $  5,564,870    $  6,479,644
                                                ============    ============



                             See accompanying notes






                               MEDIA SOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Nine Months     Nine Months
                                                       Ended          Ended
                                                   Sept 30, 1999   Sept 30, 1998

Cash Flow used in Operations:

Net income(loss) from continuing operations ....   $   (112,710)   $   (149,843)

Reconciliation to net cash flow used in continuing operations:
     Depreciation and amortization .............        110,956         117,388
     Loss on sale of distribution channel .....           ......      1,515,396
     Change in working capital items of continuing operations:
          Accounts receivable ......................... 329,165         339,678
          Inventory ...................................  29,106         115,493
          Prepaid expenses and other assets ...........  35,883        (518,998)
          Accounts payable and accrued liabilities ....  (7,550)       (276,918)
          Deferred revenue ............................(717,407)        199,020
                                                    ------------    ------------
               Net cash provided by (used in)
                continuing operations ...........      (332,557)      1,341,216

               Net cash provided by (used in)
                discontinued operations .........        29,011      (4,244,662)
                                                    ------------    ------------
               Net cash provided by (used in)
                operations ......................      (303,546)     (2,903,446)

Cash Flow provided by (used in)
   Investing Activities:
     Proceeds from sale of
       property and equipment ...................  .............         53,912
     Proceeds from disposition
       of distribution channel ....................  ...........     10,500,000
     Payments for purchases of
       property and equipment .......................    (4,008)        (11,036)
                                                    ------------    ------------
               Net cash flow provided by
                 (used in) investing activities ...      (4,008)     10,542,876

Cash Flow provided by (used in) Financing Activities:
     Proceeds from settlement of
       note receivable ............................     150,000
     Proceeds from debt obligation ................  ...........     20,171,596
     Proceeds from subordinated debt issued .........  .........      3,000,000
     Proceeds from CASCO Note .........................  .......      3,500,000
     Payments on debt and lease obligations .........   (81,261)    (31,336,290)
     Payments on subordinated debt issued ...........  .........     (2,725,000)
                                                    ------------    ------------
               Net cash flow provided by
                 (used in) financing activities          68,739      (7,389,694)

Increase (decrease) in cash .....................      (238,815)        249,736

Cash, beginning of year .........................       998,432         412,060
                                                    ------------    ------------
Cash, end of period .............................. $    759,617    $    661,796
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

Note 2.  Debt Obligations

         At quarter ended September 30, 1999, the Company had a $200,000 subordinated note payable bearing interest at the lender's prime rate plus 1%, due July 31, 2001, $850,000 in subordinated notes payables bearing interest of 12% quarterly, due August 1, 2000, and a $250,000 subordinated note payable bearing interest of 10% quarterly, due in 2005.

         Subsequent to quarter ending September 30, 1999, a $500,000 subordinated note payable was refinanced by the granting of an option to purchase preferred stock to the Company Chairman, S. Robert Davis. The granting of this option extends the due date on the $500,000 subordinated note payable to January 1, 2003. The financials statements at quarter ended September 30, 1999 reflect this subsequent event in which the $500,000 subordinated note payable was reclassed from short term debt to long term debt.

Note 3.  Supplemental Cash Flow Information

         Cash payments during the nine months ended September 30, 1999 and 1998, included interest of $176,000 and $660,000, respectively, and income taxes of $0 and $340,000, respectively.

Note 4.  Income Taxes

         There was no income tax provision for the nine months ended September 30, 1999, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

Note 5. Earnings Per Share

         The following table represents the computation of basic and diluted earnings per share.

                                                 Nine Months   Nine Months
                                                   Ended          Ended
                                                Sept 30, 1999 Sept 30, 1998
Basic and Diluted Earnings Per Share:
Weighted average number of common shares
  outstanding ...............................       328,200        328,200
                                                -----------    -----------

Income/(loss) from continuing operations ....   $  (112,710)   $  (149,843)

Gain(loss) from discontinued operations .....        72,280     (3,741,504)
                                                -----------    -----------
Net income(loss) available to common
  stockholders ..............................   $   (40,430)   $(3,891,348)
                                                ===========    ===========
Income(loss) per common share:
     Income/(loss) from continuing operations   $     (0.34)   $     (0.46)
     Gain(loss) from discontinued operations           0.22         (11.40)
                                                -----------    -----------
Net income(loss) per share ..................   $     (0.12)   $    (11.86)
                                                ===========    ===========

         At September 30, 1999, options and warrants were not In-the-Money and therefore are not included in the computation of dilutive EPS. At September 30, 1998, options and warrants were outstanding during the periods but were not included in the computation of dilutive EPS because the potential common stock would be antidilutive.

Note 6.  Assets Held For Disposal

         Assets held for disposition at September 30, 1999 consist of a warehouse, office facility and real estate in Worthington, Ohio currently being used by the Junior Library Guild subsidiary on a temporary basis.

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

Third Quarter 1999 Compared with Third Quarter 1998

         Revenues from continuing operations for the three months ended September 30, 1999, approximated $756,000 compared to approximately $727,000 for the three months ended September 30, 1998, an increase of 4% or approximately $29,000.

         Cost of goods sold was approximately $281,000 for the three months ended September 30, 1999, compared to approximately $307,000 for the three months ended September 30, 1998, an decrease of 8% or approximately $26,000. As a percentage of revenues, cost of goods sold was 37% during the third quarter of 1999, compared to 42% for the same period in 1998. The decrease in costs of goods sold as a percentage of revenues was due to a change in market strategy as it relates to the product mix that continued during the third quarter ended September 30, 1999.

         Selling, general, and administrative expense was approximately $328,000 for the three months ended September 30, 1999, compared to approximately $520,000 for the three months ended September 30, 1998, an decrease of 37% or approximately $193,000. The decrease in selling, general and administrative expenses for the three months ended September 30, 1999 is principally attributed to a reduction of overhead expenses incurred by continuing operations that were previously incurred by discontinued operations.

         Depreciation and amortization expense was approximately $37,000 for the three months ended September 30, 1999, compared to $33,000 for the three months ended September 30, 1998, an increase of 12% or approximately $4,000.

         Interest expense was approximately $46,000 for the three months ended September 30, 1999, compared to $46,000 for the three months ended September 30, 1998. The average outstanding debt for the three months ended September 30, 1999, approximated $2.0 million compared to $1.80 million for the three months ended September 30, 1998. Additionally, the average interest rate for the three months ended September 30, 1999 approximated 10.2% compared to approximately 10.71% for the three months ended September 30, 1998.

         There was no income tax provision for the three months ended September 30, 1999, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

         The third quarter ended September 30, 1999 resulted in income from continuing operations of $65,000 compared to income from continuing operations of $272,000 in the third quarter ended September 30, 1998. The decrease in income from continuing operations of $207,000, a 76% reduction compared to 1998, was principally attributed to 1998 proceeds of $450,000 from a lawsuit settlement which were offset by increased selling, general and administrative expenses of $192000.

         The third quarter ended September 30, 1999 resulted in a net loss of $1,000 versus net income of $115,000 in the third quarter ended September 30, 1998. Included in the net loss for 1999 is a loss from discontinued operations of $66,000 compared to a net loss from discontinued operations of $157,000 in 1998. Current quarter basic and diluted loss per share was $0.00 versus an income per share of $0.35 in the comparable quarter last year. The weighted average common and common equivalent shares for the third quarters 1998 and 1999 were 328,200.

Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998

         Revenues from continuing operations for the nine months ended September 30, 1999, approximated $2,471,000 compared to approximately $1,916,000 for the nine months ended September 30, 1998, an increase of 29% or approximately $555,000. The increase in revenues is principally attributable to a reduction in 1998 of approximately $300,000 due to a change in marketing strategy and an increase of approximately $219,000 in 1999 from the implementation of an additional market strategy.

         Cost of goods sold was approximately $992,000 for the nine months ended September 30, 1999, compared to approximately $831,000 for the nine months ended September 30, 1998, an increase of 19% or approximately $161,000. As a percentage of revenues, cost of goods sold was 40% for the nine months ended September 30, 1999, compared to 43% for the nine months ended September 30, 1998. The decrease in costs of goods sold as a percentage of revenues was due to a change in market strategy as it relates to the product mix that occurred during the nine months ended September 30, 1999.

         Selling, general, and administrative expense was approximately $1,382,000 for the nine months ended September 30, 1999, compared to approximately $1,306,000 for the nine months ended September 30, 1998, an increase of 6% or approximately $76,000. The increase in selling, general and administrative expenses in 1999 is principally attributed to the reallocation of certain expenses that were previously incurred by discontinued operations that are now being incurred by continuing operations.

         Depreciation and amortization expense was approximately $111,000 for the nine months ended September 30, 1999, compared to $117,000 for the nine months ended September 30, 1998, a decrease of 5% or approximately $6,000.

         Interest expense was approximately $149,000 for the nine months ended September 30, 1999, compared to $261,000 for the nine months ended September 30, 1998, an decrease of 43% or $112,000. The average outstanding debt for the nine months ended September 30, 1999, approximated $2.1 million compared to $3.5 million for the nine months ended September 30, 1998. Additionally, the average interest rate for the nine months ended September 30, 1999 approximated 10.2% compared to approximately 11.41% for the nine months ended September 30, 1998.

         There was no income tax provision for the nine months ended September 30, 1999, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

         The nine months ended September 30, 1999 resulted in a loss from continuing operations of $113,000 compared to a loss from continuing operations of $150,000 for the nine months ended September 30, 1998. The decreased loss, a 25% improvement, over 1998 was due to a combination of higher revenues and lower expenses as a percentage of revenue during 1999.

         The nine months ended September 30, 1999, resulted in net loss of $40,000 versus a net loss of $3,891,000 for the nine months ended September 30, 1998. Included in the net losses for 1999 and 1998, respectively, are a gain from discontinued operations of $72,000 and a loss from discontinued operations of $3,742,000. Basic and diluted loss per share decreased from $11.86 for the nine months ended September 30, 1998 to a net loss per share of $.12 for the nine months ended September 30, 1999. The weighted average common and common equivalent shares for the nine months ended September 30, 1998 and 1999 were 328,200.


Liquidity and Capital Resources

         The Company had a net decrease in cash for the nine months ended September 30, 1999, of $239,000, compared to a net increase for the comparable period in the prior year of $250,000. Cash on hand was $760,000 and $662,000 at September 30, 1999 and 1998, respectively.

         For the nine months ended September 30, 1999, continuing operations used $333,000 in cash as compared to providing $1.3 million the nine months ended September 30, 1998. Primary decrease in cash flow from operations in 1999 was a $717,000 reduction in deferred revenue. Primary increase in cash flow from operations was a $329,000 reduction in accounts receivable. Primary increases in cash flow from operations for 1998 included a $340,000 reduction in accounts receivable, a $115,000 reduction in inventory, and a $199,000 increase in deferred revenue. Primary decreases in cash flow from operations were from a $519,000 increase in prepaid expenses and other assets and a $277,000 reduction in accounts payable and accrued liabilities.

         Cash used in investing activities was $4,000 for the nine months ended September 30,1999, representing payments for capital expenditures compared to $11,000 for the nine months ended September 30,1998. The Company does not expect any material expenditures for property and equipment during the next twelve months. Cash from investing activities was $10.5 million for the nine months ended September 30, 1998 representing sale of the Company's book fair business.

         For the nine months ended September 30,1999, net cash provided by financing activities was $69,000, this compares to net cash used by financing activities of $7.4 million for the nine months ended September 30, 1998. Financing activities in 1999 included $150,000 in proceeds from the settlement of notes receivable. Financing activities in 1998 consisted primarily of borrowings and paydowns on the revolving line of credit.

         Subsequent to quarter ending September 30,1999, an option to purchase shares of preferred stock was granted to the Company Chairman, S. Robert Davis, holder of a $500,000 subordinated note payable due August 2000. In exchange for the granting of this option, the holder of the $500,000 subordinated note payable agrees to extend the due date until January 1, 2003. The option entitles
S. Robert Davis to purchase from the company 100,000 shares of convertible preferred stock at the price of $1.97 per share. These preferred shares may be converted into 175,000 shares of common stock. This option expires on February 1, 2003.


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

Illinois Department of Revenue Sales Tax Assessment

         The Company is currently involved in litigation regarding sales tax for its discontinued operations. The Company has retained legal counsel and anticipates settlement of this matter in 1999. Management believes that the outcome of these legal proceedings may result in an unfavorable judgement and has recorded a liability of approximately $500.000.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None.

ITEM 3:  DEFAULT UPON SENIOR SECURITIES
                  None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None.

ITEM 5:  OTHER INFORMATION
                  In compliance with the Option to Purchase Shares of Preferred Stock document (exhibit 10(aa)), S. Robert Davis, as holder of a $500,000 Promissory Note due and payable August 2000, agrees to extend the due date of the Promissory Note until January 1, 2003.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

              Exhibit
              Number      Description of Document

              10(z)       Deferred Compensation Agreement

              10(aa)      Option to Purchase Shares of Preferred Stock

              10(ab)      Exhibit A to Option to Purchase Shares of
                          Preferred Stock

              27 Financial Data Schedule (filed only electronically with the SEC)

            (b) Reports on Form 8-K filed during the quarter
                ended September 30, 1999:

                         None.






Footnotes:
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File Number 0-10475, filed in Washington, D.C.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Media Source, Inc.
                                                     (Registrant)



Dated: November 15, 1999                    By: /s/Donald R. Hollenack
                                                -------------------------
                                                Donald R. Hollenack
                                                Chief Financial Officer