Form 10-K
period 1999-12-31
MEDIA SOURCE INC
filed 2000-03-30
CIK 354564

UNITED STATES

                        SECURITIES AND EXHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________
                         Commission File Number 0-10475

                               MEDIA SOURCE, INC.

             (Exact Name of Registrant as specified in its charter)
            DELAWARE                                   34-1297143
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)

                       6360 Rings Road, Amlin, Ohio 43002

               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (614) 793-8749

        Securities registered pursuant to Section 12(b) of the Act: None
                    Securities registered pursuant to Section
                               12(g) of the Act:
                 Voting Common Stock, $0.01 Par Value per Share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 1, 2000, was $220,419 (computed by reference to the last sale price of such stock as reported on the OTC Bulletin Board).

The number of Common Shares, each with $0.01 par value, of the registrant outstanding as of March 1, 2000, was 328,200 (this number reflects the one-for-twenty reverse stock split effective March 9,1999 and is subject to rounding).

                                                       Exhibit index on page 41
                               Page 1 of 43 Pages

PART I

ITEM 1.  BUSINESS

General development of business

        Media Source, Inc. (the "Company", was formed as an Ohio corporation in 1980, and on October 14, 1994, it reincorporated under the laws of the State of Delaware. The operations of the Company are principally through its wholly owned subsidiary, MT Library Services, Inc. ("MTLS"), a Florida corporation which, under the Junior Library Guild ("JLG"), distributes children's literature throughout the United States, primarily through subscription services. The sale of certain business assets of Pages Book Fairs, Inc. ("PBF"), also a wholly owned subsidiary of the Company, was completed on June 25, 1998. Although PBF is no longer engaged in the book fair business, it continues to sell children's literature.

     In 1999, the Company changed its name from Pages, Inc. to Media Source, Inc., changed the symbol for its common stock to "MESH" on the OTC Bulletin Board administered by the NASDAQ Stock Market, Inc., and approved a one-for-twenty reverse stock split.

Narrative description of business

        Market Overview. The Company distributes children's literature primarily through JLG book subscriptions directly to librarians at public libraries and both private and public school libraries. The Company's primary focus is literature for children in kindergarten through grade 12. The U.S. student enrollment in that category is over 52 million. There are over 17,000 public libraries and over 83,000 school libraries in the United States.

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

        Marketing and Customer Service. Currently, the Company markets its book subscriptions and children's literature through a sales manager which leads a team of trained telephone sales representatives. The telephone sales representatives undergo extensive training, monitoring, and supervision to ensure quality control and consistency.

        In primary and secondary schools, decisions relating to book subscriptions and literature are usually made by school librarians, media specialists, or reading specialists. Surveys conducted by the Company indicate that product quality, price, and customer service are the three most important factors considered by librarians in selecting a book subscription company. The Company has established an on-line system which can be accessed by each of its telemarketers and customer service representatives to retrieve messages and special requests from customers. Additionally, the Company maintains a customer service department with a national toll-free number. The customer service department incorporates information derived from customers, enabling the Company to measure the effectiveness of its marketing programs and monitor the performance of its services.

        The Company offers numerous new book titles each year in its subscription service. In addition, customers are able to purchase book titles previously offered at a reduced price. The Company's editorial department, located in New York City, selects book titles from more than 1,000 manuscripts and other sources submitted by children's book publishers each year based upon such factors as literary quality, educational value and sales potential. The Company has a history of selecting a wide variety of award-winning, favorably reviewed titles by critically acclaimed authors.

     Pages Book Fairs. PBF discontinued its book fair distribution channel when it sold its book fair assets in June 1998. PBF continues to sell its remaining inventory.

        Growth opportunities. In 1999, the Company sold 23,300 JLG subscriptions. This access affords the Company an opportunity to increase sales of its products directly to teachers and librarians. The Company believes that its existing subscription sales organization and its marketing system are capable of absorbing additional volume and can be utilized to increase its share of the existing school library and public library markets. Currently, the Company has a customer base of approximately 6,500 which comprises approximately 6.5% of the entire school library and public library market nationwide. In 1999, in an effort to increase its revenue potential, the Company established a sales force in Ohio in addition to maintaining its sales force in Florida.

Employees

        During 1999, the Company increased it's work force from approximately 20 employees (16 permanent and 4 seasonal) to a total of 29 employees (25 permanent and 4 seasonal). None of the Company's employees are represented by a labor union. The Company considers its relationship with its employees to be excellent.

Trademarks, Copyrights, and Licenses

        The Junior Library Guild is the company's principal trademark. The Company has used the trademark in commerce for a number of years.

Competition

        The distribution of children's leisure-based literature, in general, is a highly competitive business. There are numerous competitors that sell children's literature to public and school libraries. However, the structure of JLG, the product, and level of customer service that it provides are unique. JLG market's its product at discounted prices in comparison with its competitors.

Seasonality and Working Capital

         The children's literature business correlates closely to the school year. While the majority of the sales force remains intact throughout the year, one third of the sales force is reduced during mid-June through mid-August. In addition, the entire sales force is also reduced again around the Christmas season. As a subscription service, however, revenue is not seasonal and shipments of inventory continue throughout the year. Cash receipts decline during the summer months but do not cease as public libraries remain open.

Year 2000

         The Company addressed its Year 2000 compliance needs by implementing accounting and telemarketing software conversions to Year 2000 compliant software systems.

         A potential problem existed for all companies that relied on computers as the year 2000 approached. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. The Company experienced no internal problems or problems with third parties in regards to the "Year 2000" problem. The Company spent approximately $7,000 on external consultants to ensure Year 2000 compliance.

Subsequent Events

        On January 25, 2000, assets which were previously held for disposal at December 31, 1999, with a net book value of $1.2 million, were sold for $1.6 million. The assets consisted of an office and warehouse facility located in Worthington, Oh that were being used by the JLG on a temporary basis. The Company paid in full outstanding mortgage obligations of approximately $746,000. JLG signed a lease to rent the office and warehouse facility through September 25, 2000. At the expiration of the lease, the JLG will move and lease a new office and warehouse facility located in Union County, Ohio.

        On January 28, 2000, the Company retired $300,000 in subordinated notes that were due August 1, 2000. In addition, the Company also retired a $50,000 subordinated note on February 1, 2000. All subordinated notes were retired at par.

        On March 8, 2000, the Company retired a $250,000 subordinated note that was due December 31, 2005. The note was retired at 90 percent of face value.

Geographic Information

        For each of the last three fiscal years, all of the JLG revenues have been generated in the United States. In addition, all long-lived assets and long-term relationships with financial institutions are also in the United States.

ITEM 2.  PROPERTIES

The principal facilities of the Company are as follows:

                                                               Owned/
Location                        Use                  Size      Leased Expiration

Worthington, Ohio .....   *Office and Warehouse   61,530 sq. ft. Leased   9/00
Amlin, Ohio ...........   Office and Warehouse    4,700 sq. ft.  Leased   M/M
New York, New York ....   Office                  750 sq. ft.    Leased   4/01
St. Petersburg, Florida   Office                  1,000 sq. ft.  Leased   6/02

* The facilities were sold on January 25, 2000.  See Subsequent Events section.

These facilities are all located in appropriately designed buildings, which are kept in good repair.

ITEM 3.  LEGAL PROCEEDINGS

        The Company was subject to litigation by expert witnesses used in its 1996 suit against its former auditors, Arthur Anderson & Co. LLP. The Company settled the case through mediation and paid $61,000 on February 16, 2000.

        The Illinois Department of Revenue issued two assessments, NTLSF980498870200 on April 17, 1998 and NTLSF9804988702001 on March 24, 1998
against PBF seeking approximately $478,000, plus interest, in sales tax from 1993 through 1996. A hearing has been set before the State of Illinois, Department of Revenue [Reg. #2225-1251, docket no, 98-ST-0132] on April 27, 2000. The taxing authority is claiming that there has been an agency relationship between PBF and the schools. The Company denies that such a relationship existed and plans to vigorously defend this matter seeking full discharge of the assessments. The Company anticipates legal cost to be in the $25,000 to $40,000 range and has recorded a liability of approximately $650,000.

        From time to time, the Company is involved in litigation incidental to its business. In the opinion of management, no litigation to which the Company currently is a party is likely to have a materially adverse effect on the Company's results of operation or financial condition, if decided adversely to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


                                     PART II

ITEM 5. MARKET PRICE FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on the OTC Bulletin Board under the symbol "MESH." The following table sets forth for the periods indicated the high and low sales prices for shares of the Common Stock, as reported on the OTC Bulletin Board.

                                                   Trade Price
                                        ---------------------------------

                                                  High*       Low*
                                                  -----        ----

Calendar Year Ended December, 1999
         Fourth Quarter ....................      1 3/4        3/4
         Third Quarter .....................      1 1/2        3/4
         Second Quarter ...................       1 7/8       1/10
         First Quarter ....................       2 1/4       1/10

Calendar Year Ended December, 1998
         Fourth Quarter .......................   3 3/4       3 3/4
         Third Quarter .....................      6 1/4         5
         Second Quarter ........................    25       23 3/4
         First Quarter ......................... 32 1/2        30

               *Adjusted to give retroactive effect to a one-for-twenty reverse stock split effective March 9, 1999.

         The Bulletin Board prices represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commissions and may not represent actual transactions

         As of February 28, 2000, the Company had approximately 582 holders of record of its Common Stock.

         The Company has not paid dividends since December 27, 1985. The Company anticipates that for the foreseeable future it will retain any earnings in order to finance the expansion and development of its business, and no cash dividends will be paid on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

All per share data has been adjusted to reflect the one-for-twenty reverse stock split.

(In thousands, except per share data)

                                        Year Ended December 31
                         1999         1998       1997        1996        1995
                        -----        ------     ------      ------      ------

Consolidated Statements of
Operations Data:
Revenues ...........   $  3,297    $  2,646    $  3,390    $  4,611    $  4,015
Costs and expenses..      3,740       3,179       3,771       5,815       4,581
Valuation adjustment
   - note                   --         --         1,500         --          --
                        -------     -------     -------     -------     --------

Loss from continuing
  operations before
  income taxes......       (443)       (533)     (1,881)     (1,204)       (566)
(Provision) benefit
  for income taxes          --          --          --          --          --
                        -------     -------     -------     --------    -------
Loss from continuing
  operations               (443)       (533)     (1,881)     (1,204)       (566)
Discontinued operations:
  Income(loss) from
   operations ......          4      (2,866)     (3,500)     (1,517)     (8,004)
  Gain(loss) on disposal    --         (577)       --         3,255        (650)
  Cumulative effect of change in
   accounting principles    --          --         --           995         --
                        -------     -------     -------     --------    -------
Net income(loss) ...   $   (439)   $ (3,976)   $ (5,381)   $  1,529    $ (9,220)
                       =========   =========   =========   ========    ========
Per Share Data:
Basic and diluted:
Loss from continuing
   operations .......  $  (1.35)   $  (1.63)   $  (5.97)   $  (4.34)   $  (2.29)
Discontinued operation, net of
  cumulative effect of accounting
  change of $3.58 in 1996  0.01      (10.49)     (11.10)       9.85      (35.04)
Net income(loss) available to common
  Stockholders         $  (1.34)   $ (12.12)   $ (17.07)   $   5.51    $ (37.33)
                       =========   ========    ========    ========    =========
Cash dividends per
 common share ......       --          --          --          --          --
Weighted average
  common shares  ...        328         328         315         278         247


                                           At December 31
                        --------    --------    --------    --------    --------
                          1999        1998        1997        1996        1995
                        --------    --------    --------    --------    --------
Consolidated Balance Sheets Data:
Working capital ....   $ (1,179)   $    106    $    289    $  3,935    $ 15,719
Total assets .......      6,268       6,480      28,083      41,320      54,849
Long-term obligations     1,082       2,057       2,174       4,265      19,360
Stockholder' equity        773       1,226       5,202      12,876      10,674


NOTE 1: The prior years have been restated to reflect discontinued operations. See Pages Book Fairs under Part I, Item 1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

        Certain statements contained in this Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements contained elsewhere in this Form 10-K regarding matters that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Those statements appear in a number of places in this Form 10-K and include remarks regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the capability of the Company's existing subscription sales organization to absorb additional volume; (ii) the expectations of the Company with respect to the amount of the possible judgement in the sales tax litigation described under "Item 3, Legal Proceedings"; (iii) the Company's opportunity to increase sales of its products and its market share; and (iv) trends affecting the Company's financial condition or results of operations; (iv) the Company's cash on hand and cash from operations should provide sufficient funds available for the Company's normal business operations in the year 2000. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected, anticipated or expected in the forward-looking statements as a result of various factors, many of which, are beyond the control of the Company. The accompanying information contained in this Form 10-K, including, without limitation, the information set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," identifies important factors that could cause such differences.

Year Ended December 31, 1999, Compared to Year Ended December 31, 1998

        Revenues for the year ended December 31, 1999, approximated $3.3 million, compared to approximately $2.6 million for the year ended December 31, 1998, an increase of 25% or approximately $700,000. The increase in revenues were principally attributable to a decrease of one monthly subscription shipment in 1998 which reduced 1998 revenues by $300,000, and an additional market strategy in 1999 which increased 1999 revenues by $270,000.

        Cost of goods sold was approximately $1.6 million for the year ended December 31, 1999, compared to approximately $1.2 million for the year ended December 31, 1998, an increase of 40% or approximately $400,000. Cost of goods sold as a percentage of revenues was at 49% for 1999 and 44% for 1998. The increase was principally attributable to a year end adjustment to increase the inventory reserve that was charged against cost of goods sold.

        Selling, general, and administrative expense was approximately $1.8 million for the years ended December 31, 1999, compared to approximately $2.0 million for the year ended December 31, 1998, a decrease of 10% or approximately $200,000. The decrease was principally attributable to a reduction of overhead expenses allocated to continuing operations that were previously incurred by discontinued operations.

        Interest expense was approximately $180,000 for the year ended December 31, 1999, compared to $310,000 for the year ended December 31, 1998, an decrease of 42% or approximately $130,000. The average outstanding debt in 1999 approximated $2.1 million compared to $3.1 million for 1998. Additionally, the average interest rate for 1999 approximated 10.2%, compared to approximately 11.24% for 1998.

         Depreciation and amortization expense was approximately $149,000 for the year ended December 31, 1999, compared to $167,000 for the year ended December 31, 1998, an decrease of 11% or approximately $18,000. The decrease was principally attributable to certain assets becoming fully depreciated in 1998, thus resulting in no 1999 expense.

        There was no income tax provision for 1999 due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit.

        The loss from continuing operations for 1999 was approximately $443,000, compared to approximately $533,000 million in 1998.

        1999 resulted in a net loss of approximately $439,000 versus a net loss of approximately $4.0 million in 1998. Included in the 1999 net loss was a gain of approximately $4,000 from discontinued operations. Included in the 1998 net loss were net a losses of approximately $2.9 million from discontinued operations of the book fair business segment and approximately $577,000 from the sale of PBF business assets. Earnings per share decreased to a net loss of $1.34 per share for 1999, versus a net loss per share of $12.12 in 1998. The weighted average common and common equivalent shares for 1999 and 1998 were 328,200.

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

Liquidity and Capital Resources

        The Company had a net decrease in cash for the year ended December 31, 1999, of $194,000. Net cash provided by operations was $141,000 for the year ended December 31, 1999, compared to net cash used by operations of $2.3 million during the year ended December 31, 1998. Cash on hand was $805,000 at December 31, 1999, compared to $998,000 at December 31, 1998.

        For the year ended December 31, 1999, continuing operations provided $111,000 and discontinued operations provided $30,000 compared to continuing operations providing $1.2 million and discontinued operations using $3.4 million for the year ended December 31, 1998.

        Net cash used in investing activities was $364,000 for the year ended December 31, 1999. Net cash provided by investing activities was $10.6 million for the year ended December 31, 1998, representing the sale of the Company's book fair business assets.

        For the year ended December 31, 1999, net cash provided by financing activities was $29,000. This compares to net cash used by financing activities of $7.7 million for the year ended December 31, 1998. In 1998, proceeds from the sale of the Company's book fair business were used to repay debt obligations.

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

        At December 31, 1999, PBF had $926,000 of tax liabilities that relate to discontinued operations. Since the book value of the assets of PBF are minimal and it has substantial liabilities, the Company is currently seeking professional advice as to what legal manner it should pursue in order to resolve or discharge these liabilities.

         The Company is pursuing the use of the Internet to increase sales as well as customer satisfaction. Management believes that it will be able to increase sales to existing subscribers and also attract new subscribers at a minimal cost to the Company. Financing for the development of the processes is be provided by cash from operations.

        At December 31, 1999, the Company had a negative net working capital of approximately $1.2 million. This resulted primarily from reclassifying the current portion of long-term debts to short-term and $926,000 in liabilities that relate to the Company's discontinued operations. Subsequent to December 31, 1999, the Company sold assets which were previously held for disposal at December 31, 1999 for $1.6 million. The Company used the proceeds to pay off approximately $746,000 in mortgage obligations and retire an additional $600,000 in subordinated notes. Cash provided by continuing operations at December 31, 1999 was $111,000. The Company believes that through a combination of cash on hand and available from operations, there should be sufficient funds available for the Company's normal business operations in the year 2000.

     S. Robert Davis deferred his 1999 salary of $185,000. Had Mr. Davis not deferred his 1999 salary, the $111,000 positive cash flow from continuing operations would have been a negative $74,000. Mr. Davis intends to defer his salary for an additional 24 month. The Board of Directors has the right to pay Mr. Davis' deferred compensation in stock or cash, should the Company deem one more preferential than the other. It continues to be the Company's intention to pay the deferred compensation in cash. The re-location of operations and reduction of interest should provide additional funding to meet the future obligations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The Company is exposed to the impact of interest rate changes on its debt obligations and investment risk. The Company is not exposed to foreign currency exchange rate risk.

        Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relate primarily to the Company's first mortgage. The interest rate on this mortgage is prime plus 1 1/4 percent. The prime interest rate at December 31, 1999 was 8.5 percent compared to 7.75 percent at December 31, 1998. The Company is not exposed due to the fact that the mortgage was paid off with the proceeds from the sale of assets which were previously held for disposal at December 31, 1999. Furthermore, the remaining debt obligations of the Company all have fixed interest rates.

        Investment Rate Risk. At December 31, 1999, the Company had trading securities with a fair market value of $355,907 and a cost of $385,622. Through March 30, 2000, the Company had sold its entire portfolio of trading securities; the results produced a positive return on the Company's investments. Although the Company is currently not in the market, it could reenter the market, at its discretion, by purchasing trading securities at any time in the future. By doing so, the Company would be subject to investment risk. The Company could be benefit from increases in market rates or could be adversely affected by decreases in market rates. The current 2000 positive return on investments could be increased, reduced or offset by any future gains or losses.

        During 1999, the Company acquired 29,560 shares of Crown Publishing Company for an investment at cost of $86,800. These available for sale securities have a fair market value based on new shares sold at $2.50 per share, and thus are reported at December 31, 1999 with a fair market value of $73,900. The Company would experience a loss of $12,900 if the shares were sold as of December 31, 1999.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements and Financial Statement Schedule.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

        The following table sets forth certain information concerning the directors and executive officers of the Company.

                                                           Director or Executive
          Name              Age          Position                  Officer Since

S. Robert Davis .........    61    Chairman of the Board, President,

Randall J. Asmo .........    35    Executive Vice President and Director    1992

Juan F. Sotos, M.D ......    72    Director                                 1992

Robert J. Tierney .......    52    Director                                 1992

Donald R. Hollenack .....    35    Chief Financial Officer                  1999

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

Business Experience of Directors and Executive Officers

        S. Robert Davis Was elected a director and Chairman of the Board in 1990, and Assistant Secretary in 1992. Prior to his election to the Board of Directors, he served as Assistant to the President from 1988 to 1990, on a part-time basis. Additionally, during the past five years, Mr. Davis has operated several private businesses involving the developing, sale and/or leasing of real estate. Mr. Davis is also the Chairman of the Board of CASCO INTERNATIONAL, INC., a company with a class of securities registered pursuant to section 12 of the Securities Exchange Act of 1934.

     Randall J. Asmo Was elected Vice President in 1992 and a director in 1997. In 1998, Mr. Asmo was elected Secretary and Executive Vice President. Prior to that time, he served as Assistant to the President from 1990 to 1992. Additionally, since 1987, Mr. Asmo has served as Vice President of Mid-States Development Corp., a privately-held real estate development and leasing company, as Vice President of American Home Building Corp., a privately-held real estate development company. Mr. Asmo is also a director of CASCO INTERNATIONAL, INC. as well as an officer in several other small business enterprises.

        Juan F. Sotos, M.D Was elected as a director in 1992. Dr. Sotos has been a Professor of Pediatrics at The Ohio State University College of Medicine since 1962 and also serves as Chief of Endocrinology and Metabolism at Children's Hospital in Columbus, Ohio.

     Robert J. Tierney Was elected as a director in 1992. Dr. Tierney currently serves as the Acting Chairperson of the Ohio State University Department of Education Theory and Practice. Dr. Tierney is also active in education research and has served as a professor at The Ohio State University since 1984.

     Donald R. Hollenack Was elected Chief Financial Officer in 1999. Previously, Mr. Hollenack served as Controller for National Church Residences, a privately-held real estate company providing housing for the elderly and low income families, from May 1997 to March 1999. In addition, Mr. Hollenack served in similar capacities as Controller for J.P. Services, Inc., a distribution and delivery company, from September 1996 to March 1997, and for Long's College Book Company, a retail college book store, from December 1989 to September 1996. Prior, Mr. Hollenack served as a consultant in a public accounting firm. Mr. Hollenack is a non-practicing Certified Public Accountant.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table shows, for the fiscal years ended December 31, 1999, 1998, and 1997, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to the Company's President, its only executive officer, whose total salary and bonus exceeded $100,000 (the "Named Executive Officer"), and the principal capacity in which he served:

                           Summary Compensation Table
                               Annual Compensation

                           -----------------------------------------------------
                                                                     Securities
                                                                     Underlying
                                                                       Options/
Name and                                                Other Annual   Warrants
Principal Position          Year      Salary    Bonus   Compensation SAR's(#)(1)
------------------          ----      ------    -----   ------------ ----------

S. Robert Davis, .........   1999   $185,000(2)   $  0   $    0          0
Chairman and President ...   1998   $185,000(2)   $  0   $    0          0
                             1997   $192,115      $  0   $    0        9,663


(1) Stock options previously granted to the Named Executive Officer, by their terms, automatically adjust to reflect certain changes in the outstanding Common Shares of the Company, including stock dividends.

(2) Mr. Davis was paid $54,423 in salary through May 7, 1998, after which he elected to defer and accrue his salary. In June 1999, Mr. Davis elected to continue to defer and accrue his annual salary of $185,000 per year. Mr. Davis' accrued salary earns interest at 7 percent.

No Executive Officers have employment agreements with the Company.

Option/Warrant Grants in Last Fiscal Year to Named Executive Officer

        None.

Aggregated Options Exercised in 1999 and Fiscal Year-End Option/Warrant Values

        The following table provides certain information with respect to options exercised in fiscal 1999 by the Named Executive Officer and the value of such officers unexercised options/warrants at December 31, 1999.

                                                          Value of Unexercised
                                                              In-the-Money
         Shares              Number of Unexercised          Options/Warrants
      Acquired on  Value  Options/Warrants at Year End(#)    at Year End($)
Name    Exercise Realized($) Exercisable Unexercisable Exercisable Unexercisable
----    -------- ----------- ----------- ------------- ----------- -------------

S. Robert
Davis (1)   None      N/A       0            0             $0           $0

(1) S. Robert Davis held no options or warrants at December 31, 1999.

Compensation of Directors

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

        The Committee utilizes the same policies and considerations enumerated above with respect to compensation decisions regarding the Chairman of the Board and President, S. Robert Davis. Mr. Davis' 1999 base salary was determined primarily by reference to historical compensation, scope of responsibility, and the Company's desire to retain his services. The Committee believes its compensation policies with respect to its executive officers promote the interests of the Company and its stockholders through current motivation of the executive officers coupled with an emphasis on the Company's long-term success.

                        Executive Compensation Committee
                               Juan F. Sotos, M.D.
                                Robert J. Tierney

Performance Graph

         The following graph compares the yearly change in the Company's total return (which reflect the restatement of results due to discontinued operations) to its Stockholders as compared to total return of the Center for Research in Securities Prices Total Return Index for the NASDAQ Stock Market (U.S.) and the Standard and Poors Specialty Retail for the five-year period from December 31, 1994 to December 31, 1999. Total stockholder return for the Company, as well as for the Indexes, was determined by adding (a) the cumulative amount of dividends for a given year (assuming dividend reinvestment), and (b) the difference between the share price at the beginning and at the end of the year, the sum of which is then divided by the share price at the beginning of the year.


             Nasdaq             S&P
            Composite     Specialty Retail     MESH
            ---------     ----------------     ----

Dec-94          100             100             100
Dec-95          139.9            75.4            36.1
Dec-96          171.7           106              72.2
Dec-97          210.2           106.4            33.3
Dec-98          291.6            82.6            44.4
Dec-99          536.9            59               1.7



ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, to the best of the Company's knowledge, certain information as of March 9, 2000, with respect to the beneficial ownership of shares of the Company's common stock by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, by each director, and by the Named Executive Officer serving as of December 31, 1999, and by all directors and executive officers of the Company as a group. All information in the following table has been adjusted to reflect the one-for-twenty reverse stock split.

                                               Amount and Nature       Percent
Name and Address                         of Beneficial Ownership (1) of Class(2)
----------------                       ---------------------------  -----------

S. Robert Davis ............................       139,579(3)          42.53%
6360 Rings Road
Amlin, OH 43002

Charles R. Davis ...........................        25,610              7.80%
CASCO International, Inc. ........................
13900 Conlan Circle, Suite 150
Charlotte, NC 28277

Randall J. Asmo ............................         9,258              2.82%
6360 Rings Road
Amlin, OH 43002

Juan F. Sotos, M.D .........................         2,890              0.88%
700 Children's Drive, Room ED 421
Columbus, OH 43205

Robert J. Tierney ..........................           138              0.04%
Ohio State University
1945 N. High Street
#253 Arps Hall
Columbus, OH 43210


All executive officers and directors
 as a group (5 persons) ....................       151,865(4)          46.27%


(1)  Represents sole voting and investment power unless otherwise indicated.

(2)  Based on 328,200 shares of common stock outstanding as of March 15, 2000.

(3) Includes 1,255 shares owned by Mr. Davis' wife as to which Mr. Davis disclaims beneficial ownership.

(4) The number of shares of common stock beneficially owned by all executive officers and directors as a group and 1,255 shares of common stock owned by Mrs. S. Robert Davis as to which Mr. Davis disclaims any beneficial ownership.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In the Third and Fourth Quarters of 1996, S. Robert Davis, Randall J. Asmo, and Charles R. Davis exercised stock options by granting stockholders notes. These notes are full recourse promissory notes bearing interest at 7 percent and were due in September 1999. These notes have been extended for an additional three years.

         In July 1997, the Company entered into 12 percent subordinated convertible Notes for $850,000, of which S. Robert Davis, Chairman of Media Source, Inc., provided $500,000 of the total. After one year from the debt's issue date, up to 85 percent of the face value of the debt is convertible at $37.50 per share, as adjusted for the one for twenty reverse stock split, into common stock of Media Source, Inc. The Company retired $350,000 of the Notes in January 2000. The Note with S. Robert Davis remains outstanding, but is due on August 1, 2000

             In 1998, S. Robert Davis personally guaranteed to The Huntington National Bank, a $200,000 subordinated note payable for Media Source, Inc.

        In June 1999, S. Robert Davis informed the Company of his intention to defer his compensation for an additional 24 months. S. Robert Davis' 1999 deferred compensation was $185,000. At December 31, 1999, S. Robert Davis' total deferred compensation was $308,333. Mr. Davis' deferred compensation earns interest at 7 percent. Interest on deferred compensation at December 31, 1999 was $21,583.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements:

          See Index to Consolidated Financial Statements and Financial Statement Schedule following "Signatures."

     2.   Exhibits:

         See the Exhibit Index.

(b) Reports on Form 8-K filed by Media Source, Inc. during the quarter ending December 31, 1999.

         The Company  filed a report on Form 8-K dated  December 3, 1999,  under item 5. The Company announced that it rescinded an option granted to the Company Chairman, S. Robert Davis, to purchase shares of Preferred Stock in exchange for extending the due date of his $500,000 subordinated note due August 2000.

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

                                                         Media Source, Inc.
                                                          (Registrant)


Dated:  March 29, 1999                    By:/s/S. Robert Davis
                                               Chairman of the Board, President,
                                                and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Media Source, Inc. and in the capacities and on the date indicated.

Dated:   March 29, 1999                   By:/s/S. Robert Davis
                                               Chairman of the Board, President,
                                               and Director
                                              (Principal executive officer)

Dated:   March 29, 1999                   By:/s/Donald R. Hollenack
                                                Chief Financial Officer
                                                (Principal financial and
                                                 accounting officer)

Dated:  March 29, 1999                    By:/s/Randall J. Asmo
                                                Director

Dated:  March 29, 1999                    By:/s/Juan F. Sotos, M.D.
                                                Director

Dated:  March 29, 1999                    By:/s/Robert J. Tierney
                                                Director

                       MEDIA SOURCE, INC. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                   Page

Independent Auditors' Reports                                       20

Consolidated statements of operations                               21

Consolidated statements of comprehensive loss                       22

Consolidated balance sheets                                         23, 24

Consolidated statements of cash flows                               25

Consolidated statements of stockholders' equity                     26

Notes to the consolidated financial statements                      27 - 39

Schedule II--Valuation and qualifying accounts                      40



         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Media Source, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Media Source, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive loss, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1999. Our audits also include the information in the consolidated financial statement schedule for the years ended December 31, 1999, 1998 and 1997, listed in the index at Item 14(d). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule for the years ended December 31, 1999, 1998 and 1997, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                   /s/ Hausser + Taylor, LLP


Columbus, Ohio
February 11, 2000



                       MEDIA SOURCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Years ended December 31

                                          1999          1998            1997
                                          ----          ----            ----

Revenues ..........................   $ 3,297,322    $ 2,646,160    $ 3,390,539
Costs of goods sold ...............     1,625,445      1,163,210      1,487,026
                                      -----------    -----------    -----------
Gross profit .......... ...........     1,671,877      1,482,950      1,903,513
Operating expenses:
     Selling, general
       and administrative ...           1,825,155      1,989,422      2,345,278
     Depreciation and amortization        149,441        167,369        148,342
                                      -----------    -----------    -----------
     Loss from operations .........      (302,719)      (673,841)      (590,107)
Other income (expense):
     Interest, net ....................  (180,013)      (309,078)       208,671
     Valuation adjustment -
       note receivable                       --             --       (1,500,000)
     Gain on settlement of lawsuit .      ...--...       450,000           --
     Other ............................    39,537           --             --
                                      -----------    -----------    -----------
Loss from continuing operations
  before income taxes.....               (443,195)      (532,919)    (1,881,436)
Provision for income taxes                   --             --             --
Gain(loss) from discontinued operations     4,024     (2,866,344)    (3,499,866)

Loss on disposal ........................... --         (577,230)          --
                                      -----------    -----------    -----------

NET LOSS                                $(439,171)   $(3,976,493)   $(5,381,302)
                                      ===========    ===========    ============
Earnings per common share*:
     Loss from continuing operations .. $   (1.35)   $     (1.63)   $     (5.97)
     Gain(loss) from discontinued
       operations                       $    0.01    $    (10.49)   $    (11.10)
     Net loss ..........................$   (1.34)   $    (12.12)   $    (17.07)
                                      ===========    ===========    ============
Weighted average number of common
shares outstanding ................       328,200        328,200        315,300
                                      ===========    ===========    ============

*All per share data has been adjusted to reflect the one-for-twenty reverse stock split.

                           The accompanying notes are
                             an integral part of the
                             consolidated financial
                                   statements.

                       MEDIA SOURCE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                Years ended December 31

                                          1999         1998             1997
                                          ----         ----             ----

NET LOSS ..........................   $  (439,171)   $(3,976,493)   $(5,381,302)

Unrealized loss on securities available for
  sale (net of tax of $4,600, reduced by
  valuation allowance of $4,600)          (12,900)         --           --
                                       ----------    -----------    -----------
COMPREHENSIVE NET LOSS ............   $  (452,071)   $(3,976,493)   $(5,381,302)
                                       ===========    ===========    ===========


                           The accompanying notes are
                      an integral part of the consolidated
                              financial statements.

                       MEDIA SOURCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                December 31

                                   ASSETS                  1999          1998
                                                           ----          ----

Current Assets:
   Cash and cash equivalents ........................   $  804,605   $  998,432
   Trading securities, at market ....................      355,907         --
   Accounts receivable, net of allowance for doubtful
    accounts of $94,000 and $94,000, respectively          863,117      867,333
   Inventory ........................................    1,003,695    1,271,336
   Prepaid expenses .................................      206,214      167,485
                                                         ----------   ---------

            Total current assets .....................   3,233,538    3,304,586
                                                         ----------   ---------


Equipment, net of accumulated depreciation of $155,406
  and $536,888, respectively                                94,264      119,754

Other assets:
   Assets held for disposal (net) ...................    1,189,189    1,253,335
   Cost in excess of net assets acquired, net of
     accumulated amortization of $1,055,000 and
     $1,007,000, respectively                            1,666,902    1,715,109
   Securities available for sale, at market .........       73,900
   Other  ...........................................       10,042       86,860
                                                         ----------   ---------
                                                         2,940,033    3,055,304
                                                         ----------   ---------

TOTAL ASSETS ........................................   $6,267,835   $6,479,644
                                                         ==========   =========



                             The accompanying notes
                    are an integral part of the consolidated
                              financial statements.



                       MEDIA SOURCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                        December 31

        LIABILITIES AND STOCKHOLDERS' EQUITY       1999                 1998
                                                   ----                 ----

Current Liabilities:
  Accounts payable                                $220,690             $678,108
  Accrued liabilities                               97,294              202,937
  Accrued salary and interest - officer            329,917              130,577
  Accrued tax liabilities                        1,006,032              506,745
  Deferred revenue                               1,794,385            1,568,892
  Current portion of long-term debt obligations    963,896              109,780
                                                   -------              -------

     Total current liabilities                   4,412,214            3,197,039
                                                   -------            ---------

Long-term debt                                   1,082,001            2,056,914
                                                   -------            ---------

     Total                                       5,494,215            5,253,953
                                                   -------            ---------

Commitments and contingencies (Note 10)

Stockholders' Equity

  Preferred shares: $.01 par value; authorized 300,000
     shares; none issued and outstanding
  Common shares: $.01 par value; authorized 500,000
     shares; issued 343,137 shares                    3,431              68,627
  Capital in excess of stated value              21,974,029          21,908,833
  Notes receivable from stock sales                (902,373)           (902,373)
  Unrealized losses on securities available for sale(12,900)               --
  Accumulated deficit                           (20,047,444)        (19,608,273)
                                                ------------        ------------
                                                  1,014,743           1,466,814
  Less 14,936 shares of common stock
    in treasury, at cost                           (241,123)           (241,123)
                                                ------------        ------------
     Total stockholders' equity                     773,620           1,225,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $6,267,835          $6,479,644
                                                ===========          ==========


                           The accompanying notes are
                             an integral part of the
                             consolidated financial
                                   statements.


                       MEDIA SOURCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Years ended December 31

                                       1999            1998           1997
                                       ----            ----           ----

Cash Flow used in Operations:
  Loss from continuing operations   $  (443,195)   $  (532,919)   $ (1,881,436)
                                    ------------    ------------    ------------
  Reconciliation to net cash flow used in continuing
    Depreciation and amortization .     149,441        167,369         148,342
    Valuation adjustment -
      note receivable ....................--...          --          1,500,000
    Loss on sale of distribution channel .--...        577,230            --
    Gain on sale of fixed assets ..      (3,000)         --               --
    Changes in working capital items of continuing
      Accounts receivable ............ (230,456)         9,415         227,636
      Inventory ................        267,646        318,958        (239,024)
      Prepaid expenses and other assets (56,542)       (51,491)        143,851
      Accounts payable and accrued
        liabilities ............        201,414        385,322         793,320
      Deferred revenue .........        225,493        303,526         149,363
                                    ------------    ------------    -----------
  Net cash provided by (used in)
     continuing operations .....        110,801      1,177,410         842,052
                                   ------------    ------------    ------------
  Net cash provided by (used in)
     discontinued operations ...         30,329     (3,443,574)     (3,499,866)
                                   ------------    ------------    ------------
  Net cash provided by (used in)
     operations ................        141,130     (2,266,164)     (2,657,814)
                                   ------------    ------------    -----------

Cash Flow provided by (used In) Investing Activities: ...........

    Payments for purchases of
       property and equipment ......... (11,253)       (34,658)       (265,209)
       securities ..............       (355,907)          --             --
    Proceeds from sale of property
       and equipment ............         3,000        103,936           --
    Proceeds from disposition of
       distribution channel ...............-- .     10,500,000           --
                                    ------------    ------------    -----------


  Net cash flow provided by
     (used in) investing activities    (364,160)    10,569,278        (265,209)
                                     ------------    ------------    -----------

Cash Flow provided by (used In) Financing Activities: ................

    Proceeds from issuance of stock .......--            --            597,217
    Proceeds from debt and lease
      obligations .........................--       19,695,895      25,922,362
    Proceeds from CASCO note ..............--..      3,500,000          --
    Proceeds from subordinated debt issued --            --....        980,000
    Proceeds from settlement of note
      receivable ...............        150,000          --             --
    Payments on debt and lease
      obligations ..............       (120,797)   (30,912,637)    (24,482,407)
                                    ------------    ------------    ------------
  Net cash flow provided by (used in)
     financing activities ...........    29,203     (7,716,742)      3,017,172
                                    ------------    ------------    ------------

Increase (decrease) in cash ......     (193,827)       586,372          94,149

Cash, beginning of year.........        998,432        412,060         317,911
                                    ------------    ------------    -----------
Cash, end of year ................. $   804,605     $  998,432      $  412,060
                                    ===========     ==========      ===========


                           The accompanying notes are
                             an integral part of the
                             consolidated financial
                                   statements.




                       MEDIA SOURCE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the years ended December 31, 1999, 1998 and 1997


                                                                      Notes
                                                    Capital In      Receivable
                                        Common       Excess of         From
                           Shares*       Stock       Par Value      Stock Sales


Balance
December 31, 1996 ...       324,864    $    64,973   $23,951,788   $  (903,123)

Year ended December 31, 1997:
Spin-off of CASCO
 INTERNATIONAL, INC.                                  (2,635,768)
Proceeds from in-kind inventory
 purchases, services,
 and private                 18,273          3,654       592,813           750
Net loss    .........       _______        _______   ___________    __________
Balance December 31, 1997   343,137         68,627    21,908,833      (902,373)

Year ended December 31, 1998:

Net loss ................   _______        _______   ___________    __________
Balance December 31, 1998   343,137         68,627    21,908,833      (902,373)

Year ended December 31, 1999
One-for-twenty reverse stock split..       (65,196)       65,196
Unrealized loss on investments
 available for sale
Net loss ............       _______        _______   ___________    __________
Balance December 31, 1999   343,137    $     3,431   $21,974,029   $  (902,373)


*Adjusted for one-for-twenty reverse stock split



                     The accompanying notes are an integral
                  part of the consolidated financial statements


                       MEDIA SOURCE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the years ended December 31, 1999, 1998 and 1997


                    Unrealized
                      Loss on       Accumulated        Treasury
                     Securities       Deficit           Stock         Total

Balance
 December 31, 1996 .  $    --      $ (9,996,866)   $   (241,123)   $ 12,875,649

Year ended December 31, 1997:
Spin-off of CASCO
 INTERNATIONAL, INC.                   (253,612)                     (2,889,380)
Proceeds from in-kind inventory
 purchases, services, and private
 placements                                                             597,217
Net loss ............                (5,381,302)                     (5,381,302)
                      ----------     -----------   --------------    ----------
Balance
 December 31, 1997 ...     --       (15,631,780)       (241,123)      5,202,184

Year ended December 31, 1998

Net loss ............                 3,976,493)                     (3,976,493)
                      ----------    ------------   --------------    ----------
Balance December 31, 1998  --       (19,608,273)       (241,123)      1,225,691

Year ended December 31, 1999
One-for-twenty reverse stock split
Unrealized loss on investments
 available for sale     (12,900)                                        (12,900)
Net loss ..........                    (439,171)                       (439,171)
                      ----------    ------------   --------------     ---------
Balance
 December 31, 1999.   $ (12,900)   $(20,047,444)   $   (241,123)   $    773,620
                      ==========   ============    ============    ============

*Adjusted for one-for-twenty reverse stock split



                     The accompanying notes are an integral
                  part of the consolidated financial statements

                       MEDIA SOURCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of Media Source, Inc ("the Company") and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company's children's literature subscription service is operated through its MT Library Services, Inc., d.b.a., Junior Library Guild ("JLG"). The Company's discontinued children's literature business segment was operated principally through Pages Book Fairs, Inc. and related entities ("PBF").

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

Revenue Recognition

         Revenues from the sale of children's literature subscriptions are recognized upon shipment of the related merchandise.

Investments

         The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that debt and equity securities be classified as one of the following three categories: trading, available-for-sale, or held-to-maturity. At December 31, 1999, the company has investments in securities that are trading and available-for-sale. Trading securities are reported at fair value and unrealized gains and losses are included in income. The Company's investments that are classified as available-for-sale are reported at fair value and any unrealized gains or losses are reported as comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income".

         At December 31, 1999, unrealized losses of $29,715 were recognized on common stock investments classified as trading securities with a fair market value of $355,907 and cost of $385,622.

         At December 31, 1999, unrealized losses of $12,900 were recognized on common stock investments classified as available-for-sale securities with a fair market value of $73,900 and cost of $86,800.

Accounts Receivable

         The Company mainly sells its products to public and private school libraries and public libraries across the United States. The accounts receivables are well diversified and are expected to be repaid in the normal course of business.

Inventory

         Inventory consists of finished goods which are comprised of books. Inventory is valued at the lower of cost or market using the first-in, first-out
(FIFO) method.

Prepaid Expenses

         Prepaid expenses at December 31, 1999 and 1998 include approximately $167,000 of prepaid selling costs for the sales of book subscriptions. Such costs are directly attributable to the selling of subscriptions and are expensed in the year the related sales occur.

Buildings  and Equipment

         Buildings and equipment are recorded at cost and depreciated over their estimated useful life on the straight-line method. Estimated useful lives range from three to thirty-one years. Major repairs and improvements are capitalized; minor repairs are expensed as incurred. Depreciation expense for the years ended December 31, 1999, 1998, and 1997, totaled approximately $101,000, $264,000, and
$447,000, respectively.

         Assets held for disposition at December 31, 1999 with a net book value of $1.2 million were sold on January 25, 2000 for $1.6 million. These assets consist of a warehouse, office facility and real estate in Worthington, Ohio. JLG will continue to use these assets through an operating lease that expires September 2000. Accumulated depreciation for this property was approximately $865,000 and $801,000 at December 31, 1999 and 1998, respectively.

Cost In Excess of Net Assets Acquired and Other Assets

         The majority of cost in excess of net assets acquired is amortized on a straight-line basis over 40 years. Management periodically evaluates its accounting for cost in excess of net assets acquired by considering such factors as historical performance, current operating results, and future operating income. At each balance sheet date, the Company evaluates the reasonableness of goodwill based upon expectations of nondiscounted cash flows from operations and eventual disposition for each subsidiary having a material goodwill balance. At June 1998, goodwill of approximately $2.6 million relating to the discontinued book fair segment was written off. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 1999. Based on this periodic review, management believes that the carrying value of cost in excess of net assets acquired is reasonable and the amortization period is appropriate. Amortization expense on cost in excess of net assets acquired for the years ended December 31, 1999, 1998, and 1997 totaled approximately $48,000, $108,000, and $254,000, respectively.

         Other assets in 1999 include deferred loan costs, long-term investment and deposits compared to other assets in 1998 and 1997 which included payments for covenants not to compete, cash surrender value of life insurance and deferred loan costs. The covenants not to compete and deferred loan costs are amortized using the straight-line method over the terms of the related contracts. Amortization expense totaled approximately $345, $6,500, and $61,000, for the years ended December 31, 1999, 1998, and 1997, respectively.

Long-Lived Assets

         The Company utilizes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statement establishes accounting standards for the impairment of long-lived assets, including assets held for disposition, certain identifiable intangibles, and goodwill related to those assets. There was no material effect on the financial statements from the adoption because the Company's prior impairment recognition practice was consistent with the major provisions of the Statement. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value.

         Management has reviewed long-lived assets, assets held for disposal and intangible assets including goodwill and determined that impairment adjustments were not deemed to be necessary at December 31, 1999, 1998 or 1997.

Deferred Revenue

         Deferred revenue represents customer prepayments for goods and services that the Company will deliver in the future. Upon delivery of such goods and services, deferred revenues are recognized as revenues.

Statement of Cash Flows

         For purposes of the statement of cash flows, the Company considers all short-term instruments purchased with a maturity of three months or less to be cash equivalents.

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

Stock-Based Compensation

         The Company has stock option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. As of December 31, 1999, all options for executives, key employees and directors have been cancelled. Therefore, SFAS No. 123 would have no impact to the financial statements of the Company.

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

Fair Value of Financial Instruments

         SFAS  No.  107,   "Disclosure   about  the  Fair  Value  of   Financial
Instruments," requires disclosure of fair value information about financial instruments. The fair value of cash and long-term debt approximate the carrying amounts as of December 31, 1999 and 1998. The fair value of the Company's long-term debt was estimated based on current rates for debt with similar remaining maturities.

         See Investments section above for disclosure of investments.

2.  STOCK OPTIONS, WARRANTS AND STOCK APPRECIATION RIGHTS

         At December 31, 1999, there were no shares of the Company reserved for issuance under the incentive stock option plan, 6,500 shares were reserved under non-statutory stock options, and 11,999 shares were reserved under outstanding warrants. Information for the stock options and warrants is summarized as follows:

                                          Years ended December 31
                                ----------------------------------------------
                                     1999            1998         1997
                                     ----            ----         ----

Incentive Stock Option Plan

Outstanding, beginning of year ..    12,033          25,950     18,037
  Adjusted shares due to
    spin-off of
    CASCO INTERNATIONAL, INC.             0               0      2,844
  Granted       .................         0               0     11,399
  Canceled .....................    (12,033)        (13,917)    (6,330)
  Exercised .....................         0               0          0
                                   --------          ------    -------

Outstanding, end of year .................0          12,033     25,950
                                   ========         =======     =======

Exercise price range of options
       outstanding .....                    $27.60 to $46.40   $27.60 to $188.00

Exercise price range of options
   exercised during the year ....      --               --         --

Non-Statutory Stock Options

Outstanding, beginning of year ..    7,656          11,675      7,907
  Adjusted shares due to spin-off of
    CASCO INTERNATIONAL, INC.            0               0      1,247
  Granted .............................  0          10,000      6,500
  Canceled .....................    (1,156)        (14,019)    (3,979)
  Exercised ....................         0               0          0
                                    ------         -------      ------
Outstanding, end of year .......     6,500           7,656      11,675
                                    ======         =======      ======
Exercise price range
  of options
  outstanding ..          $35.00 to $50.00 $35.00 to $50.00  $35.00 to $124.40

Exercise price range of options
   exercised during the year ....      --              --         --

Warrants

Outstanding, beginning of year     14,499           10,289         250
  Adjusted shares due to spin-off of
    CASCO INTERNATIONAL, INC.           0                0          39
  Granted ............................. 0           23,785      10,000
  Canceled ...................     (2,500)         (19,575)          0
  Exercised                             0                0           0
                                   ------          -------      ------
Outstanding, end of year ......... 11,999           14,499      10,289
                                   ======           ======      ======

Exercise price range of
   warrants outstanding .$23.75 to $45.00 $23.75 to $45.00  $34.60 to $40.00

Exercise price range of
   warrants exercised during
   the year .                        --               --         --

         During 1999, the Company cancelled all of the Incentive Stock Options which were granted from the Company's 1993 Incentive Stock Option Plan.

         The non-statutory options are priced at the fair market value on the date of grant. All of the non-statutory options outstanding at December 31, 1999, are exercisable and expire February 8, 2000.

         Warrants to purchase 11,999 shares of Media Source, Inc. common stock were issued in connection with the Company's ability to raise additional capital. The warrants are priced at either the market value of the common stock at date of the agreement to issue the warrants, or 1/8 above the market value of the common stock at date of issuance of the warrant. All of the warrants are exercisable and expire various dates through January, 2003.

         A summary of options and warrants outstanding at December 31, 1999, is as follows:

                                                                Company
   Date Granted or          Shares       Shares    Exercise    Proceeds
       Issued              Reserved    Exercisable  Price    Upon Exercise
      --------             --------    -----------  -----    -------------

Non-Statutory Stock Options:
August 8, 1997 ............      3,250      3,250   $35.00      $113,750
August 8, 1997 ............      3,250      3,250    50.00       162,500
                           -----------   --------               ---------

                                 6,500      6,500                276,250
                           -----------   --------               ---------
Warrants:
August 14, 1996 ..... .....        289        289    34.60         9,999
August 27, 1997 ...........      5,000      5,000    40.00       200,000
December 24, 1997 .........      2,500      2,500    37.50        93,750
January 23, 1998 ..........      4,210      4,210    23.75        99,988
                           -----------   --------               ---------

                                11,999     11,999                403,737
                           -----------   --------               ---------
Total Options and
   Warrants ...............     18,499     18,499              $ 679,987
                           ===========   ========               =========



3.  NOTES RECEIVABLE FROM STOCK SALES

           In the Third and Fourth Quarters of 1996, certain officers and employees exercised stock options for notes. These notes are full recourse promissory notes bearing interest at 7 percent. The principal sum was due in September 1999. The interest is payable only in the event and only to the extent that the fair market value of the shares of common stock at the close of business in September 1999 exceeds the exercise price. At the close of business in September 1999, the fair market value of the shares of common stock was less than the exercise price. Therefore, no provision has been made in the 1999, 1998 or 1997 financial statements for such interest. The notes have been extended until August 15, 2000 except for the previously mention notes for S. Robert Davis, Randall J. Asmo and Charles R. Davis, which have been extended for an additional three years.

4.  DEBT OBLIGATIONS

           Debt obligations consisted of the following:

                                             1999                 1998
                                             ----                 ----
Subordinated  note  payable  with
interest  payable  quarterly  at 8.5
percent, due July 31, 2001 - personally
guaranteed by S. Robert Davis,            $ 200,000             $ 200,000
Chairman of Media Source, Inc.

Mortgage  payable with interest at prime
plus 1 1/4 percent;  principal and
interest payable in monthly installments
of $11,280, maturing on March 1, 2007,
collateralized by office and warehouse
facility                                    399,501               499,911

Second   mortgage  note  payable  with
interest  at  12.825   percent; principal
and interest payable in monthly installments
of $5,313, maturing on November 1, 2008,
collateralized by office and warehouse
facility                                    346,396               366,783

Subordinated  notes  payable  with  interest
payable  quarterly  at 12 percent, due
August 1, 2000, 85 percent of face value of notes
convertible into common stock after one year from
purchase at conversion prices of $37.50-$55.00.
$500,000 of notes payable are to S. Robert Davis,
Chairman of Media Source, Inc.              850,000               850,000


Subordinated  note  payable  with  interest  payable
quarterly  at  10 percent, due in 2005      250,000               250,000
                                           --------              --------

Total debt obligations                    2,045,897             2,166,694
Less short-term obligations                 963,896               109,780
                                         ----------            ----------
Total long-term obligations            $  1,082,001          $  2,056,914
                                        ===========           ===========


The prime interest rate at December 31, 1999 and 1998 was 8.50% and 7.75%, respectively.

Future maturities on debt as of December 31, 1999 and during the next five years and thereafter are as follows:

                  2000                       $   963,896
                  2001                           335,045
                  2002                           149,797
                  2003                           112,023
                  2004                            37,268
                  Thereafter                     447,868
                                            -------------
                                              $2,045,897

         On January 25, 2000, assets held for disposal at December 31, 1999 were sold for $1.6 million. The proceeds from the sale were used to pay off future mortgage obligations of approximately $746,000.

         On January 28, 2000 and February 1, 2000, the Company retired a total of $350,000 subordinated notes payable that were due August 1, 2000.

         On March 8, 2000, the Company retired a $250,000 subordinated note that was due December 31, 2005.

5.  LEASE OBLIGATIONS

         Operating leases are principally for office and warehouse facilities and vehicles. Rent expense under operating leases amounted to $49,954, $450,000, and $790,000 for the years ending December 31, 1999, 1998, and 1997, respectively. Future minimum lease payments under leases are as follows:

                          Year Ended

                         December 31,                      Operating
                         ------------                      ---------
                              2000                       $     179,107
                              2001                              25,237
                              2002                               7,785
                              2003                                  --
                              2004                                  --
                              Thereafter                            --
                                                          -------------
                                                         $     212,129

6.  INCOME TAXES

         The Company utilizes SFAS No. 109 "Accounting for Income Taxes." Under SFAS 109, the liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under SFAS No. 109, if on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Based on available evidence, a valuation allowance has been established for an amount of the asset that more likely than not, will not be realized.

         Temporary differences between income for financial reporting purposes and tax reporting purposes relate primarily to accounting methods for doubtful accounts, inventory costs, accrued and prepaid expenses and reserves, and depreciation and amortization expense.

For the years ended 1999, 1998, and 1997 there was no provision (benefit) for income taxes.

A reconciliation of income taxes based upon the application of the federal statutory tax rate is as follows:

                                     December 31,   December 31,   December 31,
                                        1999            1998           1997
                                        ----            ----           ----

Provision (benefit)
   for taxes at statutory rate         $ (153,000)  $(1,148,800)    $(1,910,300)
Goodwill amortization                       --          (13,000)         67,000
Establishment of  valuation allowance     153,000     1,434,800       1,964,300
Stock options exercised and
   stock appreciation rights                --             --          (153,500)
Other                                       --         (273,000)         32,500
                                        ---------    -----------     ----------
Total provision (benefit) for
   income taxes                        $    --      $      --       $      --
                                      ===========   ============    ===========



The components of net deferred tax assets as of December 31, 1999 and 1998 are as follows:

                                               December 31,          December 31,
                                                 1999                   1998
                                                 -----                  ----

Assets

   Provision for doubtful accounts               $ 34,000              $ 57,000
   Inventory costs capitalized for
     tax purposes                                  37,000                31,000
   Inventory Reserve                              174,000                85,000
   Accruals and reserves to be expensed
     as paid for tax purposes                     347,000               179,000
   Other                                            7,800                27,000
   Unrealized loss on trading securities           11,000                    --
   Unrealized loss on available for sale
     securities                                     4,600                    --
   Net operating loss carryforwards             6,222,000             8,917,000
   Investment tax credit carryforwards               --                 122,000
                                                ---------             ----------
                                                6,837,400             9,418,000
   Less valuation allowance                    (6,742,400)           (9,213,000)
                                               ----------             ----------
   Deferred tax asset, net of
     valuation allowance                           95,000               205,000
                                               ----------             ----------

Liabilities:
    Costs deducted as paid for
      tax purposes                                (59,000)              (59,000)
    Excess of tax over financial
      accounting depreciation and
      amortization                                (36,000)             (146,000)
                                               ----------             ----------
                                                  (95,000)             (205,000)
                                               ----------             ----------
Net deferred tax asset                        $     --                $   --
                                               ==========             ==========


         At December 31, 1999, operating loss carryforwards of approximately $17.5 million are available to offset future taxable income and will expire during the years 2000 through 2011.

7.   CHILDREN'S LITERATURE ACQUISITIONS AND DISPOSALS

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

8.  DISCONTINUED OPERATIONS

         Operating results for PBF are included in the discontinued operations line of the financial statements. Revenues for PBF were $188,000 for 1999, $11.7 million for 1998, and $24.4 million for 1997. Net income (losses) were $4,000 for 1999, ($3.3) million for 1998 and ($3.6) million for 1997. Included in the 1998 net loss was a loss on the sale of PBF of $577,000.

         The components of net assets for the PBF discontinued operations included in the consolidated balance sheets at December 31, 1999 and 1998 is as follows:

                                              December 31,         December 31,
                                                 1999                 1998
                                                 ----                 ----

  Cash                                           $ 22,283             $ 62,236
  Accounts receivable, net                            --               234,671
  Other assets                                      1,765                9,246
  Accounts payable                                    --              (383,814)
  Accrued liabilities                            (928,142)            (610,116)
  Long-term debt obligations                     (450,000)            (450,000)


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

9.   SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION

         Cash paid for interest during the years ended December 31, 1999, 1998, and 1997, aggregated approximately $215,000, $757,000, and $1,275,000 and cash paid for income taxes was approximately $357, $341,000, and $1,190,00, respectively.

         During the years ended December 31, 1999, 1998 and 1997, the Company acquired approximately $0, $0 and $82,000 respectively, in equipment through capital financing leases.

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

10.  COMMITMENTS AND CONTINGENCIES

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

        On December 27, 1996, the Company filed an action in U.S. District Court for the Northern District of Ohio against Arthur Andersen & Co. LLP seeking in excess of $16 million in damages. The complaint was a result of the final outcome of the IRS assessment and representations made by Arthur Andersen & Co. during Media Source, Inc.'s purchase of School Book Fairs, Inc. at May 19, 1992. On September 16, 1998, the Company settled its litigation for $450,000 and incurred attorney's fees and expenses of $160,000. Additionally, the Company was subject to litigation by expert witnesses used in its suit against its former auditors. On February 10, 2000, the Company settled the case at mediation for $61,000.

Illinois Department of Revenue Sales Tax Assessment

         Additionally, the Company is the subject of a state sales tax audit and litigation for one of its subsidiaries. Management believes the outcome of this audit and legal proceedings may result in an unfavorable judgment and has reserved approximately $650,000 as of December 31, 1999.

11.  RETIREMENT PLAN

In 1991, the Company established under Pages Book Fairs, Inc, its wholly-owned subsidiary, a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code, covering all eligible employees. The Company's contributions into the Plan were discretionary. However, due to a discontinuance of the Company's book fair business, operated by Pages Book Fairs, Inc, the Plan was terminated in October 1998. There were no Company contributions in 1998 and 1997.

In October 1999, the Company established a new defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan will be in effect January 2000 and will cover all eligible employees. Employees become eligible upon reaching age 21 and completing a year of service. The Company does not contribute into the Plan.

12.  BUSINESS CONTINUATION

         As shown in the consolidated financial statements, the Company incurred a loss of approximately $439,000 in 1999 compared to a loss of approximately $4.0 million in 1998. Of these losses, approximately $443,000 and $533,000 were attributable to continuing operations of the Company for 1999 and 1998, respectively. In addition, accounts payable decreased to $221,000 in 1999 compared to $678,000 in 1998. Working capital was negative $1.2 million in 1999 compared to $108,000 in 1998. The negative working capital in 1999 resulted from the reclassification of $850,000 in long-term debt to short term and an increase in year end accruals. Also, included in the 1999 negative working capital is approximately $926,000 in tax liabilities that relate to discontinued operations of PBF that the Company is currently seeking professional advice as to what legal manner it should pursue in order to resolve or discharge these liabilities.

         Management has previously taken measures to promote the future profitability of the Company by selling or ceasing of operations of several of the unprofitable business lines during the years 1995 and 1996 and discontinued its book fair operations when it sold the assets in June 1998. Furthermore, in 2000 the Company realized a gain on the sale of assets which were held for disposition at December 31, 1999 and also retired $600,000 in subordinated notes. The Company expanded its JLG sales force and management believes that with the increased sales staff and expanded sales territory coverage that new subscriber revenues will increase.

        Mr. Davis has informed the Company of his intention to defer his salary for an additional 24 months. Had Mr. Davis not deferred his 1999 salary, the $111,000 positive cash flow for 1999 would have been a negative $74,000 cash flow from operations.

         The Board of Directors has the right to pay Mr. Davis in stock or cash should the Company deem one more preferential than the other. However, it continues to be the Company's intention to pay the deferred salary in cash. The re-location of operations and reduction of interest should prove to be beneficial for cash flow purposes.

         Management believes the implementation of these actions will enable the Company to continue its business, survive and operate in the near term.

13.  EARNINGS PER SHARE

         The following table represents the computation of basic and diluted earnings per share. All per share data has been adjusted to reflect the one-for-twenty reverse stock split.


                                             Year Ended December 31,
                                     1999           1998              1997
                                    -----          ------            ------

Basic Earnings Per Share:
Weighted average number of
 common shares outstanding            328,200          328,200          315,300
                                  ------------   --------------   -------------
Income/(loss) from
  continuing operations .......   $  (443,195)   $    (532,919)   $  (1,881,436)
Discontinued operations . .....         4,024       (3,443,574)      (3,499,866)
Net income(loss) available
 to common stockholders           $  (439,171)   $  (3,976,493)   $  (5,381,302)

Income/(loss) per common share:
Income/(loss) from continuing
  operations .         ........   $     (1.35)   $       (1.63)   $       (5.97)
Discontinued operations ................ 0.01            10.49)           11.10)
                                  -----------    --------------   -------------
Basic earnings/(loss) per share.  $     (1.34)   $      (12.12)   $      (17.07)
                                  ============   =============    =============

Diluted Earnings Per Share:
Weighted average number of
  common shares outstanding - basic   328,200          328,200          315,300

Effect of Dilutive Securities:
Add dilutive stock options .....        --               --               --
Deduct shares that could be
  repurchased from the proceeds
  of the dilutive options               --               --               --
                                  ------------   ------------    --------------
Diluted potential common shares       328,200          328,200          315,300
                                  ============   =============   ==============

Income/(loss) per common share:
Income/(loss) from continuing
  operations ..         .......   $  (443,195)   $    (532,919)   $  (1,881,436)
Effect of dilutive securities ..        --               --               --
                                  ------------    -------------   -------------
Income/(loss) from operations available to
  stockholders                       (443,195)        (532,919)      (1,881,436)
Discontinued operations .......         4,024       (3,443,574)      (3,499,866)
Net income/(loss) available to common stockholders
  and assumed conversions         $  (439,171)   $  (3,976,493)   $  (5,381,302)
                                  ============   =============    =============
Diluted earnings/(loss) per common share:
Income/(loss) from continuing
  operations .........            $     (1.35)   $      (1.63)    $       (5.97)
Discontinued operations ....             0.01          (10.49)           (11.10)
Diluted earnings/(loss) per share $     (1.34)   $     (12.12)    $      (17.07)
                                  ============   =============    =============


         At December 31, 1999, 1998 and 1997, options and warrants were outstanding but were not included in the computation of dilutive EPS because the potential common stock would be antidilutive. See Note 2 for a summary of options and warrants issued and the exercise prices.

14.  STOCK SPLITS

         On March 9, 1999, the Company effected a one-for-twenty reverse stock split. Shareholders of record as of March 9, 1999 received one share of common stock for every twenty shares they owned. Share and per share data for all periods presented herein have been adjusted to give effect to the split.

15.  RELATED PARTY TRANSACTIONS

         In June 1999, S. Robert Davis informed the Company of his intention to defer his compensation for an additional 24 months. S. Robert Davis' 1999 deferred compensation was $185,000. At December 31, 1999, S. Robert Davis' total deferred compensation was $308,333. Mr. Davis' deferred compensation earns interest at 7 percent. Interest on deferred compensation at December 31, 1999 was $21,584. The Board of Directors has the right to pay Mr. Davis in stock or cash should the Company deem one more preferential than the other. However, it continues to be the Company's intention to pay the deferred salary in cash.




                     SCHEDULE II - VALUATION AND QUALIFYING
                     ACCOUNTS Three Years Ended December 31,
                              1998, 1997, and 1996

---------------- --------------- ----------- ----------- ---------- ------------
   COL. A             COL. B        COL. C      COL. D     COL. E      COL. F
---------------- --------------- ----------- ----------- ---------- ------------
                                   Additions   Additions
                       Balance      Charged     Charged                Balance
                    at Beginning    To Costs    To Other               at End
  Description        of Period    and Expenses  Accounts  Deductions  of Period
--------------------------------------------------------------------------------

1999:
 Allowance for
  doubtful accounts   $ 94,000                                         $ 94,000
                      ========                                         ========
 Allowance for
  valuation
  on deferred
  tax assets        $9,213,000    $153,000(b)          $2,623,600(d) $6,742,400
                    ==========    ==========           ============  ==========
 Inventory obsolescence
  reserve             $240,000    $250,000(e)                          $490,000
                    ==========    ==========                         ==========

1998:
Allowance for
  doubtful accounts   $356,000     $64,000    $20,000(c) $346,000(a)   $ 94,000
                      ========     =========  =========  =========== ==========
 Allowance for
  valuation
  on deferred
  tax assets        $6,880,200  $1,434,800(b)            $898,000(d) $9,213,000
                    ==========    ==========            ============ ==========
 Inventory obsolescence
  reserve             $      0    $240,000(e)                          $240,000
                    ==========    ==========                         ==========


1997:
 Allowance for
  doubtful accounts   $316,000    $ 51,000              $  11,000(a)   $356,000
                      ========    ==========            ============  ==========
 Allowance for
  valuation
  on deferred
  tax assets        $5,170,000    $1,964,300(b)         $(254.100)(d) $6,880,200
                    ==========    ==========            ============  ==========
 Inventory obsolescence
  reserve             $149,640                          $  149,640(e) $     0
                    ==========                          ============  ==========



(a)  Doubtful accounts written off against reserve.
(b) Change in valuation allowance relating to change in assessment as to future realizability of deferred tax asset.

(c)  Amounts charged through discontinued operations.
(d)  Amounts related to discontinued operations.
(e)  Amounts charged to cost of goods sold.

                                  EXHIBIT INDEX

                          MEDIA SOURCE, INC. FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999

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

 4(a) Warrant dated August 29, 1997, between the Company and The Huntington National Bank.

 4(c)           Warrant dated December 24, 1997, between the Company and
                John W. McKitrick.

 10(h)3         Media Source, Inc. 1993 Incentive Stock Option Plan.

10(o)4 Promissory Note from S. Robert Davis for exercise of stock options dated September 26,1996.

10(p)4 Promissory Note from Charles R. Davis for exercise of stock options dated September 26, 1996.

10(q)4 Promissory Note from employees for exercise of stock options dated December, 1996.

10(s)5 Note Purchase Agreement and 12% Convertible Subordinated Note Due 2000, No. 4 between the Company and S. Robert Davis.

10(u) Subordinated Note Payable dated September 28, 1998 between the Company and Huntington National Bank

10(v)6 Asset Purchase Agreement dated June 25, 1998 between the Company and Scholastic, Inc.

10(w) Extension and Modification to lease date June 27, 1996 for New York, New York office.

10(x) 10% Subordinated Note Due 2005, dated June 6, 1996, between the Company and Standard Printing Company.

10(z)7 Deferred Compensation Agreement dated 1/5/99, between the Company and S. Robert Davis, Company Chairman.

10(aa)7 Option to Purchase Shares of Preferred Stock dated 10/31/99, granted to S. Robert Davis, Company Chairman (Options were rescinded November 24, 1999).

10(ab)7 Exhibit A to Option to Purchase Shares of Preferred Stock dated 10/31/99.

21              Subsidiaries of Media Source, Inc.

27              Financial Data Schedule (filed only electronically).
--------------------

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

5 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File Number 0-10475, filed in Washington, D.C.

6 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File Number 0-10475, filed in Washington, D.C.

7 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File Number 0-10475, filed in Washington, D.C.

                                   EXHIBIT 21

                                 SUBSIDIARIES OF
                               MEDIA SOURCE, INC.

                              State of       Percent of Stock
Name of Subsidiary ......   Incorporation   Owned by Registrant
------------------          -------------   -------------------
PAGES BOOK FAIRS, INC ...     Florida              100%

MT LIBRARY SERVICES, INC      Florida              100%