Form 10-Q
period 2000-03-31
MEDIA SOURCE INC
filed 2000-05-15
CIK 354564

UNITED STATES
                        SECURITIES AND EXHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practical date: 328,200 common shares outstanding, each with $0.01 par value, as of March 1, 2000.

Transitional Small Business Disclosure Format (Check one): YES  X  NO      .
                                                              -----   -----

                               MEDIA SOURCE, INC.
                                   FORM 10-QSB
                                      INDEX


Part I - Financial Information

     Item 1 - Financial Statements (unaudited)

          Balance Sheets - March 31, 2000 and December 31, 1999

          Statements of Operations - Three Months ended March 31, 2000 and 1999

          Statements of Cash Flows - Three Months ended March 31, 2000 and 1999

          Notes to Financial Statements

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other information

Signatures


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               MEDIA SOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31,   December 31,
                                                           2000         1999
                                                       -----------   ----------
                                                             (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents ......................   $  997,962   $  804,605
     Trading securities, at market ..................      673,615      355,907
     Accounts receivable, net of allowance for doubtful
       accounts of $94,000 and $94,000, respectively .     522,360      863,117
     Inventory .......................................     833,313    1,003,695
     Prepaid expenses ................................     225,667      206,214
                                                        ----------   ----------

Total Current Assets ..................................  3,252,917    3,233,538



Equipment, net of accumulated depreciation
  Of $154,191 and $155,406, respectively ..............     83,792       94,264



Other Assets:
     Assets held for disposal (net) ...................       --      1,189,189
     Cost in excess of net assets acquired, net of accumulated
       amortization of $1,067,052 and $1,055,000,
       respectively                                      1,654,851    1,666,902
     Securities available for sale, at market .........     73,900       73,900
     Other ............................................     30,204       10,042
                                                        ----------   ----------

Total Other Assets ...................................   1,758,955    2,940,033

                                                        ----------   ----------

Total Assets ........................................   $5,095,664   $6,267,835
                                                        ==========   ==========
                             See accompanying notes


                               MEDIA SOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                     March 31,     December 31,
                                                       2000            1999
                                                   ------------   -------------
                                                             (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable .............................$    105,164    $    220,690
     Accrued liabilities ..........................      80,935          97,294
     Accrued salary and interest - officer ........     379,404         329,917
     Accrued tax liabilities ......................     969,916       1,006,032
     Deferred revenue .............................   1,545,400       1,794,385
     Current portion of long-term debt obligations      500,000         963,896
                                                   ------------    ------------

Total Current Liabilities .........................   3,580,819       4,412,214

Long-term debt .......................................  200,000       1,082,001

                                                   ------------    ------------
Total Liabilities ..............................      3,780,819       5,494,215

Commitments

Stockholders' Equity:
     Preferred shares: $.01 par value; 300,000 shares authorized;
       no shares issued or outstanding
     Common shares: $.01 par value; 500,000 shares
      authorized; .                            .          3,431           3,431
       343,137 issued and outstanding
     Capital in excess of stated value .........     21,974,029      21,974,029
     Notes receivable from stock sales ..... ...       (902,373)       (902,373)
     Unrealized losses on securities available for sale (12,900)        (12,900)
     Accumulated deficit ........................   (19,506,219)    (20,047,444)
     Less 14,936 shares of common stock in treasury,
       at cost ....                                    (241,123)       (241,123)

                                                   ------------    ------------
Total Stockholders' Equity .....................      1,314,845         773,620

                                                   ------------    ------------

Total Liabilities and Stockholder's Equity .....   $  5,095,664    $  6,267,835
                                                   ============    ============

                            See accompanying notes



                               MEDIA SOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three months ended March 31,
                                                        ----------------------
                                                           2000         1999
                                                        ---------    ---------
                                                             (unaudited)

Revenues ............................................   $ 957,415    $ 886,842
Costs of goods sold .................................     360,657      366,053
                                                        ---------    ---------
Gross profit ........................................     596,758      520,789

Operating expenses:
     Selling, general and administrative ............     509,781      527,900
     Depreciation and amortization ..................      28,615       36,985
                                                        ---------    ---------
Total operating expenses ............................     538,396      564,885

                                                        ---------    ---------
Income (loss) from operations .......................      58,362      (44,096)

Other income (expense)
     Interest, net ..................................     (12,884)     (45,411)
     Gain on the extinguishment of debt .............      31,787         --
     Gain on the sales of assets ....................     262,229         --
     Realized gain on investments ...................     158,783         --
     Unrealized gain on investments .................      27,673         --
                                                        ---------    ---------
Total other income (expense) ........................     467,588      (45,411)

                                                        ---------    ---------
Income (loss) from continuing operations before taxes     525,950      (89,507)

Provision for income taxes ..........................        --           --

                                                        ---------    ---------
Income (loss) from continuing operations ............     525,950      (89,507)

Gain from discontinued operations ...................      15,275       80,514
                                                        ---------    ---------

Net income (loss) ...................................   $ 541,225    $  (8,993)
                                                        =========    =========




Earnings per common share
     Income (loss) from continuing operations .......   $    1.60    $   (0.27)
     Income from discontinued operations ............         .05         0.24
                                                        ---------    ---------
     Net income (loss) ..............................   $    1.65    $   (0.03)
                                                        =========    =========

Weighted average number of common shares outstanding      328,200      328,200
                                                        =========    =========
                             See accompanying notes




                               MEDIA SOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three months ended March 31,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------    -----------
                                                              (unaudited)
Cash flow from (used) in operations:

Income (loss) from continuing operations .........   $   525,950    $   (89,507)
Reconciliation to net cash flow used in continuing operations:
     Depreciation and amortization ...............        28,615         36,985
     Gain on the sale of fixed assets ............      (262,229)          --
     Gain on the extinguishment of debt ..........       (31,787)          --
     Realized gain (loss) on investments .........      (158,783)          --
     Unrealized gain (loss) on investments .......       (27,673)          --
Changes in working capital items of continuing operations:
     Accounts receivable .........................       340,757        (81,917)
     Inventory ...................................       170,382         15,198
     Prepaid expenses and other assets ...........       (44,450)        61,711
     Accounts payable and accrued liabilities ....       (67,798)       (36,076)
     Deferred revenue ............................      (248,989)      (109,738)
                                                      -----------    -----------

Net cash provided by (used in) continuing operations     223,995       (203,344)

Net cash from (used in) discontinued operations ....     (26,889)        80,514
                                                      -----------    -----------

Net cash from (used in) operations .................     197,106       (122,830)

Cash flow from (used in) investing activities:
     Proceeds from the sale of property and equipment  1,448,400           --
     Payments for purchase of trading securities ....   (721,989)          --
     Proceeds from the sale of  trading securities ..    590,737           --
                                                      -----------    -----------
Net cash from investing activities ..................  1,317,148           --

Cash flow from (used in) financing activities:
     Proceeds from settlement of note receivable ....       --          150,000
     Payments on debt obligations ...................   (745,897)       (19,157)
     Payments on subordinated debt issued ...........   (575,000)          --
                                                      -----------    -----------
Net cash from (used in) financing activities ........ (1,320,897)       130,843

Increase in cash ....................................    193,357          8,013

Cash, beginning of period .............................  804,605        936,196
                                                      -----------    -----------

Cash, end of period ..............................   $   997,962    $   944,209
                                                      ===========    ===========


                             See accompanying notes


                               MEDIA SOURCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Basis of Presentation

         The accompanying condensed consolidated financial statements have not been audited, but reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments are of a normal and recurring nature, except for those related to the discontinued operations of the Company's book fair business.

         Media Source, Inc. (the "Company"), through MT Library Services, Inc., its wholly-owned subsidiary, operates Junior Library Guild, a subscription service that distributes first print, award winning children's books. The Company has its own editorial division that reviews books in the manuscript stage and makes selections for nine reading levels. The Company markets most of its products directly to schools and public libraries but has plans to expand into other segments.

         The interim consolidated condensed financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual financial statements and notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1999.


Note 2.  Debt Obligations

         At quarter ended March 31, 2000, the Company had a $200,000 subordinated note payable bearing interest at the lender's prime rate plus 1%, due July 31, 2001, and $500,000 in subordinated note payables bearing interest of 12% quarterly, due August 1, 2000.

         During the first quarter of 2000, the Company retired, at 90 percent of face value, a $250,000 subordinated note that was due December 31, 2005 and $350,000 in subordinated notes that were due on August 1, 2000.

         Subsequent to quarter ending March 31, 2000, on option to purchase stock was granted on May 10, 2000 to the Company Chairman, S. Robert Davis, holder of a $500,000 subordinated convertible note payable due August 1, 2000. In exchange for granting this option, S. Robert Davis agrees to extend the due date of his note, cancel the conversion feature associated with the note, and allow the Company to repay the debt over 20 quarterly installments of $25,000 starting in April 2000. The stock option entitles S. Robert Davis to purchase from the Company 100,000 shares at 1/8th over the closing bid price on the day of grant. The closing bid price on May 10, 2000 was $2.125 and therefore the exercise price is $2.25 per share. The option is only exercisable after May 10, 2003, three years from the date of the grant and expires on May 10, 2006, six years from the date of grant.


Note 3.  Supplemental Cash Flow Information

         Cash payments during the three months ended March 31, 2000 and 1999, included interest of $81,000 and $19,000, respectively, and income taxes of $0 and $0, respectively.

Note 4.  Income Taxes

         There was no income tax provision for the three months ended March 31, 2000, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.


Note 5. Earnings Per Share

         The following table represents the computation of basic and diluted earnings per share.

                                                   Three months ended March 31,
                                                       ---------------------
                                                          2000       1999
                                                       ---------   ---------
                                                             (unaudited)
Basic and Diluted Earnings Per Share:
Weighted average number of common shares outstanding     328,200     328,200
                                                       =========   =========

Income (loss) from continuing operations ...........   $ 525,950   $ (89,507)

Gain (loss) from discontinued operations ...........      15,275      80,514
                                                       ---------   ---------

Net income (loss) available to common stockholders .   $ 541,225   $  (8,993)
                                                       =========   =========


Income (loss) per common share:
Income (loss) from continuing operations ...........   $    1.60   $   (0.27)

Gain (loss) from discontinued operations ...........        0.05        0.24
                                                       ---------   ---------

Net income (loss) per share ........................   $    1.65   $   (0.03)
                                                       =========   =========




         At March 31, 2000 options and warrants were outstanding during the periods but were not included in the computation of dilutive EPS because the potential common stock was not "in-the-money". At March 31, 1999 options and warrants were outstanding during the periods but were not included in the computation of dilutive EPS because the potential common stock was not "in-the-money" and would have been antidillutive.


Note 6.  Assets Held For Disposal

         Assets held for disposition at December 31, 1999 consisted of a warehouse, office facility and real estate in Worthington, Ohio that were being used by the Junior Library Guild on a temporary basis. These assets were sold on January 25, 2000 for $1.4 million and the Company realized a gain on the sale $254,000. The Junior Library Guild entered into a lease to rent the warehouse and office facility through September 2000. At the expiration of the lease, the Junior Library Guild will move and lease a new warehouse and office facility located in Union County, Ohio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

         Certain statements contained in this Form 10-QSB under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding matters that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of
1995) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Those statements include remarks regarding the intent, belief, or current expectations of the Company, its directors, or its officers with respect to, among other things: (i) the capability of the Company's existing subscription sales organization to absorb additional volume;
(ii) the expectation of the Company with respect to the amount of the possible judgement in the sales tax litigation described under "Item 3, Legal Proceedings"; (iii) the Company's opportunity to increase sales of its products and its market share; and (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's cash on hand and cash from operations should provide sufficient funds available for the Company's normal business operations in the year 2000. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected, anticipated or expected in the forward-looking statements as a result of various factors, many of which, such as the Company's ability to raise additional capital, are beyond the control of the Company. The accompanying information contained in this Form 10-QSB, including, without limitation, the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences.


First Quarter 2000 Compared with First Quarter 1999

         Revenues for the three months ended March 31, 2000, approximated $957,000 compared to approximately $887,000 for the three months ended March 31, 1999, an increase of 8% or approximately $70,000. The increase in revenues is principally attributable to an increase in the number of monthly subscriptions, a change in pricing strategies, and a continued emphasis on selling additional backlist book titles.

         Cost of goods sold was approximately $361,000 for the three months ended March 31, 2000, compared to approximately $366,000 for the three months ended March 31, 1999, an decrease of 1% or approximately $5,000. The decrease in cost of goods sold is a result of a change in purchasing strategies that resulted in improvements in the buying of the product. As a percentage of revenues, cost of goods sold was 38% during the first quarter of 2000, compared to 41% for the same period in 1999. The decrease in cost of sold as a percentage of revenues relates to a combination of new pricing strategies and improved purchasing strategies during the first quarter of 2000 compared to 1999.

         Selling, general, and administrative expense were approximately $510,000 for the three months ended March 31, 2000, compared to approximately $528,000 for the three months ended March 31, 1999, an decrease of 3% or approximately $18,000. The decrease in selling, general, and administrative expenses in 2000 is principally attributable to the reduction of operating expenses as of the result of the sale of assets which were previously held for disposal at December 31, 1999 and a net reduction in certain expenses that relate to corporate overhead.

         Depreciation and amortization expense was approximately $29,000 for the three months ended March 31, 2000, compared to $37,000 for the three months ended March 31, 1999, a decrease of 22% or approximately $8,000. The decrease in depreciation and amortization expense is due to a reduction in depreciable assets as a result of the selling of assets which were previously held for disposal at December 31, 1999

         Net interest expense was approximately $13,000 for the three months ended March 31, 2000, compared to $45,000 for the three months ended March 31, 1999, an decrease of 71% or $32,000. The decrease in net interest expense is primarily attributable to the retirement of $1.3 million in debt obligation during the first quarter of 2000. The average outstanding debt for the three months ended March 31, 2000, approximated $1.4 million compared to $2.1 million for the three months ended March 31, 1999. Additionally, the average interest rate for the three months ended March 31, 2000, approximated 10.2% compared to approximately 10.2% for the three months ended March 31, 1999.

         There was no income tax provision for the three months ended March 31, 2000, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

         The first quarter ended March 31, 2000, resulted in operating income of $526,000 compared to an operating loss of $90,000 in the first quarter ended March 31, 1999. The increased over 1999 was attributable to increase revenues, decreased expenses, and gains on the extinguishment of debt, sale of assets and on investments that totaled $480,000.

         The first quarter ended March 31, 2000, resulted in net income of $541,000 versus a net loss of $9,000 in the first quarter ended March 31, 1999. Included in the net income for 2000 is a gain from discontinued operations of $15,000 compared to a gain from discontinued operations of $80,000 in 1999. Current quarter basic and diluted income per share for the first quarter ended March 31, 2000 was $1.65 versus a loss per share of $.03 in the comparable quarter last year. The weighted average common and common equivalent shares for the first quarters 2000 and 1999 were 328,200.


Liquidity and Capital Resources

         The Company had a net increase in cash for the three months ended March 31, 2000, of $193,000, compared to a net increase for the comparable period in the prior year of $8,000. Cash on hand was $998,000 and $944,000 at March 31, 2000 and 1999, respectively.

         For the three months ended March 31, 2000, continuing operations provided $224,000 in cash as compared to $203,000 used during the three months ended March 31, 1999. Primary increases in cash flow from operations in 2000 were from a $341,000 decrease in accounts receivable and a $170,000 decrease in inventory. Primary decreases in cash flow from operations were a $44,000 increase in prepaid expenses and other assets, a $68,000 decrease in accounts payable and accrued liabilities, and a $249,000 decrease in deferred revenue. Primary increases in cash flow from operations in 1999 were from a $15,000 decrease in inventory and a $60,000 decrease in prepaid expenses and other assets. Primary decreases in cash flow from operations were an $82,000 increase in accounts receivable, a $36,000 decrease in accounts payable and accrued liabilities, and a $110,000 decrease in deferred revenue.

         Cash from investing activities was $1.3 million for the three months ended March 31, 2000. Proceeds from the sale of property and equipment were $1.4 million and the proceeds from the sale of trading securities were $591,000. Cash used in investing activities was $722,000 for the purchase of trading securities. The Company had no asset expenditures in the first quarter of 2000 and does not anticipate any material expenditures for property and equipment during the next twelve months.

         For the three months ended March 31,2000, cash used in financing activities was $1.3 million for the payment of debt obligations. This compares to cash provided by financing activities of $130,000 for the three months ended March 31, 1999. Financing activities in 1999 included $150,000 in proceeds from the settlement of notes receivable

         Subsequent to quarter ending March 31, 2000, a $500,000 subordinated convertible note payable was refinanced by the granting of an option to purchase stock to the Company Chairman, S. Robert Davis. The granting of this option extends the due date of his note, cancels the conversion feature associated with the note, and allows the Company to repay the debt over 20 quarterly installments of $25,000 starting in April 2000. The stock option entitles S. Robert Davis to purchase from the Company 100,000 shares at 1/8th over the closing bid price on the day of grant. The closing bid price on May 10, 2000 was $2.125 and therefore the exercise price is $2.25 per share. The option is only exercisable after May 10, 2003, three years from the date of the grant and expires on May 10, 2006, six years from the date of the grant.

        At March 31, 2000, the Company had negative net working capital of approximately $328,000 compared to negative working capital of approximately $1.2 million at December 31, 1999, an improvement of $872,000 during the first quarter of 2000. The negative working capital is primarily attributed to the current portion of long-term debts and $909,000 in liabilities that relate to the Company's discontinued operations. Cash provided by continuing operations at March 31, 2000 was $224,000. The Company believes that through a combination of cash on hand and available from operations, there should be sufficient funds available for the Company's normal business operations in the year 2000.

        S. Robert Davis continues to deferred his salary of $185,000. Had Mr. Davis not deferred his salary during the first quarter of 2000, the $224,000 positive cash flow from continuing operations would have been reduced to $179,000. Mr. Davis intends to defer his salary for an additional 24 month. The Board of Directors has the right to pay Mr. Davis' deferred compensation in stock or cash, should the Company deem one more preferential than the other. It continues to be the Company's intention to pay the deferred compensation in cash. The re-location of operations and reduction of interest should provide additional funding to meet the future obligations.


Seasonality

         Although the children's literature business correlates closely to the school year, the majority of the sales force remains intact throughout the year. However, the entire sales force is reduced around the Christmas season. As a subscription service, however, revenue is not seasonal and shipments of inventory continue throughout the year. Cash receipts declines during the summer months but do not cease, as public libraries remain, open.


Quantitative and Qualitative Disclosures about Market Risks

        The Company is exposed to the impact of interest rate changes on its debt obligations and investment risk. The Company is not exposed to foreign currency exchange rate risk.

        Interest Rate Risk. The Company is not exposed to market rate risk for changes in interest rates due to all remaining debt obligations of the Company having fixed interest rates.

        Investment Rate Risk. At March 31, 2000, the Company had trading securities with a fair market value of $673,615 and a cost of $675,657. The Company is subject to investment rate risk. The Company could benefit from increases in market rates or could be adversely affected by decreases in market rates. The current 2000 positive return on investments could be increased, reduced or offset by any future gains or losses.

        The Company has 29,560 shares of stock held for long-term investment at cost of $86,800. These available for sale securities have a fair market value based on new shares sold at $2.50 per share, and thus are reported at March 31, 2000 with a fair market value of $73,900. The Company would experience a loss of $12,900 if the shares were sold as of March 31, 2000.

                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

         The Company was subject to litigation by expert witnesses used in its 1996 suit against its former auditors, Arthur Anderson & Co. LLP. The Company settled the case through mediation and paid $61,000 on February 16,2000.

         The Illinois Department of Revenue issued two assessments, NTLSF980498870200 on April 17, 1998 and NTLSF9804988702001 on March 24, 1998
against the Company seeking approximately $478,000, plus interest, in sales tax from 1993 through 1996. A hearing has held before the State of Illinois, Department of Revenue [Reg. #2225-1251, docket no, 98-ST-0132] on April 27, 2000 and the Company is currently waiting the decision. The taxing authority is claiming that there has been an agency relationship between the Company and the schools. The Company denies that such a relationship existed and plans to vigorously defend this matter seeking full discharge of the assessments. The Company anticipates legal cost to be in the $25,000 to $40,000 range and has recorded a liability of approximately $650,000.


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


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                         Exhibit
                         Number     Description of Document

                         27         Financial Data Schedule
                                    (filed only electronically with the SEC)

(b)      Reports on Form 8-K filed during the quarter ended March 31, 2000:

                      None.
                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Media Source, Inc.
                                                     ------------------
                                                     (Registrant)



Dated: May 12, 2000                          By: /s/Donald R. Hollenack
       ------------                              ----------------------
                                                    Donald R. Hollenack
                                                    Chief Financial Officer