Form 10QSB
period 2000-06-30
MEDIA SOURCE INC
filed 2000-08-11
CIK 354564

UNITED STATES
                        SECURITIES AND EXHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

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

          Balance Sheets -  June 30, 2000 and December 31, 1999

          Statements of Operations - three and six month periods ended June 30, 2000 and 1999

          Statements of Cash Flows - six month periods ended June 30, 2000 and 1999

          Notes to Financial Statements

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other information

Signatures



                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               MEDIA SOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         June 30,   December 31,
                                                           2000        1999
                                                       ----------   -----------
                                                      (unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents ........................ $  899,733   $  804,605
     Trading securities, at market ....................    602,371      355,907
     Accounts receivable, net of allowance for doubtful
       accounts of $94,000 and $94,000, respectively ..    488,218      863,117
     Inventory ........................................    847,514    1,003,695
     Prepaid expenses .................................    226,944      206,214
                                                         ----------   ----------

Total Current Assets ................................... 3,064,780    3,233,538



Equipment, net of accumulated depreciation
  of $164,259 and $155,406, respectively ...............   124,427       94,264



Other Assets:
     Assets held for disposal (net) ....................      --      1,189,189
     Cost in excess of net assets acquired, net of accumulated
       amortization of $1,079,104 and $1,055,000,
       respectively                                      1,642,799    1,666,902
     Securities available for sale, at market ........      73,900       73,900
     Other ...........................................      29,829       10,042
                                                         ----------   ----------

Total Other Assets ....................................  1,746,528    2,940,033




                                                         ----------   ----------

Total Assets ........................................   $4,935,735   $6,267,835
                                                         ==========   ==========



                            See accompanying notes


                               MEDIA SOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                      June 30,      December 31,
                                                        2000            1999
                                                   ------------     ------------
                                                    (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ..........................   $     44,846    $    220,690
     Accrued liabilities .......................         45,817          97,294
     Accrued salary and interest - officer .....        424,612         329,917
     Accrued tax liabilities ...................        969,916       1,006,032
     Deferred revenue ..........................      1,372,222       1,794,385
     Current portion of long-term debt obligations      100,000         963,896
                                                    ------------    ------------

Total Current Liabilities ......................      2,957,413       4,412,214

Long-term debt .................................        575,000       1,082,001

                                                    ------------    ------------
Total Liabilities ..............................      3,532,413       5,494,215

Commitments

Stockholders' Equity:
     Preferred shares: $.01 par value; 300,000 shares authorized;
       no shares issued or outstanding
     Common shares: $.01 par value; 500,000 shares
       authorized; ..                                     3,431           3,431
       343,137 issued and outstanding
     Capital in excess of stated value ..........    21,974,029      21,974,029
     Notes receivable from stock sales ..........      (902,373)       (902,373)
     Unrealized losses on securities available
       for sale .                       ........        (12,900)        (12,900)
     Accumulated deficit .......................    (19,417,742)    (20,047,444)
     Less 14,936 shares of common stock in treasury,
       at cost ..                                      (241,123)       (241,123)

                                                    ------------    ------------
Total Stockholders' Equity .....................      1,403,322         773,620

                                                    ------------    ------------

Total Liabilities and Stockholder's Equity......   $  4,935,735    $  6,267,835
                                                    ============    ============



                             See accompanying notes


                               MEDIA SOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            Three Months Ended           Six Months Ended
                                 June 30                      June 30
                            2000           1999         2000            1999
                       --------------------------    --------------------------

Revenues ...........   $   994,566    $   828,140    $ 1,951,981    $ 1,714,982
Costs of goods sold ..     324,891        344,463        685,548        710,516
                        -----------    -----------    -----------    -----------
Gross profit .........     669,675        483,677      1,266,433      1,004,466

Operating expenses:
     Selling, general
      and administrative   530,025        526,498      1,039,806      1,054,398
     Depreciation and
      amortization .        22,120         36,986         50,735         73,971
                        -----------    -----------    -----------    -----------
Total operating expenses   552,145        563,484      1,090,541      1,128,369

                        -----------    -----------    -----------    -----------
Income (loss) from
  operations .......       117,530        (79,807)       175,892       (123,903)

Other income (expense)
     Interest, net..        (9,833)       (56,877)       (22,717)      (102,288)
     Gain on the
      extinguishment
      of debt . ....        71,060          --           102,847          --
     Gain on the sale
      of assets               --            --           262,229          --
     Realized gain (loss)
      on investments       (74,193)         --            84,590          --
     Unrealized gain on
      investments ..         2,042          --            29,715          --
     Other                    --           48,672           --           48,672
                        -----------    -----------    -----------    -----------
Total other income
 (expense)                 (10,924)        (8,205)       456,664        (53,616)

                        -----------    -----------    -----------    -----------
Income (loss) from continuing operations
     before taxes ..       106,606        (88,012)       632,556       (177,519)

Provision for income taxes    --            --              --            --
                        -----------    -----------    -----------    -----------
Income (loss) from
  continuing operations    106,606        (88,012)       632,556       (177,519)

Gain (loss) from
  discontinued operations  (18,129)        57,756         (2,854)       138,270
                        -----------    -----------    -----------    -----------

Net income (loss) ..   $    88,477    $   (30,256)   $   629,702    $   (39,249)
                        ===========    ===========    ===========    ===========



Earnings per common share
     Income (loss) from
      continuing
      operations       $      0.33    $     (0.27)   $      1.93    $     (0.54)
     Income from
      discontinued
      operations ....        (0.06)          0.18          (0.01)          0.42
                        -----------    -----------    -----------    -----------
     Net income (loss) $      0.27    $     (0.09)   $      1.92    $     (0.12)
                        ===========    ===========    ===========    ===========

Weighted average number of common
     shares outstanding    328,200        328,200        328,200        328,200
                        ===========    ===========    ===========    ===========


                             See accompanying notes


                               MEDIA SOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended June 30,
                                                     ---------------------------
                                                         2000          1999
                                                     -----------    ------------
                                                              (unaudited)

Cash flow from (used) in operations:

Income (loss) from continuing operations .........   $   632,557    $  (177,519)
Reconciliation to net cash flow used in continuing operations:
     Depreciation and amortization ............. .        50,735         73,971
     Gain on the sale of fixed assets ............      (262,229)          --
     Gain on the extinguishment of debt ..........      (102,847)          --
     Realized gain (loss) on investments .........       (84,590)          --
     Unrealized gain (loss) on investments .......       (29,715)          --
Changes in working capital items of continuing operations:
     Accounts receivable .........................       374,899        423,366
     Inventory ...................................       156,182         33,072
     Prepaid expenses and other assets ...........       (45,354)        35,516
     Accounts payable and accrued liabilities ....       (46,966)       (58,123)
     Deferred revenue ............................      (422,165)      (484,815)
                                                      -----------    -----------

Net cash provided by (used in) continuing operations     220,507       (154,532)

Net cash used in discontinued operations ...........     (45,018)      (181,325)
                                                      -----------    -----------

Net cash from (used in) operations .................     175,489       (335,857)

Cash flow from (used in) investing activities:
     Payments for purchase of property and equipment     (50,702)        (2,656)
     Proceeds from the sale of property and equipment  1,448,400           --
     Payments for purchase of trading securities .... (1,246,004)          --
     Proceeds from the sale of  trading securities ..  1,113,842           --
                                                      -----------    -----------
Net cash from (used in) investing activities ........  1,265,536         (2,656)

Cash flow from (used in) financing activities:
     Proceeds from settlement of note receivable ....       --          150,000
     Payments on debt obligations ...................   (745,897)       (53,470)
     Payments on subordinated debt issued ...........   (600,000)          --
                                                      -----------    -----------
Net cash from (used in) financing activities ........ (1,345,897)        96,530

Increase (decrease) in cash .........................     95,128       (241,983)

Cash, beginning of period ...........................    804,605        998,432
                                                      -----------    -----------

Cash, end of period ................................. $   899,733    $   756,449
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


Note 2.  Debt Obligations

         At quarter ended June 30, 2000, the Company had a $200,000 subordinated note payable bearing interest at the lender's prime rate plus 1%, due July 31, 2001, and $475,000 in subordinated note payables bearing interest of 12% due in quarterly installments of $25,000 starting in April 2000.

         On May 10, 2000, an option to purchase stock was granted to the Company Chairman, S. Robert Davis, holder of a $500,000 subordinated convertible note payable due August 1, 2000. In exchange for granting this option, S. Robert Davis agreed to extend the due date of his note, cancel the conversion feature associated with the note, and allow the Company to repay the debt over 20 quarterly installments of $25,000 starting in April 2000. The stock option entitles S. Robert Davis to purchase from the Company 100,000 shares at 1/8th over the closing bid price on the day of grant. The closing bid price on May 10, 2000 was $2.125 and therefore the exercise price is $2.25 per share. The option is only exercisable after May 10, 2003, three years from the date of the grant and expires on May 10, 2006, six years from the date of the grant.



Note 3.  Supplemental Cash Flow Information

         Cash payments during the six months ended June 30, 2000 and 1999, included interest of $81,000 and $118,000, respectively, and income taxes of $0 and $0, respectively.

Note 4.  Income Taxes

         There was no income tax provision for the six months ended June 30, 2000, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.


Note 5. Earnings Per Share

         The following table represents the computation of basic and diluted earnings per share.

                                                      Six Months Ended June 30,
                                                       ----------------------
                                                          2000         1999
                                                       ---------    ---------
                                                            (unaudited)

Basic and Diluted Earnings Per Share:
Weighted average number of common shares outstanding     328,200      328,200
                                                       =========    =========

Income (loss) from continuing operations ...........   $ 632,556    $(177,519)

Gain (loss) from discontinued operations ...........      (2,854)     138,270
                                                       ---------    ---------

Net income (loss) available to common stockholders .   $ 629,702    $ (39,249)
                                                       =========    =========


Income (loss) per common share:
Income (loss) from continuing operations ...........   $    1.93    $   (0.54)

Gain (loss) from discontinued operations ...........       (0.01)        0.42
                                                       ---------    ---------

Net income (loss) per share ........................   $    1.92    $   (0.12)
                                                       =========    =========




         At June 30, 2000 options and warrants were outstanding during the periods but were not included in the computation of dilutive EPS because the potential common stock was not "in-the-money". At June 30, 1999 options and warrants were outstanding during the periods but were not included in the computation of dilutive EPS because the potential common stock was not "in-the-money" and would have been antidilutive.



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

Note 7.  Related Party Transactions

     The Junior Library Guild's future warehouse and office facility will be leased from Mid-States Development Corp., which is 100% owned by the Company Chairman, S. Robert Davis. The Company is currently working out the lease terms.

Note 8.  Notes Receivable from Stock Sales

         In the third and fourth quarters of 1996, certain officers and former employees exercised stock options for notes. The notes were originally due in September 1999 but were extended until August 2000. The notes are full recourse promissory notes bearing interest at 7 percent. Interest is only payable in the event and only to the extent that the fair market value of the common stock at the close of business in September 1999 exceeded the exercise price. At the close of business in September 1999, the fair market value of the shares of common stock was less than the exercise price and therefore no provision for interest was made.

         The Company offered its former employees, which pledged as collateral for the notes their exercised shares of common stock as well as the dividend stock they received as part of the spin off of the former subsidiary CA Short, the option of canceling the notes and transferring their shares of common stock to the Company in lieu of payment. The former employees accepted the Company's offer. The Company will rescind the notes, will convert the Media Source shares of common stock into the Company's name as treasury stock, and will retain the CA Short shares of common stock as an investment. Using the stock closing prices at June 30, 2000, the Company would record an approximate loss of $142,000 in retiring the notes. The Company hopes to have the notes retired by year ending December 31, 2000.


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

Second 2000 Compared with Second Quarter 1999

         Revenues for the three months ended June 30, 2000, approximated $995,000 compared to approximately $828,000 for the three months ended June 30, 1999, an increase of 20% or approximately $167,000. The increase in revenues is principally attributable to an increase in the number of monthly subscriptions, a change in pricing strategies, and a continued emphasis on selling additional backlist book titles.

         Cost of goods sold was approximately $325,000 for the three months ended June 30, 2000, compared to approximately $344,000 for the three months ended June 30, 1999, an decrease of 6% or approximately $19,000. The decrease in cost of goods sold is a result of a change in purchasing strategies that resulted in improvements in the buying of the product. As a percentage of revenues, cost of goods sold was 33% during the second quarter of 2000, compared to 42% for the same period in 1999. The decrease in cost of sold as a percentage of revenues relate to a combination of new pricing strategies and improved purchasing strategies during the first quarter of 2000 compared to 1999.

         Selling, general, and administrative expenses were approximately $530,000 for the three months ended June 30, 2000, compared to approximately $526,000 for the three months ended June 30, 1999, an increase of 1% or approximately $4,000.

         Depreciation and amortization expense was approximately $22,000 for the three months ended June 30, 2000, compared to $37,000 for the three months ended June 30, 1999, a decrease of 41% or approximately $15,000. The decrease in depreciation and amortization expense is due to a reduction in depreciable assets as a result of the selling of assets which were previously held for disposal at December 31, 1999.

         Net interest expense was approximately $10,000 for the three months ended June 30, 2000, compared to $57,000 for the three months ended June 30, 1999, an decrease of 83% or $47,000. The decrease in net interest expense is primarily attributable to $1.3 million in debt obligation that was retired in the first quarter of 2000. The average outstanding debt for the three months ended June 30, 2000, approximated $688,000 compared to $2.1 million for the three months ended June 30, 1999. The average interest rate for the three months ended June 30, 2000 and June 30,1999 was approximately 10.2% respectively.

         There was no income tax provision for the three months ended June 30, 2000, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

         The second quarter ended June 30, 2000 resulted in income from continuing operations of $107,000 compared to a loss from continuing operation of $88,000 in the second quarter ended June 30, 1999. The increase over 1999 was primarily attributable to an increase in gross profits. In the second quarter ended June 30, 2000, gains on the extinguishment of debt of $71,000 were offset by losses on the sale of investments of $74,000.

         The second quarter ended June 30, 2000 resulted in net income of $88,000 versus a net loss of $30,000 in the second quarter ended June 30, 1999. Included in the net income for 2000 is a loss from discontinued operations of $18,000 compared to a gain from discontinued operations of $58,000 in 1999. Current quarter basic and diluted income per share for the second quarter ended June 30, 2000 was $0.27 versus a loss per share of $0.09 in the comparable quarter last year. The weighted average common and common equivalent shares for the second quarters ended June 30, 2000 and 1999 were 328,200.


Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

         Revenues for the six months ended June 30, 2000, approximated $2.0 million compared to approximately $1.7 million for the six months ended June 30, 1999, an increase of 14% or approximately $300,000. The increase in revenues is principally attributable to increase marketing efforts in obtaining additional monthly subscriptions, a continued emphasis on selling additional backlist book titles, and a change in pricing strategies that continued through the second quarter ending June 30, 2000.

         Cost of goods sold was approximately $686,000 for the six months ended June 30, 2000, compared to approximately $711,000 for the six months ended June 30, 1999, an decrease of 4% or approximately $25,000. The decrease in cost of goods sold is a result of a change in purchasing strategies that resulted in improvements in the buying of the product. As a percentage of revenues, cost of goods sold was 35% for the six months ended June 30, 2000, compared to 41% for the same period in 1999. The decrease in cost of sold as a percentage of revenues continues to relate to a combination of new pricing strategies and improved purchasing strategies that occurred during the six months ended June 30, 2000 compared to 1999.

         Selling, general, and administrative expenses were approximately $1.0 million for the six months ended June 30, 2000 and June 30, 1999 respectively.

         Depreciation and amortization expense was approximately $51,000 for the six months ended June 30, 2000, compared to $74,000 for the six months ended June 30, 1999, a decrease of 31% or approximately $23,000. The decrease in depreciation and amortization expense is due to a reduction in depreciable assets as a result of the selling of assets which were previously held for disposal at December 31, 1999.

         Net interest expense was approximately $23,000 for the six months ended June 30, 2000, compared to $102,000 for the six months ended June 30, 1999, an decrease of 78% or $79,000. The decrease in net interest expense is primarily attributable to $1.3 million in debt obligation that was retired in the first quarter of 2000. The average outstanding debt for the six months ended June 30, 2000, approximated $1.4 million compared to $2.1 million for the six months ended June 30, 1999. The average interest rate for the six months ended June 30, 2000 and June 30,1999 was approximately 10.2% respectively.

         There was no income tax provision for the six months ended June 30, 2000, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

         The six months ended June 30, 2000 resulted in income from continuing operations of $633,000 compared to a loss from continuing operations of $178,000 for the six months ended June 30, 1999. The increase over 1999 was primarily attributable to an increase in gross profits, a reduction in net interest expense associated with the retirement of debt, and gains on the extinguishment of debt, the sale of assets, and the sale of investments.

         The six months ended June 30, 2000 resulted in net income of $630,000 versus a net loss of $39,000 for the six months ended June 30, 1999. Included in the net income for 2000 is a loss from discontinued operations of $3,000 compared to a gain from discontinued operations of $138,000 in 1999. Current quarter basic and diluted income per share for the six months ended June 30, 2000 was $1.92 versus a loss per share of $0.12 for the comparable six months last year. The weighted average common and common equivalent shares for the six months ended June 30, 2000 and 1999 were 328,200.


Liquidity and Capital Resources

         The Company had a net increase in cash for the six months ended June 30, 2000, of $95,000, compared to a net decrease for the comparable period in the prior year of $242,000. Cash on hand was $900,000 and $756,000 at June 30, 2000 and 1999, respectively.

         For the six months ended June 30, 2000, continuing operations provided $221,000 in cash as compared to using $155,000 during the six months ended June30, 1999. Income from continuing operations for the six months ended June 30, 2000, adjusted for non-cash items such as depreciation and amortization of $51,000 and total gains of $479,000, provided $204,000. Other primary increases in cash flow from continuing operations were a $375,000 decrease in accounts receivable and a $156,000 decrease in inventory. Primary decreases in cash flow from continuing operations were a $45,000 increase in prepaid expenses and other assets, a $47,000 decrease in accounts payable and accrued liabilities, and a $422,000 decrease in deferred revenue. Income from continuing operations for the six months ended June 30, 1999, adjusted for non-cash depreciation and amortization of $74,000, used $104,000. Other primary increases in cash flow from continuing operations in 1999 were a $423,000 decrease in accounts receivable, a $33,000 decrease in inventory and a $36,000 decrease in prepaid expenses and other assets. Primary decreases in cash flow from continuing were a $58,000 decrease in accounts payable and accrued liabilities, and a $485,000 decrease in deferred revenue.

         Net cash from investing activities was $1.3 million for the six months ended June 30, 2000. Proceeds from the sale of property and equipment contributed $1.4 million and the proceeds from the sale of trading securities contributed $1.1 million. Cash used was $1.2 million for the purchase of trading securities and $51,000 for the purchase of property and equipment. The Company does not anticipate any material expenditures for property and equipment during the next twelve months.

         For the six months ended June 30,2000, cash used in financing activities was $1.3 million for the payment of debt obligations. This compares to cash provided by financing activities of $97,000 for the six months ended June 30, 1999, which included $150,000 in proceeds from the settlement of notes receivable.

         On May 10, 2000 a $500,000 subordinated convertible note payable was refinanced by the granting of an option to purchase stock to the Company Chairman, S. Robert Davis. The granting of this option extends the due date of his note, cancels the conversion feature associated with the note, and allows the Company to repay the debt over 20 quarterly installments of $25,000 starting in April 2000. The stock option entitles S. Robert Davis to purchase from the Company 100,000 shares at 1/8th over the closing bid price on the day of grant. The closing bid price on May 10, 2000 was $2.125 and therefore the exercise price is $2.25 per share. The option is only exercisable after May 10, 2003, three years from the date of the grant and expires on May 10, 2006, six years from the date of the grant.

        At June 30, 2000, the Company had working capital of approximately $107,000 compared to negative working capital of approximately $1.2 million at December 31, 1999. The improvement of $1.3 million during the six months ended June 30, 2000 partially relates to the decrease in the current portion of debt from the retirement of the $1.3 million in debt in the first quarter of 2000 and the reclass, from short-term to long-term, of $375,000 of S. Robert Davis' remaining $475,000 subordinated note payable. Included in working capital is $909,000 in liabilities that relate to the Company's discontinued operations. Cash provided by continuing operations at June 30, 2000 was $221,000. The Company believes that through a combination of cash on hand and available from continuing operations, there should be sufficient funds available for the Company's normal business operations in the year 2000.

        During the second quarter ended June 30, 2000, S. Robert Davis elected to make a $4,000 contribution to the Company's 401K plan but continues to defer the remainder of his $185,000 salary. Had Mr. Davis not deferred the remainder of his salary during the first six months of 2000, the $221,000 positive cash flow from continuing operations would have been reduced to $132,000. Mr. Davis intends to defer his salary for an additional 21 months. The Board of Directors has the right to pay Mr. Davis' deferred compensation in stock or cash, should the Company deem one more preferential than the other. It continues to be the Company's intention to pay the deferred compensation in cash. The re-location of operations and reduction of interest should provide additional funding to meet the future obligations.


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


        Investment Rate Risk. At June 30, 2000, the Company had trading securities with a fair market value and cost value of $602,371. The Company is subject to investment rate risk. The Company could benefit from increases in market rates or could be adversely affected by decreases in market rates. The current 2000 positive return on investments could be increased, reduced or offset by any future gains or losses.

        The Company has 29,560 shares of stock held for long-term investment at cost of $86,800. These available for sale securities have a fair market value based on new shares sold at $2.50 per share, and thus are reported at June 30, 2000 with a fair market value of $73,900. The Company would experience a loss of $12,900 if the shares were sold as of June 30, 2000.

                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

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

(b)      Reports on Form 8-K filed during the quarter ended June 30, 2000:

                      None.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Media Source, Inc.
                                                     ------------------
                                                     (Registrant)



Dated: August 11, 2000                     By: /s/ Donald R. Hollenack
       ---------------                         -----------------------
                                                   Donald R. Hollenack
                                                   Chief Financial Officer