Form 10-Q
period 2000-09-30
MEDIA SOURCE INC
filed 2000-11-13
CIK 354564

UNITED STATES
                       SECURITIES AND EXHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark one)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practical date: 328,200 common shares outstanding, each with $0.01 par value, as of October 1, 2000.

Transitional Small Business Disclosure Format (Check one): YES  X  NO      .

                               MEDIA SOURCE, INC.
                                  FORM 10-QSB
                                     INDEX


Part I - Financial Information

     Item 1 - Financial Statements (unaudited)

          Balance Sheets -  September 30, 2000 and December 31, 1999

          Statements of Operations - three and nine month periods ended September 30, 2000 and 1999

          Statements of Cash Flows - nine month periods ended September 30, 2000 and 1999

          Notes to Financial Statements

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other information

Signatures


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                               MEDIA SOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30,  December 31,
                                                           2000        1999
                                                      ------------   ----------
                                                       (unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents ......................   $  833,860   $  804,605
     Trading securities, at market ..................      510,976      355,907
     Accounts receivable, net of allowance for doubtful
       accounts of $94,000 and $94,000, respectively     1,257,142      863,117
     Inventory ......................................      892,003    1,003,695
     Prepaid expenses ...............................      289,374      206,214
                                                        ----------   ----------

Total Current Assets ................................    3,783,355    3,233,538



Equipment, net of accumulated depreciation
  of $176,127 and $155,406, respectively ............      118,929       94,264



Other Assets:
     Assets held for disposal (net) .................         --      1,189,189
     Cost in excess of net assets acquired, net of accumulated
       amortization of $1,091,156 and $1,055,000,
       respectively                                      1,630,747    1,666,902
     Securities available for sale, at market .........     73,900       73,900
     Other ............................................     28,756       10,042
                                                        ----------   ----------

Total Other Assets ....................................  1,733,403    2,940,033




                                                        ----------   ----------

Total Assets ........................................   $5,635,687   $6,267,835
                                                        ==========   ==========


                             See accompanying notes


                               MEDIA SOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                  September 30,    December 31,
                                                       2000           1999
                                                  -------------    ------------
                                                   (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ..........................   $    110,119    $    220,690
     Accrued liabilities .......................         42,539          97,294
     Accrued salary and interest - officer .....        474,099         329,917
     Accrued tax liabilities ...................        969,916       1,006,032
     Deferred revenue ..........................      1,905,002       1,794,385
     Current portion of long-term debt obligations      300,000         963,896
                                                   ------------    ------------

Total Current Liabilities ......................      3,801,675       4,412,214

Long-term debt .................................        325,000       1,082,001

                                                   ------------    ------------
Total Liabilities ..............................      4,126,675       5,494,215

Commitments

Stockholders' Equity:
     Preferred shares: $.01 par value; 300,000 shares authorized;
       no shares issued or outstanding
     Common shares: $.01 par value; 500,000 shares
       authorized; ..                                     3,431           3,431
       343,137 issued and outstanding
     Capital in excess of stated value ...........   21,974,029      21,974,029
     Notes receivable from stock sales ...........     (902,373)       (902,373)
     Unrealized losses on securities available for
      sale .........                                    (12,900)        (12,900)
     Accumulated deficit .........................  (19,312,052)    (20,047,444)
     Less 14,936 shares of common stock in treasury,
      at cost ....                                     (241,123)       (241,123)

                                                   ------------    ------------
Total Stockholders' Equity ......................     1,509,012         773,620

                                                   ------------    ------------

Total Liabilities and Stockholder's Equity ......  $  5,635,687    $  6,267,835
                                                   ============    ============

                             See accompanying notes


                               MEDIA SOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           Three Months Ended            Nine Months Ended
                               September 30                 September 30
                           2000           1999          2000            1999
                       -------------------------      -------------------------

Revenues ...........   $ 1,051,540    $   756,064    $ 3,003,521    $ 2,471,046
Costs of goods sold        358,331        281,149      1,043,881        991,665
                       -----------    -----------    -----------    -----------
Gross profit ........      693,209        474,915      1,959,640      1,479,381

Operating expenses:
     Selling, general
      and administrative   451,951        327,175      1,491,757      1,381,573
     Depreciation and
      amortization          23,919         36,985         74,654        110,956
                       -----------    -----------    -----------    -----------
Total operating expenses   475,870        364,160      1,566,411      1,492,529

                       -----------    -----------    -----------    -----------
Income (loss) from
 operations ........       217,339        110,755        393,229        (13,148)

Other income (expense)
     Interest, net .        (7,334)       (46,443)       (30,051)      (148,731)
     Gain on the
      extinguishment of debt  --             --          102,847           --
     Gain on the sale of
      assets                  --             --          262,229           --
     Realized gain on
      investments ..        26,077           --          110,667           --
     Unrealized loss on
      investments ..      (121,375)          --          (91,660)          --
     Other ..............     --              497           --           49,169
                       -----------    -----------    -----------    -----------
Total other income
 (expense) .........      (102,632)       (45,946)       354,032        (99,562)

                       -----------    -----------    -----------    -----------
Income (loss) from continuing operations ......
     before taxes ...      114,707         64,809        747,261       (112,710)

Provision for income taxes    --             --             --             --
                       -----------    -----------    -----------    -----------

Income (loss) from
 continuing operations     114,707         64,809        747,261       (112,710)

Gain (loss) from
 discontinued operations    (9,015)       (65,990)       (11,869)        72,280
                       -----------    -----------    -----------    -----------

Net income (loss)...   $   105,692    $    (1,181)   $   735,392    $   (40,430)
                       ===========    ===========    ===========    ===========



Earnings per common share
     Income (loss)
      from continuing
      operations .     $      0.35    $      0.20    $      2.28    $     (0.34)
     Income (loss) from
      discontinued
      operations             (0.03)         (0.20)         (0.04)          0.22
                       -----------    -----------    -----------    -----------
     Net income (loss) $      0.32    $      0.00    $      2.24    $     (0.12)
                       ===========    ===========    ===========    ===========

Weighted average number of common
     Shares outstanding    328,200        328,200        328,200        328,200
                        ==========    ===========    ===========    ===========



                             See accompanying notes

                               MEDIA SOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Nine Months Ended September 30,
                                                --------------------------------
                                                         2000            1999
                                                   -----------      -----------
                                                           (unaudited)
Cash flow from (used) in operations:

Income (loss) from continuing operations .........   $   747,262    $  (112,710)
Reconciliation to net cash flow used in continuing operations:
     Depreciation and amortization ...............        74,654        110,956
     Gain on the sale of fixed assets ............      (262,229)          --
     Gain on the extinguishment of debt ..........      (102,847)          --
     Realized gain on investments ................      (110,667)          --
     Unrealized loss on investments ..............        91,660           --
Changes in working capital items of continuing operations:
     Accounts receivable ....................... .      (394,025)       329,165
     Inventory ..................................        111,693         29,106
     Prepaid expenses and other assets ............     (106,712)        35,883
     Accounts payable and accrued liabilities .....       68,814         (7,550)
     Deferred revenue .............................      110,617       (717,407)
                                                     -----------    -----------

Net cash provided by (used in) continuing operations     228,220       (332,557)

Net cash provided by (used in) discontinued operations   (58,330)        29,011
                                                     -----------    -----------

Net cash from (used in) operations ...............       169,890       (303,546)

Cash flow from (used in) investing activities:
     Payments for purchase of property and equipment     (57,073)        (4,008)
     Proceeds from the sale of property and equipment  1,448,400           --
     Payments for purchase of trading securities .... (1,249,907)          --
     Proceeds from the sale of  trading securities ..  1,113,842           --
                                                     -----------    -----------
Net cash from (used in) investing activities .....     1,255,262         (4,008)

Cash flow from (used in) financing activities:
     Proceeds from settlement of note receivable .          --          150,000
     Payments on debt obligations ................      (745,897)       (81,261)
     Payments on subordinated debt issued ........      (650,000)          --
                                                     -----------    -----------
Net cash from (used in) financing activities .....    (1,395,897)        68,739

Increase (decrease) in cash ......................        29,255       (238,815)

Cash, beginning of period ........................       804,605        998,432
                                                     -----------    -----------

Cash, end of period ..............................   $   833,860    $   759,617
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


Note 2.  Debt Obligations

        At quarter ended September 30, 2000, the Company had a $200,000 subordinated note payable bearing interest at the lender's prime rate plus 1%, due July 31, 2001, and $425,000 in subordinated note payables bearing interest of 12% due in quarterly installments of $25,000 starting in April 2000.

        Subsequent to quarter ending September 30, 2000, the Company retired, at face value, the $200,000 subordinated note payable originally due July 31, 2000.


Note 3.  Supplemental Cash Flow Information

        Cash payments during the nine months ended September 30, 2000 and 1999, included interest of $82,000 and $176,000, respectively, and income taxes of $0 and $0, respectively.


Note 4.  Income Taxes

        There was no income tax provision for the nine months ended September 30, 2000, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

Note 5. Earnings Per Share

        The following table represents the computation of basic and diluted earnings per share.

                                                 Nine Months Ended September 30,
                                                -------------------------------
                                                         2000         1999
                                                    -----------     ---------
                                                            (unaudited)

Basic and Diluted Earnings Per Share:
Weighted average number of common shares outstanding     328,200      328,200
                                                       =========    =========

Income (loss) from continuing operations ...........   $ 747,261    $(112,710)

Gain (loss) from discontinued operations ...........     (11,869)      72,280
                                                       ---------    ---------

Net income (loss) available to common stockholders .   $ 735,392    $ (40,430)
                                                       =========    =========


Income (loss) per common share:
Income (loss) from continuing operations ...........   $    2.28    $   (0.34)

Gain (loss) from discontinued operations ...........       (0.04)        0.22
                                                       ---------    ---------

Net income (loss) per share ........................   $    2.24    $   (0.12)
                                                       =========    =========



     At September 30, 2000, options and warrants were outstanding during the periods but were not exercisable or "in-the-money". Therefore, they are not included in the computation of dilutive EPS. At September 30, 1999 options and warrants were outstanding during the periods but were not included in the computation of dilutive EPS because the potential common stock was not "in-the-money" and would have been antidilutive.


Note 6.  Assets Held For Disposal

        Assets held for disposition at December 31, 1999 consisted of a warehouse, office facility and real estate in Worthington, Ohio that were being used by the Junior Library Guild on a temporary basis. These assets were sold on January 25, 2000 for $1.4 million and the Company realized a gain on the sale of $254,000. The Junior Library Guild entered into a lease to rent the warehouse and office facility through October 2000. At the expiration of the lease, the Junior Library Guild will move and lease a new warehouse and office facility located in Union County, Ohio.


Note 7.  Related Party Transactions

        The Junior Library Guild entered into a lease with Mid-States Development Corp., which is 100% owned by the Company Chairman, S. Robert Davis, to lease a warehouse and office facility in Union County, Ohio. The lease is for twenty years commencing November 1, 2000 with annual rents of $120,000 per year in years one through five, $132,000 per year during years six through ten, $145,200 per year during years 11 through 15, and $159,700 per year during years 16 through 20.

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

        The Company offered its former employees, which pledged as collateral for the notes their exercised shares of common stock as well as the dividend stock they received as part of the spin off of the former subsidiary CASCO, the option of canceling the notes and transferring their shares of common stock to the Company in lieu of payment. The former employees accepted the Company's offer. The Company will rescind the notes, will convert the Media Source shares of common stock into the Company's name as treasury stock, and will retain the CASCO shares of common stock as an investment. Using the stock closing prices at September 30, 2000, the Company would record an approximate loss of $166,000 in retiring the notes. The Company hopes to have the notes retired by year ending December 31, 2000.


Note 9.  Effects of Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The guidance in SAB 101 must be adopted during the fourth quarter of fiscal 2000 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Management has completed its evaluation of the effects of SAB 101 and has determined that it will not have an impact on its income statement presentation, operating results, or financial position.


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

Third Quarter 2000 Compared with Third Quarter 1999

        Revenues for the three months ended September 30, 2000, approximated $1.1 million compared to approximately $756,000 for the three months ended September 30, 1999, an increase of 39% or approximately $295,000. The increase in revenues is principally attributable to an increase in the number of monthly subscriptions, a change in pricing strategies, and a continued emphasis on selling additional backlist book titles.

        Cost of goods sold was approximately $358,000 for the three months ended September 30, 2000, compared to approximately $281,000 for the three months ended September 30, 1999, an increase of 27% or approximately $77,000. The increase in cost of goods sold is due to an increase in revenues. As a percentage of revenues, cost of goods sold was 34% during the third quarter of 2000, compared to 37% for the same period in 1999. The decrease in cost of sold as a percentage of revenues relate to a combination of new pricing strategies and improved purchasing strategies during the third quarter of 2000 compared to 1999.

        Selling, general, and administrative expenses were approximately $452,000 for the three months ended September 30, 2000, compared to approximately $327,000 for the three months ended September 30, 1999, an increase of 38% or approximately $125,000. Selling, general, and administrative expenses have increased as cost associated to support the current and future growth of the company have increased.

        Depreciation and amortization expense was approximately $24,000 for the three months ended September 30, 2000, compared to $37,000 for the three months ended September 30, 1999, a decrease of 35% or approximately $13,000. The decrease in depreciation and amortization expense is due to a reduction in depreciable assets as a result of the selling of assets that were previously held for disposal at December 31, 1999.

        Net interest expense was approximately $7,000 for the three months ended September 30, 2000, compared to $46,000 for the three months ended September 30, 1999, an decrease of 84% or $39,000. The decrease in net interest expense is primarily attributable to $1.3 million in debt obligation that was retired in the first quarter of 2000. The average outstanding debt for the three months ended September 30, 2000, approximated $650,000 compared to $2.0 million for the three months ended September 30, 1999. The average interest rate for the three months ended September 30, 2000 and September 30,1999 was approximately 10.2% respectively.

        There was no income tax provision for the three months ended September 30, 2000, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

        The third quarter ended Sept 30, 2000 resulted in income from continuing operations of $115,000 compared to income from continuing operations of $65,000 in the third quarter ended September 30, 1999. The increase over 1999 was primarily attributable to an increase in gross profits.

        The third quarter ended September 30, 2000 resulted in net income of $106,000 versus a net loss of $1,000 in the third quarter ended September 30, 1999. Included in the net income for 2000 is a loss from discontinued operations of $9,000 compared to a loss from discontinued operations of $66,000 in 1999. Current quarter basic and diluted income per share for the third quarter ended September 30, 2000 was $0.32 versus $0.00 per share in the comparable quarter last year. The weighted average common and common equivalent shares for the third quarters ended September 30, 2000 and 1999 were 328,200.


Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999

        Revenues for the nine months ended September 30, 2000, approximated $3.0 million compared to approximately $2.5 million for the nine months ended September 30, 1999, an increase of 22% or approximately $532,000. The increase in revenues is principally attributable to increase marketing efforts in obtaining additional monthly subscriptions, a continued emphasis on selling additional backlist book titles, and a change in pricing strategies that continued through the third quarter ending September 30, 2000.

        Cost of goods sold was approximately $1.0 million for the nine months ended September 30, 2000, compared to approximately $992,000 for the nine months ended September 30, 1999, an increase of 5% or approximately $52,000. As a percentage of revenues, cost of goods sold was 35% for the nine months ended September 30, 2000, compared to 40% for the same period in 1999. The decrease in cost of goods sold as a percentage of revenues continues to relate to a combination of new pricing strategies and improved purchasing strategies that occurred during the nine months ended September 30, 2000 compared to 1999.

        Selling, general, and administrative expenses were approximately $1.5 million for the nine months ended September 30, 2000 compared to $1.4 million in September 30, 1999, an increase of 8% or approximately $110,000. Selling, general, and administrative expenses have increased as cost associated to support the current and future growth of the company have increased.

        Depreciation and amortization expense was approximately $75,000 for the nine months ended September 30, 2000, compared to $111,000 for the nine months ended September 30, 1999, a decrease of 33% or approximately $36,000. The decrease in depreciation and amortization expense is due to a reduction in depreciable assets as a result of the selling of assets that were previously held for disposal at December 31, 1999.

        Net interest expense was approximately $30,000 for the nine months ended September 30, 2000, compared to $149,000 for the nine months ended September 30, 1999, an decrease of 80% or $119,000. The decrease in net interest expense is primarily attributable to $1.3 million in debt obligation that was retired in the first quarter of 2000. The average outstanding debt for the nine months ended September 30, 2000, approximated $1.4 million compared to $2.1 million for the nine months ended September 30, 1999. The average interest rate for the nine months ended September 30, 2000 and September 30,1999 was approximately 10.2% respectively.

        There was no income tax provision for the nine months September 30, 2000, due to the Company's net operating loss position and the full valuation of any resulting deferred tax benefit. Estimated income tax rates based on annualized income were taken into consideration.

        The nine months ended September 30, 2000 resulted in income from continuing operations of $747,000 compared to a loss from continuing operations of $113,000 for the nine months ended September 30, 1999. The increase over 1999 was primarily attributable to an increase in gross profits, a reduction in net interest expense associated with the retirement of debt, and gains on the extinguishment of debt, the sale of assets, and the sale of investments.

        The nine months ended September 30, 2000 resulted in net income of $735,000 versus a net loss of $40,000 for the nine months ended September 30, 1999. Included in the net income for 2000 is a loss from discontinued operations of $12,000 compared to a gain from discontinued operations of $72,000 in 1999. Current quarter basic and diluted income per share for the nine months ended September 30, 2000 was $2.24 versus a loss per share of $0.12 for the comparable nine months last year. The weighted average common and common equivalent shares for the nine months ended September 30, 2000 and 1999 were 328,200.


Liquidity and Capital Resources

        The Company had a net increase in cash for the nine months ended September 30, 2000, of $29,000, compared to a net decrease for the comparable period in the prior year of $239,000. Cash on hand was $834,000 and $760,000 at September 30, 2000 and 1999, respectively.

        For the nine months ended September 30, 2000, continuing operations provided $228,000 in cash as compared to using $333,000 during the nine months ended September 30, 1999. Income from continuing operations for the nine months ended September 30, 2000, adjusted for non-cash items such as depreciation and amortization of $75,000 and total gains of $384,000, provided $438,000. Other primary increases in cash flow from continuing operations were a $112,000 decrease in inventory, a $69,000 increase in accounts payable and accrued liabilities, and a $111,000 increase in deferred revenue. Primary decreases in cash flow from continuing operations were a $394,000 increase in accounts receivable and a $107,000 increase in prepaid expenses and other assets. Income from continuing operations for the nine months ended September 30, 1999, adjusted for non-cash depreciation and amortization of $111,000, used $2,000. Other primary increases in cash flow from continuing operations in 1999 were a $329,000 decrease in accounts receivable, a $29,000 decrease in inventory and a $36,000 decrease in prepaid expenses and other assets. Primary decreases in cash flow from continuing operations were a $8,000 decrease in accounts payable and accrued liabilities, and a $717,000 decrease in deferred revenue.

        Net cash from investing activities was $1.3 million for the nine months ended September 30, 2000. Proceeds from the sale of property and equipment contributed $1.4 million and the proceeds from the sale of trading securities contributed $1.1 million. Cash used was $1.2 million for the purchase of trading securities and $57,000 for the purchase of property and equipment. The Company does not anticipate any material expenditures for property and equipment during the next twelve months.

        For the nine months ended September 30,2000, cash used in financing activities was $1.4 million for the payment of debt obligations. This compares to cash provided by financing activities of $69,000 for the nine months ended September 30, 1999, which included $150,000 in proceeds from the settlement of notes receivable.

        At September 30, 2000, the Company had negative working capital of approximately $18,000 compared to negative working capital of approximately $1.2 million at December 31, 1999. The improvement of $1.2 million during the nine months ended September 30, 2000 partially relates to the decrease in the current portion of debt from the retirement of the $1.3 million in debt in the first quarter of 2000 and the reclass, from short-term to long-term, of $325,000 of S. Robert Davis' remaining $425,000 subordinated note payable. Included in working capital is $904,000 in liabilities that relate to the Company's discontinued operations. Cash provided by continuing operations at September 30, 2000 was $228,000. The Company believes that through a combination of cash on hand and available from continuing operations, there should be sufficient funds available for the Company's normal business operations in the year 2000.

        During the third quarter ended September 30, 2000, S. Robert Davis continues to defer the remainder of his $185,000 salary. Had Mr. Davis not deferred the remainder of his salary during the first nine months of 2000, the $228,000 positive cash flow from continuing operations would have been reduced to $93,000. Mr. Davis intends to defer his salary for an additional 18 months. The Board of Directors has the right to pay Mr. Davis' deferred compensation in stock or cash, should the Company deem one more preferential than the other. It continues to be the Company's intention to pay the deferred compensation in cash. The re-location of operations and reduction of interest should provide additional funding to meet the future obligations.


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


        Investment Rate Risk. At September 30, 2000, the Company had trading securities with a fair market value of $510,976 and cost value of $632,351. The Company is subject to investment rate risk. The Company could benefit from increases in market rates or could be adversely affected by decreases in market rates. The current 2000 positive return on investments could be increased, reduced or offset by any future gains or losses.

        The Company has 29,560 shares of stock held for long-term investment at cost of $86,800. These available for sale securities have a fair market value based on new shares sold at $2.50 per share, and thus are reported at September 30, 2000 with a fair market value of $73,900. The Company would experience a loss of $12,900 if the shares were sold as of September 30, 2000.

                          PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

The Illinois Department of Revenue issued two assessments, NTLSF980498870200 on April 17, 1998 and NTLSF9804988702001 on March 24, 1998, against the Company seeking approximately $478,000, plus interest, in sales tax from 1993 through 1996. The Illinois Department of Revenue claimed that there was an agency relationship between the Company and the schools and therefore the Company is subject to the assessed tax. The Company denied that such a relationship existed. A hearing was held before the State of Illinois, Department of Revenue, at the Office of Administrative Hearings [Reg. #2225-1251, docket no, 98-ST-0132] which recommended to the Illinois Department of Revenue the assessments be revised to reflect no tax liability due. The Illinois Department of Revenue accepted the Administrative Law Judge's decision on September 25, 2000 and the final revised assessments were issued on October 17, 2000 indicating no tax liability due. The Company had reserved a liability, including interest and anticipated legal fees, of $650,000. The Company, therefore, will reverse the liability that was reserved and report a gain on tax settlement in the fourth quarter 2000.


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

                                      None.


ITEM 5:  OTHER INFORMATION

                                      None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

                       Exhibit
                       Number   Description of Document

                       10(ac)   Audit Committee Charter

               10(ad) Lease dated  September  8, 2000 for Junior  Library  Guild warehouse and office facility

               27   Financial Data Schedule (filed only  electronically with the
                    SEC)

     (b)  Reports on Form 8-K filed during the quarter ended September 30, 2000:

          None.




                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Media Source, Inc.
                                                (Registrant)



Dated: November 13, 2000                        By:/s/Donald R. Hollenack
                                                   ----------------------
                                                      Donald R. Hollenack
                                                      Chief Financial Officer