Form 10KSB
period 2000-12-31
MEDIA SOURCE INC
filed 2001-03-30
CIK 354564

UNITED STATES
                       SECURITIES AND EXHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                                   (Mark one)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________
                         Commission File Number 0-10475

                               MEDIA SOURCE, INC.

                 (Name of small business issuer in its charter)

        DELAWARE                                        34-1297143
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification No.)

              6360 Rings Road, Amlin, Ohio               43002
              (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (614) 793-8749
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                 Voting Common Stock, $0.01 Par Value per Share
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchanged Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year.  $4,282,725.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was $542,065 as of March 12, 2001.

     State the number of share  outstanding  of each of the issuer's  classes of
common  equity,  as  of  the  latest  practical  date:   323,775  common  shares
outstanding, each with $0.01 par value, as of March 12, 2001.

     Transitional Small Business  Disclosure Format (Check one): YES X NO .

                                      PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

General development of business

     Media Source, Inc. (the "Company") was formed as an Ohio corporation in 1980, and on October 14, 1994, it reincorporated under the laws of the State of Delaware. The operations of the Company are principally through its wholly owned subsidiary, MT Library Services, Inc. ("MTLS"), a Florida corporation which, under name the Junior Library Guild ("JLG"), distributes children's literature throughout the United States, primarily through subscription services.

Narrative description of business

     Market Overview. The Company distributes children's literature primarily through book subscriptions directly to librarians at public libraries and both private and public school libraries. The Company's primary focus is literature for children in kindergarten through grade 12. The U.S. student enrollment in that category is over 52 million. There are over 17,000 public libraries and over 110,000 school libraries in the United States.

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

     Marketing and Customer Service. Currently, the Company markets its book subscriptions and children's literature through a network of trained telephone sales representatives. These telephone sales representatives undergo extensive training, monitoring, and supervision to ensure quality control and consistency. The Company also uses extensive promotions on a continual basis throughout the year as an enticement for it book subscriptions.

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

     The Company offers numerous new book titles each year in its subscription service. In addition, customers are able to purchase book titles previously offered at a reduced price from our backlist catalogues. The Company's editorial department, located in New York City, selects book titles from more than 1,000 manuscripts and other sources submitted by children's book publishers each year based upon such factors as literary quality, educational value and sales potential. The Company has a history of selecting a wide variety of award-winning, favorably reviewed titles by critically acclaimed authors.

     Pages Book Fairs. Pages Book Fairs, Inc. ("PBF"), a wholly owned subsidiary of the Company, discontinued its book fair distribution channel when it sold its book fair assets in June 1998. Although PBF is no longer engaged in the book fair business, it continues to sell its remaining children's literature inventory.

     Growth opportunities. In 2000, the Company sold approximately 33,500 JLG subscriptions, a 30% increase over the prior year. This access affords the Company an opportunity to increase sales of its products directly to teachers and librarians. The Company believes that its existing subscription sales organization and its marketing system are capable of absorbing additional volume and can be utilized to increase its share of the existing school library and public library markets. Currently, the Company has a customer base of approximately 8,600, which comprises approximately 6.8% of the entire school library and public library market nationwide. In 2000, the Company moved its Florida sales office to Ohio.

Employees

     During 2000, the Company increased its work force by one to 30 full time employees. None of the Company's employees are represented by a labor union. The Company considers its relationship with its employees to be excellent.

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

Seasonality and Working Capital

     Although the children's literature business correlates closely to the school year, the majority of the sales force remains intact throughout the year. However, the sales force is reduced around the Christmas season. As a subscription service, however, revenue is not seasonal and shipments of inventory continue throughout the year. Cash receipts decline during the summer months but do not cease, as public libraries remain open.

Subsequent Events

     On January 11, 2001, the Company paid S. Robert Davis, Chairman of Media Source, Inc. his deferred salary and interest totaling approximately $544,000.

Geographic Information

     For each of the last two fiscal years, all of the JLG revenues have been generated in the United States. In addition, all long-lived assets and long-term relationships with financial institutions are also in the United States.

ITEM 2.  PROPERTIES

The principal facilities of the Company are as follows:

                                                            Owned/
Location                Use                    Size         Leased  Expiration
--------                ---                    ----         ------  ----------

Plain City, Ohio     Office and Warehouse   21,450 sq. ft.  Leased     10/20
Amlin, Ohio          Office and Warehouse    4,700 sq. ft.  Leased     M/M
New York, New York   Office                  1,200 sq. ft.  Leased     4/01

     These facilities are all located in appropriately designed buildings, which are kept in good repair.


ITEM 3.  LEGAL PROCEEDINGS

     The Company was subject to litigation by expert witnesses used in its 1996 suit against its former auditors, Arthur Anderson & Co. LLP. The Company settled the case through mediation and paid approximately $61,000 on February 16, 2000.

     The Illinois Department of Revenue issued two assessments, NTLSF980498870200 on April 17, 1998 and NTLSF9804988702001 on March 24, 1998,
against the Company seeking approximately $478,000, plus interest, in sales tax from 1993 through 1996. The Illinois Department of Revenue claimed that there was an agency relationship between the Company and the schools and therefore the Company is subject to the assessed tax. The Company denied that such a relationship existed. A hearing was held before the State of Illinois,
Department of Revenue, at the Office of Administrative Hearings [Reg. #2225-1251, docket no, 98-ST-0132] after which the Administrative Law Judge recommended to the Illinois Department of Revenue that the assessments be revised to reflect no tax liability due. The Illinois Department of Revenue accepted the Administrative Law Judge's decision on September 25, 2000 and the final revised assessments were issued on October 17, 2000 indicating no tax liability due. The Company had reserved a liability, including interest and anticipated legal fees, of approximately $650,000. The Company, therefore, reversed the liability and reported a gain on tax settlement of approximately $612,000 in the fourth quarter 2000.

     From time to time, the Company is involved in litigation incidental to its business. To the knowledge of the Company's management, there are no legal proceedings pending to which the Company is a party or to which the Company's property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock commenced trading in the over-the-counter market on the NASDAQ. In July 1998, the Company's common stock was delisted from the NASDAQ Small Cap Market and is now traded on the OTC Bulletin Board under the symbol "MESH." The following table sets forth for the periods indicated the high and low sales prices for shares of the common stock, as reported on the OTC Bulletin Board.


                                        Quarterly Common Stock Price Ranges
                                        -----------------------------------
                                                High            Low
Calendar Year Ended December, 2000

              Fourth Quarter                    5.500           2.530
              Third Quarter                     2.938           1.750
              Second Quarter                    2.188           1.250
              First Quarter                     1.500           1.000


Calendar Year Ended December, 1999

              Fourth  Quarter                   1.750           0.750
              Third Quarter                     1.500           0.750
              Second Quarter                    1.688           1.188
              First Quarter                     2.400           1.500

     Such  over-the-counter   market  quotations  reflect  inter-dealer  prices,
without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions

     As of March 5, 2001, the approximate number of holders of record of the common stock of the Company was 562.

     The Company has not paid dividends since December 27, 1985. The Company anticipates that for the foreseeable future it will retain any earnings in order to finance the expansion and development of its business, and no cash dividends will be paid on its common stock.

     The Company did not sell equity securities that were not registered under the Securities Act during the period covered by this report.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and Notes contained elsewhere herein. The Company's results of operations have been, and in certain cases are expected to continue to be, affected by certain general factors.

CAUTIONARY STATEMENT

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in other section of this Annual Report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts including, without limitation, the Company's expectation with respect to expenditure for property and equipment, the Company's ability to use the interest to increase sales to existing subscribers and to attract new subscriber, the Company's expectation with respect to expenditures for internet development, and the Company's expectation with respect to the funds available to the Company for operations in 2001 are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the competitive conditions that currently exist in the Company's industry, which could adversely impact sales and erode gross margins; (ii) many of the Company's competitors are significantly larger and better capitalized than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's profitability. The foregoing list should not be construed as exhaustive and the Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

     Revenues for the year ended December 31, 2000, approximated $4.3 million, compared to approximately $3.3 million for the year ended December 31, 1999, an increase of 30% or approximately $1 million. The increase in revenues is principally attributable to increased marketing efforts in obtaining additional monthly subscriptions, a continued emphasis on selling additional backlist book titles, and a change in pricing strategies that continued through the fourth quarter ending December 31, 2000.

     Cost of goods sold was approximately $1.4 million for the year ended December 31, 2000, compared to approximately $1.6 million for the year ended December 31, 1999, a decrease of 16% or approximately $253,000. Cost of goods sold as a percentage of revenues was 32% for 2000 and 49% for 1999. The decrease in cost of goods sold as a percentage of revenues relates to a combination of new pricing strategies and improved purchasing strategies that occurred in fiscal year 2000. Included in the 1999 cost of goods sold balance was an adjustment to increase the inventory reserve that was charged against cost of goods sold.

     Selling, general, and administrative expense was approximately $2.1 million for the year ended December 31, 2000, compared to approximately $1.8 million for the year ended December 31, 1999, an increase of 15% or approximately $283,000. Selling, general, and administrative expenses have increased as costs associated to support the current and future growth of the company have increased.

     Net Interest expense was approximately $41,000 for the year ended December 31, 2000, compared to approximately $180,000 for the year ended December 31, 1999, an decrease of 77% or approximately $139,000. The decrease in net interest expense is primarily attributable to $1.3 million in debt obligations that were retired in the first quarter of 2000. The average outstanding debt in 2000 approximated $1.2 million compared to approximately $2.1 million for 1999. The average interest rate for both 2000 and 1999 approximated 10.2%.

     Depreciation and amortization expense was approximately $76,000 for the year ended December 31, 2000, compared to approximately $149,000 for the year ended December 31, 1999, an decrease of 49% or approximately $74,000. The decrease was principally attributable to a reduction in depreciable assets as a result of the selling of assets in January 2000 that were previously held for disposal at December 31, 1999.

     The Company's income tax provision of $534,000 was offset by a like reduction in the valuation allowance related to deferred tax assets. The change in the valuation allowance related to the income tax provision for the year ended December 31, 2000 was due to the utilization of net operating loss carryforwards to offset the expense. In addition, a deferred tax benefit of $100,000 was recognized to reflect the Company's reassessment of the future realizability of deferred tax assets.

     Fiscal year 2000 resulted in income from continuing operations of approximately $932,000, compared to a loss from continuing operation of approximately $443,000 in 1999, an increase of approximately $1.4 million. This increase over the prior year is primarily attributable to an increase in gross profits.

     Fiscal year 2000 resulted in a net income of approximately $1.6 million compared to a net loss of approximately $439,000 in 1999. Included in the 2000 net income was a gain of approximately $622,000 from discontinued operations of which approximately $612,000 relates to the Illinois sales tax settlement as previously stated in item 3. This compares to a gain of approximately $4,000 from discontinued operations in 1999. Earnings per share increased to a net income of $4.80 per share in 2000, compared to a net loss per share of $1.34 in 1999. Earnings per share from income from continuing operations increased to a net income from continuing operations of $2.88 per share in 2000, compared to a net loss from continuing operations per share of $1.35 in 1999. The weighted average common and common equivalent shares at December 31, 2000 and 1999 were 323,775 and 328,200, respectively.

Liquidity and Capital Resources

     The Company had a net increase in cash for the year ended December 31, 2000, of approximately $570,000, compared to a net decrease in cash for the year ended December 31, 1999 of approximately $194,000. Cash on hand was approximately $1.4 million at December 31, 2000, compared to approximately $805,000 at December 31, 1999.

     In 2000, continuing operations provided approximately $970,000 in cash as compared to approximately $141,000 in fiscal year 1999. Income from continuing operations for fiscal 2000, adjusted for non-cash items such as depreciation and amortization of approximately $76,000, total gains of approximately $316,000, total losses of approximately $169,000, and deferred taxes of $100,000, was approximately $761,000. Other increases in cash flow from continuing operations resulted from an increase in accounts payable and accrued liabilities of approximately $562,000 and an increase in deferred revenue of approximately $489,000. Decreases in cash flow from continuing operations included an increase of approximately $468,000 in accounts receivable, an increase of approximately $256,000 in inventory, and an increase of approximately $119,000 in prepaid expenses and other assets. Loss from continuing operations in 1999, adjusted for non-cash items such as depreciation and amortization of approximately $149,000 and total gains of approximately $3,000, used approximately $297,000 of cash. Increases in cash flow from continuing operations in 1999 resulted primarily from a decrease in inventory of approximately $268,000, an increase in accounts payable and accrued liabilities of approximately $201,000 and an increase in deferred revenue of approximately $225,000. Decreases in cash flow from continuing operations in 1999 resulted primarily from an increase of approximately $230,000 in accounts receivable and an increase of approximately $57,000 in prepaid expenses and other assets.

     In 2000, discontinued operations used approximately $33,000 in cash, compared to providing approximately $30,000 in 1999.

     In fiscal year 2000, net cash provided by investing activities was approximately $1.3 million compared to net cash used in investing activities of approximately $394,000 in fiscal year 1999. The sources providing cash in fiscal year 2000 were proceeds primarily from the sale of property and equipment of approximately $1.4 million. The uses of cash in fiscal year 1999 were primarily the purchases of trading securities of approximately $386,000.

     In fiscal year 2000, net cash used in financing activities was approximately $1.6 million compared to net cash provided by financing activities of approximately $29,000 in fiscal year 1999. Uses of cash in financing activities were primarily payments of debt obligations and payments of subordinated debts issued totaling approximately $1.6 million.

     The  Company  does  anticipate  material   expenditures  for  property  and
equipment during the next twelve months. These expenditures relate to the expansion of the office and warehouse facility and upgrades to the computer network and telephone systems. The Company anticipates to be able to fund these expenditures from cash from operations.

     The Company is continuing to pursue the use of the Internet to increase sales as well as customer satisfaction. Management believes that it will be able to increase sales to existing subscribers and also attract new subscribers at a minimal cost to the Company. Cash from operations provided the financing for the development of internet capabilities. The Company does not anticipate any material expenditures for further Internet development in the next twelve months.

     At December 31, 2000, the Company had net working capital of approximately $1.1 million compared to negative working capital of approximately $1.2 million at December 31, 1999. The improvement of approximately $2.3 million partially relates to the selling in January 2000 of assets which were previously held for disposal at December 31, 1999 for $1.6 million. The Company used the proceeds to pay off approximately $746,000 in mortgage obligations and retire an additional $600,000 in subordinated notes. In addition, $300,000 of S. Robert Davis' remaining $400,000 subordinated note payable was reclassed from short-term debt obligation to long-term debt obligation. Cash provided by continuing operations, adjusted for non-cash items, at December 31, 2000 was approximately $796,000. The Company believes that through a combination of cash on hand and cash available from operations, there should be sufficient funds available for the Company's normal business operations in the year 2001.

     At December 31, 2000, working capital included approximately $296,000 of liabilities that relate to PBF's discontinued operations. Since the book value of PBF's assets are minimal and it has substantial liabilities, the Company is currently trying to resolve or discharge these liabilities.

     S. Robert Davis deferred his 2000 salary of $185,000. Had Mr. Davis not deferred his 2000 salary, the approximately $796,000 positive cash flow from continuing operations, adjusted for non-cash items, would have been approximately $611,000. The Company paid Mr. Davis his deferred salary and interest in January 2001 from cash available at December 31, 2000. The Company is resuming, effective January 1, 2001, to pay Mr. Davis' annual salary.


ITEM 7.  FINANCIAL STATEMENTS

     The Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of Hausser & Taylor, LLP, independent auditors, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The following table sets forth certain information concerning the directors and executive officers of the Company.


                                                        Director or Executive
     Name                Age          Position               Officer Since
     ----                ---          --------               -------------

S. Robert Davis (1)      62   Chairman of the Board, President,       1990
                              Assistant Secretary, and Director


Randall J. Asmo          36   Executive Vice President and Director   1992


Juan F. Sotos, M.D.      73   Director                                1992


Robert J. Tierney        53   Director                                1992


Charles R. Davis (1)     39   Director                                2000


Donald R. Hollenack      36   Chief Financial Officer                 1999

(1) S. Robert Davis is the father of Charles R. Davis

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

     Robert J. Tierney Was elected as a director in 1992. Dr. Tierney currently serves as the Dean of Education at the University of British Columbia. Dr. Tierney is also active in education research and previously served as a professor at The Ohio State University from 1984 to 2000.

     Charles R. Davis Was elected as a director in 2000. Mr. Davis currently serves as President of CASCO INTERNATIONAL, INC. Mr. Davis devotes substantially all of his time to CASCO.

     Donald R. Hollenack Was elected Chief Financial Officer in 1999. From May, 1997 to March, 1999, Mr. Hollenack served as Controller for National Church Residences, a privately-held real estate company providing housing for the elderly and low income families. From September, 1996 to March, 1997, Mr. Hollenack served in a similar capacity as Controller for J.P. Services, Inc., a distribution and delivery company. From December 1989 to September 1996, he was Controller for Long's College Book Company, a retail college book store. Prior to December, 1989, Mr. Hollenack served as a consultant in a public accounting firm. Mr. Hollenack is a non-practicing Certified Public Accountant.


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


ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table shows, for the fiscal years ended December 31, 2000, 1999 and 1998, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to the Company's President and any other executive officer whose total salary and bonus exceeded $100,000 (the "Named Executive Officer"), and the principal capacity in which he served:

                           Summary Compensation Table
                              Annual Compensation
                                                                  Securities
                                                                  Underlying
Name and                                          Other Annual Options/Warrants/
Principal Position      Year    Salary      Bonus Compensation    SAR's(#) (1)
------------------      ----    ------      ----- ------------  ----------------
S. Robert Davis,        2000    $185,000(2)  $0         $0           100,000
Chairman and President  1999    $185,000(2)  $0         $0              0
                        1998    $185,000(2)  $0         $0              0

(1) Stock options previously granted to the Named Executive Officer, by their terms, automatically adjust to reflect certain changes in the outstanding Common Shares of the Company, including stock dividends.

(2) Mr. Davis was paid $54,423 in salary through May 7, 1998, after which he elected to defer and accrue his salary. In June 1999, Mr. Davis elected to continue to defer and accrue his annual salary of $185,000 per year. Mr. Davis' accrued salary earns interest at 7 percent. The Company has resumed paying Mr. Davis' BI-weekly salary commencing January 1, 2001.

No   Executive Officers have employment agreements with the Company.


Option/Warrant Grants in Last Fiscal Year to Named Executive Officer

                     Number of       Percent of Total
                     Securities      Options/SARs
                     Underlying      Granted to     Exercise or
                     Options/SARs    Employees in    Base Price      Expiration
    Name             Granted (#)     Fiscal Year     ($/Sh)             Date
    ----             -----------     -----------     ----------      ----------

S. Robert Davis       100,000(1)        100%            $2.250        May, 2006

(1) See "Item 12, Certain Relationships and Related Transactions", for the material terms of the Option

Aggregated Options Exercised in 2000 and Fiscal Year-End Option/Warrant Values

     The following table provides certain information with respect to options exercised in fiscal 2000 by the named Executive Officer and the value of such officers unexercised options/warrants at December 31, 2000.


                                                          Value of Unexercised
                             Number of Unexercised      In-the-Money Options (1)
                            Options/Warrants at Year           /Warrants
                  Realized            End(#)               At Year End($) (2)
Name    Exercise     ($)    Exercisable Unexercisable  Exercisable Unexercisable
----    --------  --------  ----------- -------------  ----------- ------------
S. Robert
Davis     None       N/A         0         100,000         $0         $231,300

(1) Options are "In-the-Money" if the fair market value of the underlying securities exceeds the exercise or base price of the option at fiscal year end.

(2) The value is calculated by determining the difference between the fair market value of the securities underlying options and the exercise or base price of the option at exercise or fiscal year-end , respectively.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, to the best of the Company's knowledge, certain information as of March 12, 2001, with respect to the beneficial ownership of shares of the Company's common stock by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, by each director, and by the Named Executive Officer serving as of December 31, 2000, and by all directors and executive officers of the Company as a group.


                                        Amount and Nature              Percent
Name and Address                   of Beneficial Ownership (1)       of Class(2)
----------------                   ---------------------------       -----------

S. Robert Davis                         160,866(3)                      49.68%
6360 Rings Road
Amlin, OH 43002

Charles R. Davis                         25,610                          7.91%
CASCO International, Inc.
13900 Conlan Circle, Suite 150
Charlotte, NC 28277

Robert Moton                             16,600                          5.13%
1406 Casa DeOro
Corpus Christi, TX 78411

Randall J. Asmo                           9,258                          2.86%
6360 Rings Road
Amlin, OH 43002

Juan F. Sotos, M.D.                       2,890                          0.89%
700 Children's Drive, Room ED 421
Columbus, OH 43205

Robert J. Tierney                           138                          0.04%
Dean of Education
University of British Columbia
2125 Main Mall, Room 2616
Vancouver, BC, Canada V6T 1Z4

All executive officers and directors
 as a group (6 persons)                 198,762(4)                      61.39%

(1)  Represents sole voting and investment power unless otherwise indicated.

(2)  Based on 323,775  shares of common stock  outstanding as of March 12, 2001.
     (3) Includes 1,255 shares owned by Mr. Davis' wife as to which Mr. Davis disclaims beneficial ownership.

(4) Includes the number of shares of common stock beneficially owned by all executive officers and directors as a group and 1,255 shares of common stock owned by Mrs. S. Robert Davis as to which Mr. Davis disclaims any beneficial ownership.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     An option to purchase stock was granted on May 10, 2000 to the Company Chairman, S. Robert Davis, holder of a $500,000 subordinated convertible note payable due August 1, 2000. In exchange for granting this option, S. Robert Davis agreed to extend the due date of his note, cancel the conversion feature associated with the note, and allow the Company to repay the debt over 20 quarterly installments of $25,000 starting in April 2000. The stock option entitles S. Robert Davis to purchase from the Company 100,000 shares at 1/8th over the closing bid price on the day of grant. The closing bid price on May 10, 2000 was $2.125 and therefore the exercise price is $2.25 per share. The option is only exercisable after May 10, 2003, three years after the date of the grant and expires on May 10, 2006, six years after the date of the grant.

     The Junior Library Guild entered into a lease with Mid-States Development Corp., which is 100% owned by the Company's Chairman, S. Robert Davis, to lease a warehouse and office facility in Union County, Ohio. The lease is for twenty years commencing November 1, 2000 with annual rents of $120,000 per year in years one through five, $132,000 per year during years six through ten, $145,200 per year during years 11 through 15, and $159,700 per year during years 16 through 20.

     In August 2000, the Board unanimously approved inviting Charles R. Davis to be a Director of the Company. Charles R. Davis is the son of S. Robert Davis, Company Chairman, and serves as President of CASCO INTERNATIONAL, INC. In addition to serving as Company Chairman, S. Robert Davis also serves as Chairman of the Board of CASCO INTERNATIONAL, INC.

     S. Robert Davis continued to defer his compensation during fiscal year 2000. At December 31, 2000, Mr. Davis' total deferred compensation was $496,577. Mr. Davis' deferred compensation earns interest at 7 percent. Interest on deferred compensation at December 31, 2000 was $46,541. On January 10, 2001, the Company paid Mr. Davis his deferred compensation and interest. Commencing January 1, 2001, the Company has resumed paying Mr. Davis his annual salary of $185,000.

     In November 2000, the Company received CASCO shares of common stock that were exercised for notes receivable by former employees as part of the spin off of the former subsidiary. The CASCO shares are currently being held as trading securities. See "Note 3, Notes Receivable from Stock Sales".


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

        Exhibit
        Number        Description of Document
        -------       -----------------------

        10(ae)        Non-Statutory Stock Option Agreement

        See Exhibit Index following the Financial Statements.

(b) Reports on Form 8-K filed by Media Source, Inc. during the quarter ending December 31, 1999.

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Media Source, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Media Source, Inc.
                                             (Registrant)


Dated:   March 29, 2001                    By:  /s/S. Robert Davis
                                               --------------------------------
                                                S. Robert Davis
                                                Chairman of the Board,
                                                President, and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Media Source, Inc. and in the capacities and on the date indicated.

Dated:   March 29, 2001                    By: /s/S. Robert Davis
                                               --------------------------------
                                               S. Robert Davis
                                               Chairman of the Board, President,
                                               and Director
                                               (Principal executive officer)


Dated:   March 29, 2001                    By: /s/Donald R. Hollenack
                                               --------------------------------
                                                Donald R. Hollenack
                                                Chief Financial Officer
                                                (Principal financial and
                                                 accounting officer)


Dated:   March 29, 2001                    By: /s/Randall J. Asmo
                                               ---------------------------------
                                                Randall J. Asmo
                                                Executive Vice President and
                                                Director


Dated:   March 29, 2001                    By: /s/Juan F. Sotos, M.D.
                                              ---------------------------------
                                                 Juan F. Sotos, M.D.
                                                 Director


Dated:   March 29, 2001                    By: /s/Robert J. Tierney
                                               ---------------------------------
                                                 Robert J. Tierney
                                                 Director


Dated:   March 29, 2001                    By: /s/Charles R. Davis
                                               ---------------------------------
                                                 Charles R. Davis
                                                 Director

                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page
                                                                        ----
Independent Auditors' Reports                                            17

Consolidated Balance Sheet at December 31, 2000                          18, 19

Consolidated Statements of Operations for the years
 ended December 31, 2000 and 1999                                        20

Consolidated Statements of Comprehensive Income (Loss)
 for the years ended December 31, 2000 and 1999                          21

Consolidated Statements of Stockholders' Equity for the
 years ended December 31, 2000 and 1999                                  22

Consolidated Statements of Cash Flows for the years ended
 December 31, 2000 and 1999                                              23

Notes to the Consolidated Financial Statements                           24 - 34

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Media Source, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheet of Media Source, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.



                                              /s/ Hausser + Taylor LLP


Columbus, Ohio
February 9, 2001



                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               December 31, 2000


                          ASSETS

Current Assets:

   Cash and cash equivalents                                   $1,374,825
   Trading securities, at market                                  433,134
   Accounts receivable, net of allowance for doubtful
      accounts of $65,000                                       1,330,163
   Inventory                                                    1,259,489
   Prepaid expenses                                               317,066
   Deferred income taxes                                          291,000
                                                                ---------

            Total current assets                                5,005,677
                                                                ---------



Equipment, net of accumulated depreciation of $174,555             80,954
                                                                ---------


Other assets:

   Cost in excess of net assets acquired, net of accumulated
       amortization of $1,103,000                               1,618,696
   Other                                                           13,756
                                                                ---------

            Total other assets                                  1,632,452
                                                                ---------









TOTAL ASSETS                                                   $6,719,083
                                                               ==========





                     The accompanying notes are an integral
                 part of the consolidated financial statements.





                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                December 31, 2000


        LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities:

  Accounts payable                                            $    674,129
  Accrued liabilities                                               62,643
  Accrued salary and interest - officer                            543,118
  Accrued tax liabilities                                          201,908
  Deferred revenue                                               2,283,346
  Current portion of long-term debt obligations                    100,000
                                                                 ---------

     Total current liabilities                                   3,865,144
                                                                 ---------

  Long-term debt                                                   300,000
  Deferred income taxes                                            191,000
                                                                 ---------

     Total liabilities                                           4,356,144
                                                                 ---------


Stockholders' Equity

  Preferred shares: $.01 par value; authorized 300,000
     shares; none issued and outstanding                              --
  Common shares: $.01 par value; authorized 500,000
     shares; issued 343,137 shares                                   3,431
  Capital in excess of stated value                             21,815,126
  Notes receivable from stock sales                               (704,013)
  Accumulated deficit                                          (18,492,782)
                                                               ------------
                                                                 2,621,762


  Less shares of common stock in treasury of 19,361 at cost       (258,823)
                                                               ------------

     Total stockholders' equity                                  2,362,939
                                                               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  6,719,083
                                                               ===========





                     The accompanying notes are an integral
                 part of the consolidated financial statements.






                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years ended December 31
                                                  -----------------------
                                                  2000              1999
                                                  ----              ----


Revenues                                        $ 4,282,725    $ 3,297,322
Costs of goods sold                               1,372,582      1,625,445
                                                -----------    -----------
Gross profit                                      2,910,143      1,671,877



Operating expenses:
     Selling, general and administrative          2,107,947      1,825,155
     Depreciation and amortization                   75,622        149,441
                                                -----------    ------------
     Income (loss) from operations                  726,574     (  302,719)
Other income (expense):
     Interest, net                                  (41,117)      (180,013)
     Gain on the settlement of trade payables       102,847           --
     Gain on the disposal of assets                 213,510           --
     Realized loss on investments                  (104,746)          --
     Unrealized loss on investments                ( 64,679)     (  29,715)
     Other                                             --           69,252
                                                ------------   ------------
Income (loss) from continuing operations
   before income taxes                              832,389      ( 443,195)
Benefit from income taxes                           100,000           --
                                                ------------   ------------
Income (loss) from continuing operations            932,389      ( 443,195)
Gain from discontinued operations                   622,273          4,024
                                                ------------   ------------
NET INCOME (LOSS)                               $ 1,554,662    $  (439,171)
                                                ============   ============
Basic earnings per common share:
     Income (loss) from continuing operations   $      2.88    $     (1.35)
     Gain from discontinued operations          $      1.92    $      0.01
                                                ------------   ------------
     Net income (loss)                          $      4.80    $     (1.34)
                                                ============   ============

Weighted average number of common
     shares outstanding                             323,775        328,200
                                                ============   ============

Diluted earnings per common share:
     Income (loss) from continuing operations   $      2.82    $     (1.35)
     Gain from discontinued operations          $      1.88    $      0.01
                                                ------------   ------------
     Net income (loss)                          $      4.70    $     (1.34)
                                                ============   ============

Weighted average number of common
     shares outstanding                             329,897        328,200
                                                ============   ============



                     The accompanying notes are an integral
                 part of the consolidated financial statements.




                      MEDIA SOURCE, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                          Years ended December 31
                                          -----------------------

                                            2000           1999
                                            ----           ----

NET INCOME (LOSS)                       $ 1,554,662    $(  439,171)
Unrealized loss on securities
  available for sale (net of tax)             --           (12,900)
Reclassification of securities from
  available for sale to trading
  (net of tax)                               12,900           --
                                        -----------    ------------
COMPREHENSIVE NET INCOME (LOSS)         $ 1,567,562    $(  452,071)
                                        ===========    ============





                     The accompanying notes are an integral
                 part of the consolidated financial statements.






                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 For the years ended December 31, 2000 and 1999
                 ----------------------------------------------


                                                                Notes
                                                  Capital     Receivable
                                                 In Excess       From
                                 Shares            of Par        Stock
                                 Issued  Amount     Value        Sales
                                 ------  ------    -------       -----

Balance December 31, 1998       343,137 $ 3,431  $21,974,029  $(902,373)

Unrealized loss on
     Investments available
     for sale, net of tax
Net loss
                                -------   -----   ----------   ---------
Balance December 31, 1999       343,137   3,431   21,974,029   (902,373)

Reclassification of securities
    from available for sale to
    trading, net of tax
Retirement of note
    receivable from stock sales                     (158,903)   198,360
Net income
                                -------    -----  ----------   ---------
Balance December 31, 2000       343,137  $ 3,431 $21,815,126  $(704,013)
                                =======    =====  ==========   =========



                             Unrealized
                              Loss on   Accumulated    Treasury
                             Securities    Deficit       Stock        Total
                             ----------    -------       -----        -----

Balance December 31, 1998    $   --      $(19,608,273)  $(241,123)   $1,225,691
Unrealized loss on
     Investments available
     for sale, net of tax     (12,900)                                  (12,900)
Net loss                                    (439,171)                  (439,171)
                              --------   ------------    ---------     ---------
Balance December 31, 1999     (12,900)   (20,047,444)    (241,123)      773,620

Reclassification of securities
    from available for sale to
    trading, net of tax        12,900                                    12,900
Retirement of note
    receivable from stock sales                            (17,700)      21,757
Net income                                 1,554,662                  1,554,662
                              --------   ------------    ---------    ----------
Balance December 31, 2000    $   --     $(18,492,782)    $(258,823)  $2,362,939
                              =========  ============    ==========   ==========





                     The accompanying notes are an integral
                 part of the consolidated financial statements.




                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Years ended December 31
                                                   -----------------------

                                                     2000             1999
                                                     ----             ----

Cash Flow from Operations:
  Income (loss) from continuing operations         $ 932,389       $(443,195)
  Reconciliation to net cash flow used in continuing
    operations:
    Depreciation and amortization                     75,622         149,441
    Deferred income taxes                           (100,000)           --
    Gain on the settlement of trade payables        (102,847)           --
    Gain on disposal of assets                      (213,510)        ( 3,000)
    Realized loss on investments                     104,746            --
    Unrealized loss on investments                    64,679          29,715
    Changes in working capital items of continuing
           operations:
      Accounts receivable                           (467,046)       (230,456)
      Inventory                                     (255,794)        267,646
      Prepaid expenses and other assets             (119,403)        (56,542)
      Accounts payable and accrued liabilities       562,499         201,414
      Deferred revenue                               488,961         225,493
                                                     -------         -------
  Net cash provided by continuing operations         970,296         140,516
                                                     -------         -------
  Net cash provided by (used in) discontinued
      operations                                   (  32,748)         30,329
                                                     -------         -------
  Net cash provided by operations                    937,548         170,845
                                                     -------         -------
Cash Flow from Investing Activities:
    Payments for purchases of property and equipment (59,579)        (11,253)
    Proceeds from sale of property and equipment   1,451,246           3,000
    Payments for purchases of trading securities  (1,251,940)       (385,622)
    Proceeds from the sale of trading securities   1,113,842              --
                                                   ---------         -------

  Net cash flow provided by (used in) investing
   activities                                      1,253,569        (393,875)
                                                   ---------        --------

Cash Flow from Financing Activities:
    Proceeds from settlement of note receivable          --          150,000
    Payments on debt obligations                    (745,897)       (120,797)
    Payments on subordinated debt                   (875,000)             --
                                                    --------        --------
  Net cash flow provided by (used in) financing
   activities                                     (1,620,897)         29,203
                                                  ----------        --------

Increase (decrease) in cash                          570,220        (193,827)

Cash, beginning of year                              804,605         998,432
                                                  ----------         -------
Cash, end of year                               $  1,374,825    $    804,605
                                                  ==========         =======





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

Investments

     The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that debt and equity securities be classified as one of the following three categories: trading, available-for-sale, or held-to-maturity. Trading securities are reported at fair value and unrealized gains and losses are included in income. Securities that are classified as available-for-sale are reported at fair value and any unrealized gains or losses are reported as comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income".

     At December 31, 2000, the Company had gross unrealized gains of $24,143 and gross unrealized losses of $118,537 on common stock investments classified as trading securities with a fair market value of $433,134 and cost of $527,528. At December 31, 1999, the Company had gross unrealized gains of $9,067 and gross unrealized losses of $38,782 on common stock investments classified as trading securities with a fair market value of $355,907 and cost of $385,622.

     During 2000, the Company reassessed the classification of available-for-sale securities, and transferred this investment to the trading category. Therefore, at December 31, 2000, the Company did not have securities classified as available-for-sale. As a result of this classification, the gross unrealized loss of $12,900 included in comprehensive income at December 31, 1999 has been recognized in the consolidated statement of opertaions at December 31, 2000. At December 31, 1999, gross unrealized losses of $12,900 were recognized on common stock investments classified as available-for-sale with a fair market value of $73,900 and a cost of $86,800

Accounts Receivable

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

Prepaid Expenses

     Prepaid expenses at December 31, 2000 include approximately $213,000, of prepaid selling costs for the sales of book subscriptions. Such costs are directly attributable to the selling of subscriptions and are expensed in the year the related sales occur.

Buildings  and Equipment

     Buildings and equipment are recorded at cost and depreciated over their estimated useful life on the straight-line method. Estimated useful lives range from three to thirty-one years. Major repairs and improvements are capitalized; minor repairs are expensed as incurred. Depreciation expense for the years ended December 31, 2000 totaled approximately $27,000.

     On January 25, 2000, assets which were previously held for disposal at December 31, 1999, with a net book value of $1.2 million, were sold for $1.6 million. The Company recognized a gain on the sale of approximately $254,000. These assets consisted of a warehouse, office facility and real estate in Worthington, Ohio, which JLG used on a temporary basis. JLG moved and leased a new warehouse and office facility located in Union County, Ohio in November 2000.

Cost In Excess of Net Assets Acquired and Other Assets

     The majority of cost in excess of net assets acquired is amortized on a straight-line basis over 40 years. Management periodically evaluates its accounting for cost in excess of net assets acquired by considering such factors as historical performance, current operating results, and future operating income. At each balance sheet date, the Company evaluates the reasonableness of goodwill based upon expectations of nondiscounted cash flows from operations and eventual disposition for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 2000. Based on this periodic review, management believes that the carrying value of cost in excess of net assets acquired is reasonable and the amortization period is appropriate. Amortization expense on cost in excess of net assets acquired for the years ended December 31, 2000 and 1999 totaled approximately $48,000 per year.

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

     Management has reviewed long-lived assets and intangible assets including goodwill and determined that impairment adjustments were not deemed to be necessary at December 31, 2000.

Deferred Revenue

     Deferred revenue represents customer prepayments for goods and services that the Company will deliver in the future. Upon delivery of such goods and services, deferred revenues are recognized as revenues.

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all short-term instruments purchased with a maturity of three months or less to be cash equivalents. Included in cash at December 31, 2000 are three certificate of deposits with balances of approximately $560,000 that mature within four months of year-end.

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

Stock-Based Compensation

     The Company has stock option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based
Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been recognized for the Company's stock options plans it would have been determined based on the fair value at the grant date of the awards in 2000, the Company's net earnings and earnings per share would have been reduced to the proforma amounts indicated below:



                                                        2000
                                                        ----
Net income - as reported                          $1,554,662
Net income - pro forma                            $1,539,044
Basic earnings per common share - as reported     $     4.80
Basic earnings per common share - pro forma       $     4.75
Diluted earnings per common share - as reported   $     4.70
Diluted earnings per common share - pro forma $ 4.66 Weighted -average fair value of options granted
 during the year                                  $     2.25


     For the year ended December 31, 1999, there were no options granted and the Company's stock price was below the exercise price for all outstanding options. Therefore, management deemed it unlikely that these options would be exercised over this period and the disclosures required by SFAS 123 were not applicable.

     The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended:

                                                        2000
                                                        ----

Risk-free interest rate                                 6.0%
Dividend yield                                          0.0%
Volatility factor                                      51.10%
Weighted average expected life in years                 6.0

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require input of highly subjective assumptions including the expected stock price volatility. The Company uses projected volatility rates which are based upon historical volatility rates trended into the future. Because the Company's stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a single measure of the fair value of the Company's options.

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

Fair Value of Financial Instruments

     SFAS No. 107, "Disclosure about the Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies as applicable. The fair value of all current assets (except investments) and liabilities approximate fair value because of their short-term nature. The fair value of the Company's long-term debt was estimated based on current rates for debt with similar remaining maturities.

        See Investments section above for disclosure of investments.

Reclassification

     Certain  1999  amounts  have  been   reclassified   to  conform  with  2000
presentation.


2.  STOCK OPTIONS, WARRANTS AND STOCK APPRECIATION RIGHTS

     At December 31, 2000, there were no shares of the Company reserved for issuance under the incentive stock option plan, 100,000 shares were reserved under the non-statutory stock options, and 6,710 shares were reserved under outstanding warrants. Information for the stock options and warrants is summarized as follows:

                                                Years ended December 31,
                                                ------------------------
                                                2000                 1999
Incentive Stock Option Plan                     ----                 ----
---------------------------
Outstanding, beginning of year                    0                12,033
    Granted                                       0                     0
    Canceled                                      0               (12,033)
    Exercised                                     0                     0
                                               -----              --------
Outstanding, end of year                          0                     0
                                               =====              ========

Exercise price range of options outstanding      --                   --

Exercise price range of options exercised
  during the year                                --                   --

Non-Statutory Stock Options
---------------------------
Outstanding, beginning of year                6,500                 7,656
    Granted                                 100,000                     0
    Canceled                                 (6,500)               (1,156)
    Exercised                                     0                     0
                                            -------                 ------
Outstanding, end of year                    100,000                 6,500
                                            =======                 =====
Exercise price range of options outstanding   $2.25      $35.00 to $50.00

Exercise price range of options exercised
  during the year                               --                    --

Warrants
--------
Outstanding, beginning of year               11,999                14,499
    Granted                                       0                     0
    Canceled                                 (5,289)               (2,500)
    Exercised                                     0                     0
                                            -------                -------
Outstanding, end of year                      6,710                11,999
                                            =======                =======

Exercise price range of warrants
  outstanding                      $23.75 to $45.00      $23.75 to $45.00

Exercise price range of warrants
  exercised during the year                     --                     --

     There were no Incentive Stock Options outstanding in 2000 due to the Company canceling all of the options in 1999 that were granted from the Company's 1993 Incentive Stock Option Plan.

     The non-statutory options were granted to S. Robert Davis in exchange for allowing the Company to restructure his $500,000 subordinated note payable originally due August 1, 2000. The non-statutory options are priced at the fair market value on the date of grant. All of the non-statutory options outstanding at December 31, 2000, are exercisable after May 10, 2003 and expire after May 10, 2006. In 2000, 6,500 non-statutory options expired.

     Warrants to purchase 11,999 shares of Media Source, Inc. common stock were issued in connection with the Company's ability to raise additional capital. The warrants are priced at either the market value of the common stock at date of the agreement to issue the warrants, or 1/8 above the market value of the common stock at date of issuance of the warrant. All of the warrants are exercisable and expire various dates through January, 2003. Five thousand warrants expired and 289 warrants were cancelled in 2000.

     A summary of options and warrants outstanding at December 31, 2000, is as follows:

                                                                       Company
                                                                       Proceeds
Date Granted or                 Shares          Shares                   Upon
Issued                          Reserved        Exercisable   Price    Exercise
---------------                 --------        -----------   -----    --------

Non-Statutory Stock Options:
    May 10, 2003                 100,000              0        $2.250  $ 225,000
                                 -------         ---------     ------  ---------

Warrants:
    December 24, 1997              2,500          2,500         37.50     93,750
    January 23, 1998               4,210          4,210         23.75     99,988
                                 -------         ---------     -------  --------
                                   6,710          6,710                  193,738
                                 -------         ---------              --------

Total Options and Warrants       106,710          6,710                $ 418,738
                                 =======          =====                 ========


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

     The Company offered its former employees, which pledged as collateral for the notes their exercised shares of common stock as well as the dividend stock they received as part of the spin off of the former subsidiary CASCO, the option of canceling the notes and transferring their shares of common stock to the Company in lieu of payment. The former employees accepted the Company's offer. Using the stock closing prices on November 7th of $1.531 for the CASCO shares and November 11thof $4.000 for the Media Source shares, the Company rescinded approximately $198,000 in notes, converted the Media Source shares of common stock into the Company's name as treasury stock, and retained the CASCO shares of common stock as an investment. In addition, as a result of this transaction, the Company recorded a reduction of approximately $159,000 to capital in excess of stated value.

     The notes for S. Robert Davis, Randall J. Asmo and Charles R. Davis, have been extended for an additional two years.


4.  DEBT OBLIGATIONS

        Debt obligations consisted of the following:

                                                        2000
                                                        ----
Subordinated  note payable with
interest payable quarterly at 8.5 percent,
due July 31, 2001 - personally  guaranteed
by S. Robert Davis, Chairman of Media
Source, Inc.                                          $       --


Mortgage payable with interest at prime plus
1 1/4 percent; principal and interest payable
in monthly installments of $11,280, maturing on
March 1, 2007, collateralized by office and
warehouse facility.   Prime rate at
December 31, 1999 was 8.50%.                                  --

Second  mortgage  note payable with  interest
at 12.825  percent;  principal and
interest  payable in monthly  installments
of $5,313,  maturing  on November 1,
2008, collateralized by office and warehouse facility         --


Subordinated  note payable with interest
payable  quarterly at 12 percent,  due
August 1, 2000, 85 percent of face value
of notes  convertible into common stock
after one year from purchase at conversion
prices of $37.50 - $55.00.  The notes
payable are to S. Robert  Davis,  Chairman
of Media  Source,  Inc. and are to be
paid in quarterly installments of $25,000                400,000


Subordinated note payable with interest
payable quarterly at 10 percent,  due in
2005                                                          --
                                                        --------

Total debt obligations                                   400,000
Less short-term obligations                              100,000
                                                         -------
Total long-term obligations                           $  300,000
                                                         =======

Future maturities on debt as of December 31, 2000 and during the next five years and thereafter are as follows:



                2001              $   100,000
                2002                  100,000
                2003                  100,000
                2004                  100,000
                                      -------
                                   $  400,000
                                      =======

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

     On March 8, 2000, the Company retired a $250,000 subordinated note that was due December 31, 2005.

     On November 2, 2000, the Company retired a $200,000 subordinated note that was due July 31, 2001.


5.  LEASE OBLIGATIONS

     Operating leases are principally for office and warehouse facilities and vehicles. Rent expense under operating leases amounted to approximately $236,000 and $50,000 for the years ending December 31, 2000 and 1999, respectively. Future minimum lease payments under leases are as follows:

                Year Ended
                December 31,               Operating
                ------------               ---------
                    2001                 $     131,721
                    2002                       120,000
                    2003                       120,000
                    2004                       120,000
                    2005                       122,000
                Thereafter                   2,162,480
                                             ---------
                                          $  2,776,201
                                             =========

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

     For the years ended 2000 and 1999, the provision (benefit) for income taxes consisted of the following:


                                        December 31,            December 31,
                                            2000                    1999
Current                                 -------------            -------------
     Federal                            $     --                $      --
     State and local                          --                       --
                                        -------------           --------------
Net current                             $     --                $      --
                                        -------------           --------------

Deferred
     Federal                            $   100,000             $      --
     State and local                          4,400                    --
     Utilization of net operating losses    430,000                    --
     Decrease in valuation allowance       (634,400)                   --
                                        -------------           --------------
Net Deferred                            $  (100,000)            $      --
                                        -------------           --------------
Net benefit for taxes                   $  (100,000)            $      --
                                        =============           ==============

The following sets forth the differences between the provision for income taxes computed at the federal statutory rate of 34% and that reported for financial statement purposes:


                                        December 31,             December 31,
                                            2000                     1999
                                            ----                     ----

Provision (benefit) for taxes
        at statutory rate           $      495,000                  $ (153,000)

Adjustment to valuation allowance         (634,400)                    153,000
State income taxes, net of federal
        income tax provision                22,000                         --
Tax effect of permanent differences          3,000                         --
Other                                       14,400                         --
                                         ---------                     ---------
Total provision (benefit) for income
        taxes                         $   (100,000)                 $      --
                                         =========                     =========

     Temporary differences between income for financial reporting purposes and tax reporting purposes relate primarily to accounting methods for doubtful accounts, inventory costs, accrued and prepaid expenses and reserves, and depreciation and amortization expense.

     The components of net deferred tax assets as of December 31, 2000 are as follows:

Assets
   Provision for doubtful accounts              $        23,000
   Inventory costs capitalized for
     tax purposes                                        31,000
   Inventory Reserve                                    174,000
   Accruals and reserves to be expensed
     as paid for tax purposes                           110,000
   Other                                                  8,000
   Unrealized loss on trading securities                 34,000
   Unrealized loss on available for sale
       securities                                           -
   Net operating loss carryforwards                   5,787,000
                                                      ---------
                                                      6,167,000
   Less valuation allowance                          (5,785,000)
   Deferred tax asset, net of                         ---------
     valuation allowance                                382,000
                                                      ---------
Liabilities:
    Costs deducted as paid for
      tax purposes                                      (91,000)
    Excess of tax over financial
      accounting depreciation and
      amortization                                     (191,000)
                                                      ---------
                                                       (282,000)
                                                      ---------

Net deferred tax asset                           $      100,000
                                                      =========

     Under SFAS No. 109, if on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. In 1999, management believed that more likely than not, the gross deferred tax assets would not be realized and a valuation allowance was recorded to offset gross deferred tax assets. During 2000, $534,400 of the valuation allowance was reversed because the Company sold certain real property and generated taxable income from operations. In addition, in management's opinion, it is more likely than not, that a portion of the gross deferred tax assets will be realized through future taxable earnings or tax planning strategies and accordingly, the allowance was further reduced by $100,000 in the consolidated balance sheet at December 31, 2000.

     The Company used approximately $1,210,000 of Federal operating loss carryforwards to offset current federal income tax for the year ended December 31, 2000.

     At December 31, 2000, operating loss carryforwards of approximately $16.3 million are available to offset future taxable income and will expire during the years 2007 through 2020.

7.  DISCONTINUED OPERATIONS

     Effective on the close of business on June 25, 1998, the Company sold certain of its assets relating to the book fair business, operated by Pages Book Fairs, Inc., its wholly-owned subsidiary, for approximately $10.5 million. These assets included inventory, display cases, and customer lists. The Company has discontinued its book fair business and the accompanying financial statements reflect the results from the book fair business as discontinued operations. The Company continues to sell its remaining children's literature inventory.

     Operating results for PBF are included in the discontinued operations line of the financial statements. Revenues for PBF were approximately $53,000 for 2000 and $188,000 for 1999, respectively. Net income was approximately $760,000 in 2000 and $4,000 for 1999, respectively. Included in the 2000 net income was a gain on the Illinois sales tax settlement of approximately $612,000.

     The components of net assets for the PBF discontinued operations included in the consolidated balance sheet at December 31, 2000 is as follows:


                                                        December 31,
                                                            2000
                                                        ------------

  Cash                                              $      8,313
  Other assets                                               --
  Accounts payable                                      (194,448)
  Accrued liabilities                                   (101,908)
  Long-term debt obligations                                 --


8.   SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION

     Cash paid for interest during the years ended December 31, 2000 and 1999, aggregated approximately $90,000 and $215,000 and cash paid for income taxes was approximately $0 and $357, respectively.


9.  RETIREMENT PLAN

     In October 1999, the Company established a new defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan was effective January 2000 and covers all eligible employees. Employees become eligible upon reaching age 21 and completing a year of service. The Company does not contribute into the Plan.


10.  EARNINGS PER SHARE

     The following table represents the computation of basic and diluted earnings per share.

                                                Year Ended December 31,
                                                -----------------------
                                                2000               1999
                                                ----               ----
Basic Earnings Per Share:
Weighted average number of common
        shares outstanding                      323,775         328,200
                                            ===========    ============
Income (loss) from continuing operations    $   932,389    $   (443,195)
Discontinued operations                         622,273           4,024
                                            -----------    ------------
Net income (loss) available to common
        stockholders                        $ 1,554,662    $   (439,171)
                                            ===========    ============
Income (loss) per common share:
Income (loss) from continuing operations    $      2.88    $      (1.35)
Discontinued operations                            1.92            0.01
                                            -----------    ------------
Basic earnings (loss) per share             $      4.80    $      (1.34)
                                            ===========    ============


Diluted Earnings Per Share:
Weighted average number of common
        shares outstanding - basic              323,775         328,200

Effect of Diluted Securities:
Dilutive stock options                            6,122             --
                                            -----------    ------------
Dilutive potential common shares                329,897         328,200
                                            ===========    ============

Income (loss) per common share:
Income (loss) from continuing operations    $   932,389    $   (443,195)
Discontinued operations                         622,273           4,024
                                            -----------    -------------
Net income (loss) available to common
  stockholders and assumed conversions      $ 1,554,662    $   (439,171)
                                            ===========    =============

Diluted earnings (loss) per common share:
Income (loss) from continuing operations    $      2.82    $      (1.35)
Discontinued operations                            1.88            0.01
                                            -----------    -------------
Diluted earnings (loss) per share           $      4.70    $      (1.34)
                                            ===========    =============


     At December 31, 1999 options and warrants were outstanding during the period but were not included in the computation of dilutive EPS because the potential common stock was not "in-the-money" and would have been antidilutive.


11.  RELATED PARTY TRANSACTIONS

     S. Robert Davis continued to defer his compensation during fiscal year 2000. At December 31, 2000, Mr. Davis' total deferred compensation was $496,577. Mr. Davis' deferred compensation earns interest at 7 percent. Interest on deferred compensation at December 31, 2000 was $46,541. On January 10, 2001, the Company paid Mr. Davis his deferred compensation and interest. Commencing January 1, 2001, the Company has resumed paying Mr. Davis his annual salary of $185,000.

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

                                 EXHIBIT INDEX
                         MEDIA SOURCE, INC. FORM 10-KSB
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2000


(a) 1. Financial Statements. See Index to Consolidated Financial Statements and Financial Schedule on page 16.

     2. Exhibits. The following exhibits are required to be filed as part of this report:

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

10(ab)7         Exhibit A to Option to Purchase Shares of Preferred Stock dated
                10/31/99.

10(ac)8         Audit Committee Charter.

10(ad)8 Lease dated September 8, 2000 for Junior Library Guild warehouse and office facility.

10(ae)9         Non-Statutory Stock Option Agreement.

21              Subsidiaries of Media Source, Inc.

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

8 Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, File Number 0-10475, filed in Washington, D.C.

9 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, File Number 0-10475, filed in Washington, D.C.

                                   EXHIBIT 21
                                SUBSIDIARIES OF
                               MEDIA SOURCE, INC.


                                         State of        Percent of Stock
Name of Subsidiary                      Incorporation   Owned by Registrant
------------------                      -------------   -------------------
PAGES BOOK FAIRS, INC.                  Florida                 100%

MT LIBRARY SERVICES, INC.               Florida                 100%