Form 10QSB
period 2001-03-31
MEDIA SOURCE INC
filed 2001-05-11
CIK 354564

UNITED STATES
                       SECURITIES AND EXHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

 (Mark one)
       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

                                       OR

       [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________
                         Commission File Number 0-10475

                               MEDIA SOURCE, INC.

        (Exact name of small business issuer as specified in its charter)

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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of share  outstanding  of each of the issuer's  classes of
common  equity,  as  of  the  latest  practical  date:   323,775  common  shares
outstanding, each with $0.01 par value, as of April 30, 2001.

Transitional Small Business Disclosure Format (Check one): YES        NO   X.

                               MEDIA SOURCE, INC.
                                  FORM 10-QSB
                                     INDEX


Part I - Financial Information

     Item 1 - Financial Statements (unaudited)

          Consolidated Balance Sheet - March 31, 2001

          Consolidated Statements of Operations - Three Months ended
                                                  March 31, 2001 and 2000

          Consolidated Statements of Cash Flows - Three Months ended
                                                  March 31, 2001 and 2000

          Notes to Financial Statements

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other information

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               MEDIA SOURCE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 March 31, 2001
                                  (Unaudited)

                ASSETS

Current Assets:
     Cash and cash equivalents ...................................    $  818,326
     Trading securities, at market                                       291,979
     Accounts receivable, net of allowance for doubtful
     accounts of $65,000 .........................................       789,123
     Inventory ...................................................     1,179,453
     Prepaid expenses ............................................       296,779
     Note receivable .............................................       400,000
     Deferred income taxes .......................................       342,500
                                                                      ----------

               Total current assets                                    4,118,160


Equipment, net of accumulated depreciation of $179,783 ...........        82,411




Other Assets:
     Cost in excess of net assets acquired, net of accumulated
       amortization of $1,115,052 ................................     1,606,644
     Other .......................................................        20,956
                                                                      ----------

               Total other assets ................................     1,627,600



                                                                      ----------
TOTAL ASSETS .....................................................    $5,828,171
                                                                      ==========





                             See accompanying notes





                               MEDIA SOURCE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 March 31, 2001
                                  (Unaudited)


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ..........................................   $    463,495
     Accrued liabilities .......................................         82,497
     Accrued tax liabilities ...................................        201,908
     Deferred revenue ..........................................      2,021,502
     Current portion of long-term debt obligations .............        100,000
                                                                   -------------

               Total current liabilities .......................      2,869,402



Long-term debt .................................................        275,000
Deferred income taxes ..........................................        191,000
                                                                   -------------

               Total liabilities ...............................      3,335,402



Stockholders' Equity:

    Preferred shares: $.01 par value; 300,000 shares authorized;
      no shares issued or outstanding
     Common shares: $.01 par value; 500,000 shares authorized; .          3,431
       343,137 issued and outstanding
     Capital in excess of stated value .........................     21,815,129
     Notes receivable from stock sales .........................       (704,013)
     Accumulated deficit .......................................    (18,362,955)
                                                                   -------------

                                                                      2,751,592

     Less shares of common stock in treasury of 19,361 at cost .       (258,823)

                                                                   -------------
               Total stockholders' equity ......................      2,492,769

                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .....................   $  5,828,171
                                                                   =============




                             See accompanying notes




                               MEDIA SOURCE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three months ended March 31,
                                                       -------------------------
                                                          2001          2000
                                                       -----------  ------------
                                                              (unaudited)


Revenues ...........................................   $ 1,323,476  $   957,415
Costs of goods sold ................................       466,158      360,657
                                                       -----------  ------------
Gross profit .......................................       857,318      596,758

Operating expenses:
     Selling, general and administrative ...........       602,943      509,781
     Depreciation and amortization .................        17,279       28,615
                                                        ----------   -----------
Total operating expenses ...........................       620,222      538,396

                                                        ----------   -----------
Income from operations .............................       237,096       58,362


Other income (expense)
     Interest, net .................................        (1,183)     (12,884)
     Gain on the settlement of trade payables ......          --         31,787
     Gain on the sales of assets ...................          --        262,229
     Realized gain (loss) on investments ...........       (15,648)     158,783
     Unrealized gain (loss) on investments .........      (126,938)      27,673
     Other .........................................         1,500         --
                                                        -----------   ----------
Total other income (expense) .......................      (142,269)     467,588

                                                        -----------   ----------
Income from continuing operations before taxes .....        94,827      525,950
Income tax benefit .................................        35,000         --
                                                        -----------   ----------
Income from continuing operations ..................       129,827      525,950
Gain from discontinued operations ..................          --         15,275
                                                        -----------   ----------

NET INCOME .........................................   $   129,827  $   541,225
                                                        ===========   ==========

Basic earnings per common share:
     Income from continuing operations .............   $      0.40  $      1.60
     Income from discontinued operations ...........          --           0.05
                                                        -----------   ----------
     Net income ....................................   $      0.40  $      1.65
                                                        ===========   ==========

Weighted average number of common shares outstanding       323,775      328,200
                                                        ===========   ==========
Diluted earnings per common share:
     Income from continuing operations .............   $      0.36  $      1.60
     Income from discontinued operations ...........          --           0.05
                                                        -----------   ----------
     Net income ....................................   $      0.36  $      1.65
                                                        ===========   ==========

Weighted average number of common shares outstanding       362,565      328,200
                                                        ===========   ==========


                             See accompanying notes


                               MEDIA SOURCE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Three months ended March 31,
                                                    ----------------------------
                                                         2001           2000
                                                      -----------    -----------
                                                              (unaudited)

Cash Flow from Operations:
Income from continuing operations ................   $   129,827    $   525,950
Reconciliation to net cash flow used in continuing operations:
     Depreciation and amortization ...............        17,279         28,615
     Gain on the sale of fixed assets.............          --         (262,229)
     Gain on the settlement of trade payables ....          --          (31,787)
     Realized (gain) loss on investments ........         15,648       (158,783)
     Unrealized (gain) loss on investments ........      126,938        (27,673)
     Deferred income taxes ........................      (35,000)
Changes in working capital items of continuing operations:
     Accounts receivable ..........................      538,107        340,757
     Inventory ....................................       80,036        170,382
     Prepaid expenses and other assets ............         (480)       (44,450)
     Accounts payable and accrued liabilities .....     (733,899)       (67,798)
     Deferred revenue .............................     (261,837)      (248,989)
                                                        ---------      ---------

Net cash provided by (used in) continuing operations .. (123,381)       223,995
Net cash used in discontinued operations ..............     --          (26,889)
                                                        ---------      ---------
Net cash provided by (used in) operations ............. (123,381)       197,106


Cash flow from investing activities:
     Issuance of note receivable .....................  (400,000)          --
     Payments for purchase of property and equipment      (6,685)
     Proceeds from the sale of property and equipment       --        1,448,400
     Payments for purchase of trading securities .....    (1,433)      (721,989)
     Proceeds from the sale of  trading securities ...      --          590,737
                                                        ---------     ----------
Net cash provided by (used in) investing activities ..  (408,118)     1,317,148

Cash flow from financing activities:
     Payments on debt obligations ....................      --         (745,897)
     Payments on subordinated debt issued ............   (25,000)      (575,000)
                                                        ---------    -----------
Net cash used in financing activities ................   (25,000)    (1,320,897)

Increase (decrease) in cash ......................      (556,499)       193,357

Cash, beginning of period ........................     1,374,825        804,605
                                                       ----------    -----------

Cash, end of period ..............................   $   818,326    $   997,962
                                                       ==========    ===========



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

     Media Source, Inc. (the "Company"), through MT Library Services, Inc., its wholly-owned subsidiary, operates Junior Library Guild, a subscription service that distributes first print, award winning children's books. The Company has its own editorial division that reviews books in the manuscript stage and makes selections for fifteen reading levels. The Company markets its book subscriptions and children's literature through a network of trained telephone sales representatives directly to public libraries and both private and public schools.

     The interim consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual financial statements and notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2000.


Note 2.  Debt Obligations

     At quarter ended March 31, 2001, the Company had $375,000 in subordinated note payables bearing interest of 12% due in quarterly installments of $25,000. Subsequent to March 31, 2001, the Company made a $100,000 payment on the subordinated note payables thereby reducing the outstanding balance to $275,000.


Note 3.  Supplemental Cash Flow Information

     Cash payments during the three months ended March 31, 2001 and 2000, included interest of approximately $11,000 and $81,000, respectively, and income taxes of approximately $17,000 and $0, respectively.


Note 4.  Income Taxes

     There was no income tax provision for the three months ended March 31, 2001, due to the availability of net operating loss carryforwards and a reduction in the valuation allowance resulting in a deferred tax benefit equal to the provision for the quarter. Estimated income tax rates based on annualized income were taken into consideration.

Note 5. Earnings Per Share

     The following table represents the computation of basic and diluted earnings per share.


                                                  Three months ended March 31,
                                                  ----------------------------
                                                        2001        2000
                                                      ---------   --------
                                                            (unaudited)

Basic and Diluted Earnings Per Share:
Weighted average number of common shares outstanding    323,775    328,200
                                                       ========   ========

Income from continuing operations ..................   $129,827   $525,950
Gain from discontinued operations ..................       --       15,275
                                                       --------   --------
Net income available to common stockholders ........   $129,827   $541,225
                                                       ========   ========

Income per common share:
Income from continuing operations ..................   $   0.40   $   1.60
Gain from discontinued operations ..................       --         0.05
                                                       --------   --------
Net income per share ...............................   $   0.40   $   1.65
                                                       ========   ========


Diluted Earnings Per Share:
Weighted average number of common shares
  outstanding - basic ..............................    323,775    328,200

Effect of Diluted Securities:
Dilutive stock options .............................     38,790       --
                                                        -------    -------
Dilutive potential common shares ...................    362,565    328,200
                                                        =======    =======


Income from continuing operations ..................   $129,827   $525,950
Gain from discontinued operations ..................       --       15,275
                                                       --------   --------
Net income available to common stockholders and
   assumed conversions .............................   $129,827   $541,225
                                                       ========   ========

Diluted earnings per common share:
Income from continuing operations ..................   $   0.36   $   1.60
Gain from discontinued operations ..................       --         0.05
                                                       --------   --------
Net income per share ...............................   $   0.36   $   1.65
                                                       ========   ========


     At March 31, 2000 options and warrants were outstanding during the periods but were not included in the computation of dilutive EPS because the potential common stock was not "in-the-money".


Note 6. Related Party Transactions

     On February 26, 2001, Pages Book Fairs, Inc. entered into an agreement to loan $400,000 to Diamondback Homes, Inc. The promissory note bears interest at 8% and the principal plus accrued interest shall be due and payable on December 15, 2001. Company Chairman S. Robert Davis owns 50% of the Diamondback Homes.

     On April 13, 2001, the Company paid Charles R. Davis $30,000 for consulting services. Charles R. Davis is a Director and son of the Company Chairman, S. Robert Davis.

     On April 19, 2001, the Company made a $100,000 payment on subordinated note payables to Company Chairman, S. Robert Davis.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in other section of this Quarter Report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts including, without limitation, the Company's expectation with respect to expenditure for property and equipment, the Company's ability to use the interest to increase sales to existing subscribers and to attract new subscriber, the Company's expectation with respect to expenditures for internet development, and the Company's expectation with respect to the funds available to the Company for operations in 2001 are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the competitive conditions that currently exist in the Company's industry, which could adversely impact sales and erode gross margins; (ii) many of the Company's competitors are significantly larger and better capitalized than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's profitability. The foregoing list should not be construed as exhaustive and the Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

First Quarter 2001 Compared with First Quarter 2000

     Revenues for the three months ended March 31, 2001, approximated $1.3 million compared to approximately $957,000 for the three months ended March 31, 2000, an increase of 36% or approximately $342,000. The increase in revenues is principally attributable to an increase in the number of monthly subscriptions.

     Cost of goods sold was approximately $466,000 for the three months ended March 31, 2001, compared to approximately $361,000 for the three months ended March 31, 2000, an increase of 29% or approximately $105,000. The increase in cost of goods sold is a result of a corresponding increase in revenues. As a percentage of revenues, cost of goods sold was 35% during the first quarter of 2001, compared to 38% for the same period in 2000. The decrease in cost of sold as a percentage of revenues is due to a change in the product mix that occurred during the first quarter of 2001 compared to 2000.

     Selling,  general, and administrative  expense were approximately  $603,000 for the three months ended March 31, 2001, compared to approximately $510,000 for the three months ended March 31, 2000, an increase of 18% or approximately $93,000. The increase in selling, general, and administrative expenses that occurred during the first quarter of 2001 compared to 2000 is principally attributable to increased costs associated to support the current and future growth of the company.

     Depreciation and amortization expense was approximately $17,000 for the three months ended March 31, 2001, compared to $29,000 for the three months ended March 31, 2000, a decrease of 40% or approximately $12,000. The decrease in depreciation and amortization expense is due to a reduction in depreciable assets for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

     Net interest expense was approximately $1,000 for the three months ended March 31, 2001, compared to approximately $13,000 for the three months ended
March 31, 2000, an decrease of 91% or $12,000. The decrease in net interest expense is primarily attributable to the retirement of $1.6 million in debt obligations in fiscal year 2000. The average outstanding debt for the three months ended March 31, 2001, approximated $388,000 compared to approximately $1.4 million for the three months ended March 31, 2000. Additionally, the average interest rate for the three months ended March 31, 2001, approximated 12.0% compared to approximately 10.2% for the three months ended March 31, 2000.

     There was no income tax provision for the three months ended March 31, 2001, due to the availability of net operating loss carryforwards and a reduction in the valuation allowance resulting in a deferred tax benefit equal to the provision for the quarter. Estimated income tax rates based on annualized income were taken into consideration.

     The first quarter ended March 31, 2001 resulted in operating income of approximately $130,000 compared to an operating income of approximately $526,000 in the first quarter ended March 31, 2000. The decreased is principally attributable to gains on the sale of assets and the settlement of trade payables in 2000 of approximately $294,000. Furthermore, the Company experienced losses on investments of approximately $143,000 for the first three months ended March 31, 2001 compared to gains on investment of approximately $186,000 for the comparable period in 2000.

     The first quarter ended March 31, 2000 resulted in net income of approximately $130,000 versus net income of approximately $541,000 in the first quarter ended March 31, 2000. Included in the net income for 2000 is a gain from discontinued operations of approximately $15,000. Current quarter basic and diluted income per share for the first quarter ended March 31, 2001 was $0.40 and $0.36 respectively, versus basic and diluted income per share of $1.65 in the comparable quarter last year. The weighted average common and common equivalent shares for the first quarters 2001 and 2000 were 323,775 and 328,200 respectively.

Liquidity and Capital Resources

     The Company had a net decrease in cash for the three months ended March 31, 2001, of approximately $556,000, compared to a net increase for the comparable period in the prior year of approximately $193,000. Cash on hand was approximately $818,000 and $998,000 at March 31, 2001 and 2000 respectively.

     For the three months ended March 31, 2001, continuing operations used approximately $123,000 in cash compared to providing $224,000 for the three months ended March 31, 2000. Income from continuing operations for the three months ended March 31, 2001, adjusted for non-cash items such as depreciation and amortization of approximately $17,000, losses on investments of approximately $143,000 and deferred taxes of approximately $35,000 provided approximately $254,000. Primary increases in cash flow from operations in 2001 were from a $538,000 decrease in accounts receivable and a $80,000 decrease in inventory. Primary decreases in cash flow from operations were a $734,000 decrease in accounts payable and accrued liabilities and a $262,000 decrease in deferred revenue. Income from continuing operations for the three months ended March 31, 2000, adjusted for non-cash items such as depreciation and amortization of approximately $29,000 and total gains of approximately $480,000, provided approximately $74,000. Primary increases in cash flow from operations in 2000 were from a $341,000 decrease in accounts receivable and a $170,000 decrease in inventory. Primary decreases in cash flow from operations were a $44,000 increase in prepaid expenses and other assets, a $68,000 decrease in accounts payable and accrued liabilities, and a $249,000 decrease in deferred revenue.

     Cash used in investing activities was $408,000 for the three months ended March 31, 2001. The primary use of cash was a $400,000 loan made to an affiliated company. Cash used to purchase property and equipment was approximately $7,000. The Company anticipates material expenditures for property and equipment during the next nine months. These expenditures relate to the expansion of the office and warehouse facility and upgrades to the computer network and telephone system. The Company anticipates to be able to fund these expenditures from cash on hand and cash provided by operations. Cash from investing activities for the three months ended March 31, 2000 was $1.3 million. Proceeds from the sale of property and equipment were $1.4 million and the proceeds from the sale of trading securities were $591,000. Cash used in investing activities was $722,000 for the purchase of trading securities.

     For the three months ended March 31, 2001 and March 31, 2000, cash used in financing activities for the payment of debt obligations was $25,000 and approximately $1.3 million respectively.


Seasonality

     Although the children's literature business correlates closely to the school year, the majority of the sales force remains intact throughout the year. However, the entire sales force is reduced around the Christmas season. As a subscription service, however, revenue is not seasonal and shipments of inventory continue throughout the year. Cash receipts decline during the summer months but do not cease, as public libraries remain, open.

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

                None.


ITEM 5:  OTHER INFORMATION

                None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits:

                        None

                (b) Reports on Form 8-K filed during the quarter ended March 31, 2001:

                        None.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Media Source, Inc.
                                                (Registrant)



Dated:   May 12, 2001                    By:  /s/____________________________
                                              Donald R. Hollenack
                                              Chief Financial Officer
                                              (Principal financial and
                                                accounting officer)

1