Form 10QSB
period 2001-06-30
MEDIA SOURCE INC
filed 2001-08-13
CIK 354564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

 (Mark one)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2001

                                       OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________
                         Commission File Number 0-10475

                               MEDIA SOURCE, INC.

        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                  34-1297143
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                 5695 Avery Road, Dublin, Ohio            43016
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of share  outstanding  of each of the issuer's  classes of
common  equity,  as  of  the  latest  practical  date:   323,775  common  shares
outstanding, each with $0.01 par value, as of August 15, 2001.

Transitional Small Business Disclosure Format (Check one): YES        NO   X.

                               MEDIA SOURCE, INC.
                                  FORM 10-QSB
                                     INDEX


Part I - Financial Information

     Item 1 - Financial Statements (unaudited)

          Consolidated Balance Sheet - June 30, 2001

          Consolidated  Statements  of  Operations  - three and six months ended
               June 30, 2001 and 2000

          Consolidated Statements of Cash Flows - six months ended June 30, 2001 and 2000

          Notes to Financial Statements

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other information

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               MEDIA SOURCE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 June 30, 2001
                                  (Unaudited)

                        ASSETS

Current Assets:

     Cash and cash equivalents ...................................    $  647,492
     Trading securities, at market ...............................       328,405
     Accounts receivable, net of allowance for doubtful
       accounts of $65,000 .......................................       654,989
     Inventory ...................................................     1,153,070
     Prepaid expenses ............................................       265,493
     Note receivable .............................................       200,000
     Deferred income taxes .......................................       465,500
                                                                       ---------

               Total current assets ..............................     3,714,949

Fixed Assets:
     Leasehold improvements ......................................        26,798
     Equipment, net of accumulated depreciation of $185,972 ......        86,550
                                                                       ---------

               Total fixed assets ................................       113,348

Other Assets:
     Cost in excess of net assets acquired, net of accumulated
       amortization of $1,127,104 ................................     1,594,592
     Other .......................................................        23,384
                                                                       ---------

               Total other assets ................................     1,617,976




                                                                      ----------
TOTAL ASSETS .....................................................    $5,446,273
                                                                      ==========




                             See accompanying notes

                               MEDIA SOURCE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 June 30, 2001
                                  (Unaudited)


       LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Accounts payable ...........................................  $    294,272
     Accrued liabilities ........................................       268,656
     Accrued tax liabilities ....................................       201,908
     Deferred revenue ...........................................     1,601,857
                                                                      ---------
               Total current liabilities ........................     2,366,693

Deferred income taxes ...........................................       191,000
                                                                      ---------

               Total liabilities ................................     2,557,693


Stockholders' Equity:
     Preferred shares: $.01 par value; 300,000 shares authorized;
       no shares issued or outstanding
     Common shares: $.01 par value; 500,000 shares authorized; ..         3,431
       343,137 issued and outstanding
     Capital in excess of stated value ..........................    21,815,129
     Notes receivable from stock sales ..........................      (704,013)
     Accumulated deficit ........................................   (17,967,144)
                                                                    -----------

                                                                      3,147,403

     Less shares of common stock in treasury of 19,361 at cost ..      (258,823)
                                                                    -----------
               Total stockholders' equity .......................     2,888,580


                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ......................  $  5,446,273
                                                                    ===========




                             See accompanying notes


                               MEDIA SOURCE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                Three Months Ended             Six Months Ended
                                      June 30                        June 30
                                 2001         2000              2001       2000
                                ------       ------            ------     ------

Revenues ....................... $1,390,506   $ 994,566  $2,713,982  $1,951,981
Costs of goods sold .............   469,875     324,891     936,033     685,548
                                  ---------    --------   ---------   ---------
Gross profit ....................   920,631     669,675   1,777,949   1,266,433

Operating expenses:
     Selling, general
        and administrative ......   731,159     530,025   1,334,102   1,039,806
     Depreciation and amortization   18,241      22,120      35,520      50,735
                                   --------     -------   ---------   ---------
Total operating expenses .......... 749,400     552,145   1,369,622   1,090,541

                                   --------     -------   ---------   ---------
Income from operations ............ 171,231     117,530     408,327     175,892

Other income (expense)
     Interest, net ..........         7,711      (9,833)      6,528     (22,717)
     Gain on the settlement
      of trade payables                --        71,060        --       102,847
     Gain on the sale of assets        --          --          --       262,229
     Realized gain (loss) on
      investments ....             (112,230)    (74,193)   (127,878)     84,590
     Unrealized gain on investments 147,174       2,042      20,236      29,715
     Other ........................  58,926        --        60,426        --
                                   --------     -------     -------     -------
Total other income (expense) ...... 101,581     (10,924)    (40,688)    456,664

                                   --------     --------    -------     -------
Income from continuing operations
     before taxes ................. 272,812     106,606     367,639     632,556
Income tax benefit ................ 123,000        --       158,000        --
                                    -------     -------     -------     -------
Income from continuing operations   395,812     106,606     525,639     632,556
Loss from discontinued operations      --       (18,129)       --        (2,854)
                                    -------     -------     -------     -------

Net income .....................  $ 395,812  $   88,477   $ 525,639   $ 629,702
                                   ========   =========    ========    ========
Basic earnings per common share:
     Income from continuing
      operations ......           $    1.22  $     0.33   $    1.62   $    1.93
     Loss from discontinued
      operations                        --        (0.06)        --        (0.01)
                                   --------   ---------    --------    --------
     Net income ..................$    1.22  $     0.27   $    1.62   $    1.92
                                   ========   =========    ========    ========
Weighted average number of common
     shares outstanding .......     323,775     328,200     323,775     328,200
                                   ========   =========    ========    ========
Diluted earnings per common share:
     Income from continuing
      operations ......           $    1.09  $     0.33   $    1.45   $    1.93
     Loss from discontinued
      operations ......                 --        (0.06)        --        (0.01)
                                   --------    --------    --------    --------
     Net income ................. $    1.09  $     0.27   $    1.45   $    1.92
                                   ========    ========    ========    ========
Weighted average number of common
     shares outstanding ............362,148     328,200     362,439     328,200
                                   ========    ========    ========    ========


                             See accompanying notes


                               MEDIA SOURCE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                    Six months ended June 30,
                                                    -------------------------
                                                        2001             2000
                                                      --------         --------

Cash Flow from Operations:
Income from continuing operations ................   $   525,639    $   632,557
Reconciliation to net cash flow used in continuing operations:
     Depreciation and amortization ...............        35,520         50,735
     Gain on the sale of fixed assets ............          --         (262,229)
     Gain on the settlement of trade payables ....          --         (102,847)
     Realized (gain) loss on investments .........       127,878        (84,590)
     Unrealized gain on investments ..............       (20,236)       (29,715)
     Deferred income taxes .......................      (158,000)
Changes in working capital items of continuing operations:
     Accounts receivable .........................       675,175        374,899
     Inventory ................................ ..       106,419        156,182
     Prepaid expenses and other assets ...........        25,445        (45,354)
     Accounts payable and accrued liabilities ....      (716,962)       (46,966)
     Deferred revenue ............................      (681,487)      (422,165)
                                                      ----------     ----------
Net cash provided by (used in) continuing operations     (80,609)       220,507
Net cash used in discontinued operations ............       --          (45,018)
                                                      ----------     ----------
Net cash provided by (used in) operations ...........    (80,609)       175,489

Cash Flow from Investing Activities:
     Issuance of note receivable ....................   (400,000)          --
     Proceeds from note receivable ..................    200,000           --
     Payments for purchase of property and equipment     (43,811)       (50,702)
     Proceeds from the sale of property and equipment       --        1,448,400
     Payments for purchase of trading securities ....     (2,913)    (1,246,004)
     Proceeds from the sale of  trading securities ..       --        1,113,842
                                                      ----------     ----------
Net cash provided by (used in) investing activities .   (246,724)     1,265,536

Cash Flow from Financing Activities:
     Payments on debt obligations ...................       --         (745,897)
     Payments on subordinated debt issued ...........   (400,000)      (600,000)
                                                      ----------      ---------
Net cash used in financing activities ...............   (400,000)    (1,345,897)

Increase (decrease) in cash .........................   (727,333)        95,128

Cash, beginning of period ............................ 1,374,825        804,605
                                                       ---------     ----------
Cash, end of period ..............................   $   647,492    $   899,733
                                                       =========     ==========




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


Note 2.  Debt Obligations

     During the second quarter ended June 30, 2001, the Company retired the remaining subordinated note payable. Thus, the Company currently has no outstanding debt obligations.


Note 3.  Supplemental Cash Flow Information

     Cash payments during the six months ended June 30, 2001 and 2000, included interest of approximately $19,000 and $81,000, respectively, and income taxes of approximately $17,000 and $0, respectively.


Note 4.  Income Taxes

     There was no income tax provision for the six months ended June 30, 2001 and 2000, due to the availability of net operating loss carryforwards and a reduction in the valuation allowance resulting in a deferred tax benefit equal to the provision. Estimated income tax rates based on annualized income were taken into consideration. In addition, the six-month period ended June 30, 2001 reflects an additional reduction in the valuation allowance to provide for the probable future utilization of net operating loss carryforwards.

Note 5. Earnings Per Share

     The following table represents the computation of basic and diluted earnings per share.


                                                      Six months ended June 30,
                                                      -------------------------
                                                        2001            2000
                                                     ---------       ---------
                                                             (unaudited)

Basic Earnings Per Share:
Weighted average number of common shares outstanding    323,775         328,200
                                                        =======         =======

Income from continuing operations                     $ 525,639       $ 632,556
Loss from discontinued operations                          --            (2,854)
                                                       --------        --------
Net income available to common stockholders           $ 525,639       $ 629,702
                                                       ========        ========

Income per common share:
Income from continuing operations                     $    1.62       $    1.93
Loss from discontinued operations                          --             (0.01)
                                                       --------        --------
Net income per share                                  $    1.62       $    1.92
                                                       ========        ========


Diluted Earnings Per Share:
Weighted average number of common shares
  outstanding - basic                                   323,775         328,200

Effect of Diluted Securities:
Dilutive stock options                                   38,664            --
                                                        -------        --------
Dilutive potential common shares                        362,439         328,200

Income from continuing operations                     $ 525,639       $ 632,556
Loss from discontinued operations                          --            (2,854)
                                                       --------        --------
Net income available to common stockholders and
   Assumed conversions                                $ 525,639       $ 629,702
                                                       ========        ========
Diluted earnings per common share:
Income from continuing operations                     $    1.45       $    1.93
Gain from discontinued operations                          --             (0.01)
                                                       --------        --------
Net income per share                                  $    1.45       $    1.92
                                                       ========        ========


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

     The Company retired the remaining subordinated note payable to Company Chairman, S. Robert Davis through payments made on April 19, 2001 of $100,000 and May 30, 2001 of $275,000.

     At the Board of Directors meeting held on August 29, 2000, the Board unanimously approved an annual bonus to S. Robert Davis, Company Chairman, of 71/2 % on all future sales of the Junior Library Guild in excess of $4.3 million. The additional compensation to Mr. Davis shall commence with the fiscal year ending December 31, 2001 and continue per annum until terminated pursuant to a Board authorized resolution. As a result, the Company has calculated and accrued a projected bonus of approximately $78,000 as of June 30, 2001.


Note 7.  Leasehold Improvements

     In July  2001,  the  Company  commenced  construction  to expand the Junior
Library Guild's current office facility. The cost of the expansion is the responsibility of the Junior Library Guild and will be funded by cash on hand and by future operations. The expansion is estimated at an approximate cost of $180,000 and is estimated to be complete by September 2001. The Junior Library Guild leases the office and adjacent warehouse facility from Mid-States Development Corp., which is 100% owned by the Company Chairman, S. Robert Davis.


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


Second Quarter 2001 Compared with Second Quarter 2000

     Revenues for the three months ended June 30, 2001, approximated $1.4 million compared to approximately $995,000 for the three months ended June 30, 2000, an increase of 40% or approximately $396,000. The increase in revenues is principally attributable to an increase in the number of monthly subscriptions.

     Cost of goods sold was approximately $470,000 for the three months ended June 30, 2001, compared to approximately $325,000 for the three months ended June 30, 2000, an increase of 45% or approximately $145,000. The increase in cost of goods sold is a result of a corresponding increase in revenues. As a percentage of revenues, cost of goods sold was 34% during the second quarter of 2001, compared to 33% for the same period in 2000.

     Selling, general, and administrative expense were approximately $731,000 for the three months ended June 30, 2001, compared to approximately $530,000 for the three months ended June 30, 2000, an increase of 38% or approximately
$201,000. The increase in selling, general, and administrative expenses that occurred during the second quarter of 2001 compared to the second quarter of 2000 is principally attributable to increased costs associated to support the current and future growth of the company.

     Depreciation and amortization expense was approximately $18,000 for the three months ended June 30, 2001, compared to $22,000 for the three months ended June 30, 2000, a decrease of 18% or approximately $4,000. The decrease in depreciation and amortization expense is due to a reduction in depreciable assets for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

     Net interest resulted in approximately $8,000 of income for the three months ended June 30, 2001, compared to approximately $10,000 of expense for the three months ended June 30, 2000, an increase of 178% or $18,000. The increase in net interest is primarily attributable to the retirement of $400,000 in debt obligations during the first six months of 2001, the payment of S. Robert Davis' deferred salary of approximately $497,000 in January 2001 which accrued interest at 7%, and interest proceeds from the issuance of a $400,000 note receivable on February 26, 2001. The average outstanding debt for the six months ended June 30, 2001 approximated $188,000 compared to approximately $1.4 million for the six months ended June 30, 2000. Additionally, the average interest rate for the three months ended June 30, 2001, approximated 12.0% compared to approximately 10.2% for the three months ended June 30, 2000.

     There was no income tax provision for the three months ended June 30, 2001 and 2000, due to the availability of net operating loss carryforwards and a reduction in the valuation allowance resulting in a deferred tax benefit equal to the provision. Estimated income tax rates based on annualized income were taken into consideration. The second quarter ended June 30, 2001 reflects an additional reduction in the valuation allowance to provide for the probable future utilization of net operating loss carryforwards.

     The second quarter ended June 30, 2001 resulted in income from continuing operations of approximately $396,000 compared to income from continuing operations of approximately $107,000 in the second quarter ended June 30, 2000. The increase is principally attributable to an increase in income from operations as a result in increased gross profits, an increase in unrealized gains on investments, and an increase in other income during the second quarter of 2001 compared to the second quarter of 2000.

     The second quarter ended June 30, 2001 resulted in net income of approximately $396,000 versus net income of approximately $88,000 in the second quarter ended June 30, 2000. Included in the net income for 2000 is a loss from discontinued operations of approximately $18,000. Basic and diluted income per share for the second quarter ended June 30, 2001 was $1.22 and $1.09 respectively, versus basic and diluted income per share of $0.27 in the comparable quarter last year. The weighted average common and common equivalent shares for the second quarters 2001 and 2000 were 323,775 and 328,200 respectively.

Six Month Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

     Revenues for the six months ended June 30, 2001, approximated $2.7 million compared to approximately $2.0 million for the six months ended June 30, 2000, an increase of 39% or approximately $762,000. The increase in revenues continues to be principally attributable to an increase in the number of monthly subscriptions in 2001 compared to 2000.

     Cost of goods sold was approximately $936,000 for the six months ended June 30, 2001, compared to approximately $686,000 for the six months ended June 30, 2000, an increase of 37% or approximately $250,000. The increase in cost of goods sold is a result of a corresponding increase in revenues. As a percentage of revenues, cost of goods sold was 35% for the six months ended June 30, 2001 and June 30, 2000 respectively.

     Selling, general, and administrative expenses were approximately $1.3 million for the six months ended June 30, 2001, compared to approximately $1.0 million for the six months ended June 30, 2000, an increase of 28% or approximately $294,000. The increase in selling, general, and administrative expenses that occurred during the first six months of 2001 compared to 2000 continue to be principally attributable to increased costs associated to support the current and future growth of the company.

     Depreciation and amortization expense was approximately $36,000 for the six months ended June 30, 2001, compared to $51,000 for the six months ended June 30, 2000, a decrease of 30% or approximately $15,000. The decrease in depreciation and amortization expense is due to a reduction in depreciable assets for the first six months of 2001 compared to the same period in 2000.

     Net interest resulted in approximately $7,000 of income for the six months ended June 30, 2001, compared to approximately $23,000 of expense for the six months ended June 30, 2000, an increase of 128% or $30,000. The decrease in net interest expense is primarily attributable to the retirement of $1.6 million in debt obligations in fiscal year 2000. The average outstanding debt for the three months ended March 31, 2001, approximated $388,000 compared to approximately $1.4 million for the three months ended March 31, 2000. Additionally, the average interest rate for the three months ended March 31, 2001, approximated 12.0% compared to approximately 10.2% for the three months ended March 31, 2000.

     There was no income tax provision for the six months ended June 30, 2001 and 2000, due to the availability of net operating loss carryforwards and a reduction in the valuation allowance resulting in a deferred tax benefit equal to the provision. Estimated income tax rates based on annualized income were taken into consideration. In addition, the six-month period ended June 30, 2001 reflects an additional reduction in the valuation allowance to provide for the probable future utilization of net operating loss carryforwards.

     The six months  ended June 30,  2001  resulted  in income  from  continuing operations of approximately $526,000 compared to income from continuing operations of approximately $636,000 for the six months ended June 30, 2000. The decrease is principally attributable to a decrease in other income and expense in 2001 compared to the same period in 2000. Gains, reported as other income, for the first six months of 2000 were from the settlement of trade payables, sale of assets and the sale of investments. The decrease in income from continuing operations in 2001, as compared to 2000, was reduced by an increase in the first six months of 2001 in income from operations which primarily was a result of increased gross profits.

     The six months ended June 30, 2001 resulted in net income of approximately $526,000 versus net income of approximately $630,000 for the six months ended June 30, 2000. Included in the net income for 2000 is a loss from discontinued operations of approximately $3,000. Basic and diluted income per share for the six months ended June 30, 2001 was $1.62 and $1.45 respectively, versus basic and diluted income per share of $1.92 in the comparable period last year. The weighted average common and common equivalent shares for the first six months 2001 and 2000 were 323,775 and 328,200 respectively.

Liquidity and Capital Resources

     The Company had a net decrease in cash for the six months ended June 30, 2001, of approximately $727,000, compared to a net increase for the comparable period in 2000 of approximately $95,000. Cash on hand was approximately $647,000 and $900,000 at June 30, 2001 and 2000 respectively.

     For the six months ended June 30, 2001, continuing operations used approximately $81,000 in cash compared to providing $221,000 for the six months ended June 30, 2000. Income from continuing operations for the six months ended June 30, 2001, adjusted for non-cash items such as depreciation and amortization of approximately $36,000, net losses on investments of approximately $108,000 and deferred taxes of approximately $158,000 provided approximately $511,000. Primary increases in cash flow from operations in 2001 were from a $675,000 decrease in accounts receivable and a $106,000 decrease in inventory. Primary decreases in cash flow from operations were a $717,000 decrease in accounts payable and accrued liabilities and a $681,000 decrease in deferred revenue. Income from continuing operations for the six months ended June 30, 2000, adjusted for non-cash items such as depreciation and amortization of approximately $51,000 and total gains of approximately $479,000, provided approximately $204,000. Primary increases in cash flow from operations in 2000 were from a $375,000 decrease in accounts receivable and a $156,000 decrease in inventory. Primary decreases in cash flow from operations were a $45,000 increase in prepaid expenses and other assets, a $47,000 decrease in accounts payable and accrued liabilities, and a $422,000 decrease in deferred revenue.

     Cash used in investing activities was $247,000 for the six months ended June 30, 2001. The primary use of cash was a $400,000 loan made to an affiliated company, of which $200,000 has been repaid. Cash used to purchase property and equipment was approximately $44,000. The Company anticipates further material expenditures relating to the expansion of the office facility and upgrades to the computer network and telephone system during the next six months. The Company anticipates to be able to fund these expenditures from cash on hand and cash provided by operations. Cash from investing activities for the six months ended June 30, 2000 was $1.3 million. Proceeds from the sale of property and equipment were $1.4 million and the proceeds from the sale of trading securities were $1.1 million. Cash used in investing activities was $51,000 for the purchase of property and equipment and $1.2 million for the purchase of trading securities.

     For the six months ended June 30, 2001 and June 30, 2000, cash used in financing activities for the payment of debt obligations was $400,000 and approximately $1.3 million respectively.


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

                None.


ITEM 5:  OTHER INFORMATION

                None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

                None

        (b)  Reports on Form 8-K filed during the quarter ended June 30, 2001:

                None.

                                   SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Media Source, Inc.
                                          (Registrant)



Dated:   August 12, 2001                 By:  /s/Donald R. Hollenack
                                              ----------------------
                                                 Donald R. Hollenack
                                                 Chief Financial Officer
                                                 (Principal financial and
                                                  accounting officer)