Form 10QSB
period 2001-09-30
MEDIA SOURCE INC
filed 2001-11-13
CIK 354564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

 (Mark one)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of share  outstanding  of each of the issuer's  classes of
common  equity,  as  of  the  latest  practical  date:   323,775  common  shares
outstanding, each with $0.01 par value, as of November 1, 2001.

Transitional Small Business Disclosure Format (Check one): YES        NO   X   .

                               MEDIA SOURCE, INC.
                                  FORM 10-QSB
                                     INDEX


Part I - Financial Information

     Item 1 - Financial Statements (unaudited)

          Consolidated Balance Sheet - September 30, 2001

          Consolidated Statements of Operations - three and nine months ended September 30, 2001 and 2000

          Consolidated Statements of Cash Flows - nine months ended
                                             September 30, 2001 and 2000

          Notes to Financial Statements

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other information

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               MEDIA SOURCE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               September 30, 2001
                                  (Unaudited)

ASSETS


Current Assets:


     Cash and cash equivalents ...................................    $  576,667
     Trading securities, at market ...............................       214,471
     Accounts receivable, net of allowance for doubtful
       accounts of $65,000 .......................................     1,943,359
     Inventory ...................................................     1,335,363
     Prepaid expenses ............................................       378,181
     Note receivable .............................................       100,000
     Deferred income taxes .......................................       542,065
                                                                      ----------


               Total current assets ..............................     5,090,106



Fixed Assets:
     Leasehold improvements ......................................       115,083
     Equipment, net of accumulated depreciation of $192,809 ......        86,270
                                                                      ----------


               Total fixed assets ................................       201,353



Other Assets:
     Cost in excess of net assets acquired, net of accumulated
       amortization of $1,139,155 ................................     1,582,541
     Other .......................................................        23,384
                                                                      ----------


               Total other assets ................................     1,605,925


                                                                      ----------

TOTAL ASSETS .....................................................    $6,897,384
                                                                      ==========


                             See accompanying notes


                               MEDIA SOURCE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               September 30, 2001
                                  (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Accounts payable ...........................................  $    405,448
     Accrued liabilities ........................................       279,938
     Accrued tax liabilities ....................................       182,109
     Deferred revenue ...........................................     2,538,264
                                                                   ------------

               Total current liabilities ........................     3,405,759

Deferred income taxes ...........................................       191,000
                                                                   ------------

               Total liabilities ................................     3,596,759


Stockholders' Equity:
     Preferred shares: $.01 par value; 300,000 shares authorized;
       no shares issued or outstanding
     Common shares: $.01 par value; 500,000 shares authorized; ..         3,431
       343,137 shares issued and outstanding
     Capital in excess of stated value ..........................    21,815,129
     Notes receivable from stock sales ..........................      (704,013)
     Accumulated deficit ........................................   (17,555,099)
                                                                   ------------
                                                                      3,559,448

     Less shares of common stock in treasury of 19,361 at cost ..      (258,823)
                                                                   ------------
               Total stockholders' equity .......................     3,300,625

                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ......................  $  6,897,384
                                                                   ============



                             See accompanying notes

                               MEDIA SOURCE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                           Three Months Ended              Nine Months Ended
                              September 30                     September 30
                            2001           2000          2001           2000
                          --------        -------       -------        -------

Revenues ..............$ 1,445,675    $ 1,051,540    $ 4,159,657    $ 3,003,521
Costs of goods sold ...    478,310        358,331      1,414,343      1,043,881
                          --------       --------      ---------      ---------
Gross profit ...........   967,365        693,209      2,745,314      1,959,640

Operating expenses:
     Selling, general and
       administrative      506,423        451,951      1,840,525      1,491,757
     Depreciation and
       amortization         18,889         23,919         54,409         74,654
                           -------        -------      ---------      ---------
Total operating expenses   525,312        475,870      1,894,934      1,566,411

                           -------        -------        -------        -------
Income from operations ..  442,053        217,339        850,380        393,229

Other income (expense)
     Interest, net ......    8,459         (7,334)        14,988        (30,051)
     Gain on the settlement
      of trade payables       --             --             --          102,847
     Gain on the sale of
       assets .............   --             --             --          262,229
     Realized gain (loss)
      on investments ....  (72,179)        26,077       (200,057)       110,667
     Unrealized loss on
       investments .....   (42,290)      (121,375)       (22,054)       (91,660)
     Other .............     1,000           --           61,426           --
                           -------        -------         ------        -------
Total other income
  (expense) ............  (105,010)      (102,632)      (145,697)       354,032

                           -------        -------         -------       -------

Income from continuing operations
     before taxes .......  337,043        114,707        704,683        747,261
Income tax benefit ......   75,000           --          233,000           --
                           -------        -------        -------        -------
Income from continuing
  operations .......       412,043        114,707        937,683        747,261
Loss from discontinued
  operations  ......          --           (9,015)          --          (11,869)
                           -------        --------       -------        -------
Net income .........   $   412,043    $   105,692    $   937,683    $   735,392
                           =======        =======        =======        =======

Basic earnings per common share:
     Income from
      continuing
      operations ......$      1.27    $      0.35    $      2.90    $      2.28
     Loss from
      discontinued
      operations ......       --            (0.03)          --            (0.04)
                        ----------     ----------     ----------     ----------
     Net income ....   $      1.27    $      0.32    $      2.90    $      2.24
                        ==========     ==========     ==========     ==========

Weighted average number of common
     shares outstanding    323,775        328,200        323,775        328,200
                        ==========     ==========     ==========     ==========

Diluted earnings per common share:
     Income from
       continuing
       operations...   $      1.14    $      0.35    $      2.59    $      2.28
     Loss from
       discontinued
       operations .....       --            (0.03)          --            (0.04)
                        ----------     ----------     ----------     ----------
     Net income ....   $      1.14    $      0.32    $      2.59    $      2.24
                        ==========     ==========     ==========     ==========

Weighted average number of common
     shares outstanding    360,046        328,200        361,908        328,200
                        ==========     ==========     ==========     ==========



                             See accompanying notes



                               MEDIA SOURCE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                 Nine months ended September 30,
                                                 ------------------------------
                                                         2001           2000
                                                      ----------     ----------

Cash Flow from Operations:
Income from continuing operations ................   $   937,683    $   747,261
Reconciliation to net cash flow provided by (used in)
   continuing operations:
     Depreciation and amortization ...............        54,409         74,654
     Gain on the sale of fixed assets ............          --         (262,229)
     Gain on the settlement of trade payables ....          --         (102,847)
     Realized (gain) loss on investments .........       200,057       (110,667)
     Unrealized loss on investments ..............        22,054         91,660
     Deferred income taxes .......................      (233,000)          ---
Changes in working capital items of continuing operations:
     Accounts receivable .........................      (613,196)      (394,025)
     Inventory ............................... ...       (75,874)       111,693
     Prepaid expenses and other assets ........ ..       (88,808)      (106,712)
     Accounts payable and accrued liabilities ....      (614,304)        68,815
     Deferred revenue ............................       254,921        110,617
                                                        ---------      ---------

Net cash provided by (used in) continuing operations    (156,058)       228,220
Net cash used in discontinued operations ...........        --          (58,330)
                                                        ---------      ---------

Net cash provided by (used in) operations ..........    (156,058)       169,890

Cash Flow from Investing Activities:
     Issuance of note receivable ...................    (400,000)          --
     Proceeds from note receivable .................     300,000           --
     Payments for purchase of property and equipment    (138,652)       (57,073)
     Proceeds from the sale of property and equipment       --        1,448,400
     Payments for purchase of trading securities ....     (3,448)    (1,249,907)
     Proceeds from the sale of  trading securities ..       --        1,113,842
                                                        ---------     ----------
Net cash provided by (used in) investing activities .   (242,100)     1,255,262

Cash Flow from Financing Activities:
     Payments on debt obligations ...................       --         (745,897)
     Payments on subordinated debt issued ...........   (400,000)      (650,000)
                                                        ---------     ----------
Net cash used in financing activities ...............   (400,000)    (1,395,897)

Increase (decrease) in cash .........................   (798,158)        29,255

Cash, beginning of period ...........................  1,374,825        804,605
                                                       ---------      ----------

Cash, end of period .................................$   576,667    $   833,860
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

     Media Source, Inc. (the "Company"), through MT Library Services, Inc., its wholly owned subsidiary, operates Junior Library Guild, a subscription service that distributes first print, award winning children's books. The Company has its own editorial division that reviews books in the manuscript stage and makes selections for fifteen reading levels. The Company markets its book subscriptions and children's literature through a network of trained telephone sales representatives directly to public libraries and both private and public schools.

     The Company also operates Oxford Resources, Inc. (formerly know as Pages Book Fairs, Inc.,) a wholly owned subsidiary, which sells children's books to the public as well as to the school and library market.

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


Note 2.  Principles of Consolidation

     The consolidated financial statements include the accounts of Media Source, Inc. (the "Company") and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions.


Note 3.  Supplemental Cash Flow Information

     Cash payments during the nine months ended September 30, 2001 and 2000, included interest of approximately $19,000 and $82,000, respectively, and income taxes of approximately $18,000 and $0, respectively.

Note 4.  Income Taxes

     There was no income tax provision for the nine months ended September 30, 2001 and 2000, due to the availability of net operating loss carryforwards and a reduction in the valuation allowance resulting in a deferred tax benefit equal to the provision. Estimated income tax rates based on annualized income were taken into consideration. The aforementioned valuation allowance has been previously provided as a reduction of the value of the deferred tax asset attributable to the Company's net operating loss carryforwards. The nine-month period ended September 30, 2001 reflects an additional reduction in the valuation allowance and a related tax benefit to provide for the probable future utilization of net operating loss carryforwards.

Note 5. Earnings Per Share

     The following table represents the computation of basic and diluted earnings per share.


                                                Nine months ended September 30,
                                                -------------------------------
                                                             2001       2000
                                                          ---------    --------
                                                                (unaudited)
Basic Earnings Per Share:
Weighted average number of common shares outstanding ..     323,775     328,200
                                                          =========   ==========

Income from continuing operations .....................   $ 937,683   $ 747,261
Loss from discontinued operations .....................        --       (11,869)
                                                          ---------   ---------
Net income available to common stockholders ...........   $ 937,683   $ 735,392
                                                          =========   =========
Income per common share:
Income from continuing operations .....................   $    2.90   $    2.28
Loss from discontinued operations .....................        --         (0.04)
                                                          ---------    ---------
Net income per share ..................................   $    2.90   $    2.24
                                                          =========   ==========


Diluted Earnings Per Share:
Weighted average number of common shares
   outstanding - basic                                      323,775     328,200

Effect of Diluted Securities:
Dilutive stock options ................................      38,133        --
                                                          ---------     --------
Dilutive potential common shares ......................     361,908     328,200
                                                          =========     ========

Income from continuing operations .....................   $ 937,683   $ 747,261
Loss from discontinued operations ...................          --       (11,869)
                                                           --------     --------
Net income available to common stockholders and
   Assumed conversions ................................   $ 937,683   $ 735,392
                                                           ========     ========

Diluted earnings per common share:
Income from continuing operations .....................   $    2.59   $    2.28
Loss from discontinued operations .....................        --         (0.04)
                                                           --------    ---------
Net income per share ..................................   $    2.59   $    2.24
                                                           ========    =========



     At September 30, 2000 options and warrants were outstanding during the periods but were not included in the computation of dilutive EPS because the potential common stock was not "in-the-money".


Note 6. Related Party Transactions

     At the Board of Directors meeting held on August 29, 2000, the Board unanimously approved an annual bonus to S. Robert Davis, Company Chairman, of 71/2 % on all future sales of the Junior Library Guild in excess of $4.3 million. The additional compensation to Mr. Davis shall commence with the fiscal year ending December 31, 2001 and continue per annum until terminated pursuant to a Board authorized resolution. As a result, the Company has calculated and accrued a projected bonus of approximately $87,000 as of September 30, 2001.

Note 7.  Leasehold Improvements

     In July  2001,  the  Company  commenced  construction  to expand the Junior
Library Guild's current office facility. The cost of the expansion is the responsibility of the Junior Library Guild and will be funded by cash on hand and by future operations. The expansion is estimated at an approximate cost of $180,000 and is estimated to be complete by November 2001. The Junior Library Guild leases the office and adjacent warehouse facility from Mid-States Development Corp., which is 100% owned by the Company Chairman, S. Robert Davis.


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


Third Quarter 2001 Compared with Third Quarter 2000

     Revenues for the three months ended September 30, 2001, approximated $1.4 million compared to approximately $1.1 million for the three months ended September 30, 2000, an increase of 37% or approximately $394,000. The increase in revenues is principally attributable to an increase in the number of monthly subscriptions.

     Cost of goods sold was approximately $478,000 for the three months ended September 30, 2001, compared to approximately $358,000 for the three months ended September 30, 2000, an increase of 33% or approximately $120,000. The increase in cost of goods sold is a result of a corresponding increase in revenues. As a percentage of revenues, cost of goods sold was 33% during the third quarter of 2001, compared to 34% for the same period in 2000.

     Selling, general, and administrative expense were approximately $506,000 for the three months ended September 30, 2001, compared to approximately $452,000 for the three months ended September 30, 2000, an increase of 12% or approximately $54,000. The increase in selling, general, and administrative expenses that occurred during the third quarter of 2001 compared to the third quarter of 2000 is principally attributable to increased costs associated to support the current and future growth of the company.

     Depreciation and amortization expense was approximately $19,000 for the three months ended September 30, 2001, compared to $24,000 for the three months ended September 30, 2000, a decrease of 21% or approximately $5,000. The decrease in depreciation and amortization expense is due to a reduction in depreciable assets for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

     Net interest resulted in approximately $8,000 of income for the three months ended September 30, 2001, compared to approximately $7,000 of expense for the three months ended September 30, 2000, an increase of 1.15% or $16,000. The increase in net interest is primarily attributable to the absence of debt obligations for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The average outstanding debt for the three months ended September 30, 2000 approximated $650,000 with an average interest rate of approximately 10.2%. The Company also received proceeds during the three months ended September 30, 2001 of approximately $3,400 from the issuance of an note receivable in the first quarter of 2001.

     There was no income tax provision for the three months ended September 30, 2001 and 2000, due to the availability of net operating loss carryforwards and a reduction in the valuation allowance resulting in a deferred tax benefit equal to the provision. Estimated income tax rates based on annualized income were taken into consideration. The aforementioned valuation allowance has been previously provided as a reduction of the value of the deferred tax asset attributable to the Company's net operating loss carryforwards. The third quarter ended September 30, 2001 reflects an additional reduction in the valuation allowance and a related tax benefit to provide for the probable future utilization of net operating loss carryforwards.

     The third  quarter  ended  September  30,  2001  resulted  in  income  from
continuing  operations  of  approximately   $412,000  compared  to  income  from
continuing operations of approximately $115,000 in the third quarter ended September 30, 2000. The increase is principally attributable to an increase in gross profits during the third quarter of 2001 compared to the third quarter of 2000.

     The third quarter ended September 30, 2001 resulted in net income of approximately $412,000 versus net income of approximately $106,000 in the third quarter ended September 30, 2000. Included in the net income for 2000 is a loss from discontinued operations of approximately $9,000. Basic and diluted income per share for the third quarter ended September 30, 2001 was $1.27 and $1.14 respectively, versus basic and diluted income per share of $0.32 in the comparable quarter last year. The weighted average common and common equivalent shares for the third quarters 2001 and 2000 were 323,775 and 328,200 respectively.


Nine Month Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

     Revenues for the nine months ended September 30, 2001, approximated $4.2 million compared to approximately $3.0 million for the nine months ended
September 30, 2000, an increase of 38% or approximately $1.2 million. The increase in revenues continues to be principally attributable to an increase in the number of monthly subscriptions in 2001 compared to 2000.

     Cost of goods sold was approximately $1.4 million for the nine months ended September 30, 2001, compared to approximately $1.0 million for the nine months ended September 30, 2000, an increase of 35% or approximately $370,000. The increase in cost of goods sold is a result of a corresponding increase in revenues. As a percentage of revenues, cost of goods sold was 34% for the nine months ended September 30, 2001 and 35% for the nine months ended September 30, 2000.

     Selling, general, and administrative expenses were approximately $1.8 million for the nine months ended September 30, 2001, compared to approximately $1.5 million for the nine months ended September 30, 2000, an increase of 23% or approximately $349,000. The increase in selling, general, and administrative expenses that occurred during the first nine months of 2001 compared to 2000 continue to be principally attributable to increased costs associated to support the current and future growth of the company.

     Depreciation and amortization expense was approximately $54,000 for the nine months ended September 30, 2001, compared to $75,000 for the nine months ended September 30, 2000, a decrease of 27% or approximately $20,000. The decrease in depreciation and amortization expense is due to a reduction in depreciable assets for the first nine months of 2001 compared to the same period in 2000.

     Net interest resulted in approximately $15,000 of income for the nine months ended September 30, 2001, compared to approximately $30,000 of expense for the nine months ended September 30, 2000, an increase of 50% or $45,000. The increase in net interest is primarily attributable to the retirement of $400,000 in debt obligations for the nine months ended September 30, 2001 and $1.4 million in debt obligations in for the nine months ended September 30, 2000. The average outstanding debt for the nine months ended September 30, 2001, approximated $200,000 compared to approximately $1.3 million for the nine months ended March 31, 2000. The average interest rates for the nine months ended September 30, 2001 and 2000 approximated 12.0% and 10.2%, respectively. Additionally, the Company paid Chairman S. Robert Davis' deferred salary of approximately $497,000 in January 2001, which accrued interest at 7%. The Company also received proceeds during the nine months ended September 30, 2001 of approximately $13,000 from the issuance of an 8%, $400,000 note receivable on February 26, 2001.

     There was no income tax provision for the nine months ended September 30, 2001 and 2000, due to the availability of net operating loss carryforwards and a reduction in the valuation allowance resulting in a deferred tax benefit equal to the provision. Estimated income tax rates based on annualized income were taken into consideration. The aforementioned valuation allowance has been previously provided as a reduction of the value of the deferred tax asset attributable to the Company's net operating loss carryforwards. The nine-month period ended September 30, 2001 reflects an additional reduction in the valuation allowance and a related tax benefit to provide for the probable future utilization of net operating loss carryforwards.

     The nine months ended September 30, 2001 resulted in income from continuing operations of approximately $938,000 compared to income from continuing operations of approximately $747,000 for the nine months ended September 30, 2000. Gross profits and tax benefits provided substantial increases during the first nine months of 2001 compared the first nine months of 2000. However, these substantial increases were offset by a moderate increase in operating expenses, which were mainly attributable to cost associated with supporting the current and future growth of the company, and a decrease in other income and expense. The decrease in other income and expense is attributable to gains during the first nine months of 2000 from the settlement of trade payables and the sale of assets and a decline in market conditions resulting in losses in investments in 2001.

     The nine months ended September 30, 2001 resulted in net income of approximately $938,000 versus net income of approximately $735,000 for the nine months ended September 30, 2000. Included in the net income for 2000 is a loss from discontinued operations of approximately $12,000. Basic and diluted income per share for the nine months ended September 30, 2001 was $2.90 and $2.59 respectively, versus basic and diluted income per share of $2.24 in the comparable period last year. The weighted average common and common equivalent shares for the first nine months 2001 and 2000 were 323,775 and 328,200 respectively.

Liquidity and Capital Resources

     The Company had a net decrease in cash for the nine months ended September 30, 2001, of approximately $798,000, compared to a net increase for the comparable period in 2000 of approximately $29,000. Cash on hand was approximately $577,000 and $834,000 at September 30, 2001 and 2000 respectively.

     For the nine months ended September 30, 2001, continuing operations used approximately $156,000 in cash compared to providing $228,000 for the nine months ended September 30, 2000. Income from continuing operations for the nine months ended September 30, 2001, adjusted for non-cash items such as depreciation and amortization of approximately $54,000, losses on investments of approximately $222,000 and deferred taxes of approximately $233,000 provided approximately $981,000. The primary increases in cash flow from operations in 2001 was a $255,000 increase in deferred revenue. Primary decreases in cash flow from operations were a $613,000 increase in accounts receivable and a $614,000 decrease in accounts payable and accrued liabilities.

     Income from continuing operations for the nine months ended September 30, 2000, adjusted for non-cash items such as depreciation and amortization of approximately $75,000 and net gains of approximately $476,000, provided approximately $438,000. Primary increases in cash flow from operations in 2000 were from a $112,000 decrease in inventory and a $111,000 increase in deferred revenue. Primary decreases in cash flow from operations were a $394,000 increase in accounts receivable and a $107,000 increase in prepaid expenses and other assets.

     Cash used in investing activities was $242,000 for the nine months ended September 30, 2001. The primary use of cash was a $400,000 loan made to an affiliated company, of which $300,000 has been repaid. Cash used to purchase property and equipment of approximately $139,000 mainly relates to the expansion of the office facility and upgrades to the computer network and telephone system. The Company anticipates further material expenditures relating to the expansion of the office facility during the next three months and anticipates funding these expenditures from cash on hand and cash provided by operations. Cash from investing activities for the nine months ended September 30, 2000 was $1.3 million. Proceeds from the sale of property and equipment were approximately $1.4 million and the proceeds from the sale of trading securities were approximately $1.1 million. Cash used in investing activities was approximately $57,000 for the purchase of property and equipment and approximately $1.2 million for the purchase of trading securities.

     For the nine months ended September 30, 2001 and September 30, 2000, cash used in financing activities for the payment of debt obligations was $400,000 and approximately $1.4 million respectively.


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

                None.


ITEM 5:  OTHER INFORMATION

                None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits:

                        None

                (b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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


                                                Media Source, Inc.
                                                ------------------
                                                (Registrant)



Dated:   November 12, 2001            By:  /s/ Donald R. Hollenack
                                           ------------------------
                                               Chief Financial Officer
                                               (Principal financial and
                                                accounting officer)