Form 10KSB
period 2001-12-31
MEDIA SOURCE INC
filed 2002-03-27
CIK 354564

UNITED STATES
                       SECURITIES AND EXHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark one)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2001

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchanged Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .
     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation  S-B is not  contained  in  this  form,  and no  disclosure  will  be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
     State issuer's revenues for its most recent fiscal year. $5,851,677.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was $880,870 as of March 5, 2001.
     State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practical date: 323,775 common shares outstanding, each with $0.01 par value, as of March 12, 2001.
     Transitional Small Business  Disclosure Format (Check one): YES NO X .

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General development of business

     Media Source, Inc. (the "Company") was formed as an Ohio corporation in 1980, and on October 14, 1994, it reincorporated under the laws of the State of Delaware. The operations of the Company are principally through its wholly owned subsidiary, MT Library Services, Inc. ("MTLS"), a Florida corporation which, under name the Junior Library Guild ("JLG"), distributes children's literature throughout the United States, primarily through subscription services. The Company also operates Oxford Resources, Inc., a wholly owned subsidiary, which sells children's books to the public as well as to the school and library market.

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

     Growth opportunities. In 2001, the Company sold approximately 46,200 JLG subscriptions, a 34% increase over the prior year. This access affords the Company an opportunity to increase sales of its products directly to teachers and librarians. The Company believes that its existing subscription sales organization and its marketing system are capable of absorbing additional volume and can be utilized to increase its share of the existing school library and public library markets. Currently, the Company has a customer base of approximately 9,400 customers, which comprises approximately 7.4% of the entire school library and public library market nationwide.

Employees

     During 2001, the Company increased its work force from 30 employees to a total of 39 employees, 38 of which are full-time and 1 is part-time. None of the Company's employees are represented by a labor union. The Company considers its relationship with its employees to be excellent.

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

Subsequent Events

     On January 11, 2002, the Company paid S. Robert Davis, Chairman of Media Source, Inc. his 2001 accrued bonus of approximately $111,000.

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

ITEM 2.  PROPERTIES

The principal facilities of the Company are as follows:


                                                         Owned/
Location                 Use               Size          Leased     Expiration
--------                 ---               ----          ------     ----------

Plain City, Ohio   Office and Warehouse    24,200 sq. ft.  Leased        10/20
Dublin, Ohio       Office                   4,800 sq. ft.  Leased         M/M
New York, New York Office                   1,200 sq. ft.  Leased         4/03

     These facilities are all located in appropriately designed buildings, which are kept in good repair.


ITEM 3.  LEGAL PROCEEDINGS

     To the knowledge of the Company, there are no pending legal proceedings to which the Company is a party, or to which any of its property is subject, other than ordinary routine litigation incident to its business, none of which is material

     The Company has no knowledge of any material pending legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficiary of more than five percent of the voting securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or which has a material interest adverse to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.




                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the OTC Bulletin Board under the symbol "MESH." The following table sets forth for the periods indicated the high and low bid prices for shares of the common stock, as reported on the OTC Bulletin Board.


                                        Quarterly Common Stock Bid Ranges
                                        ---------------------------------
                                              High              Low
                                              ----              ---
Calendar Year Ended December, 2001
              Fourth Quarter                  8.000             3.625
              Third Quarter                   6.000             4.000
              Second Quarter                  6.500             4.000
              First Quarter                   6.000             3.750

                                         Quarterly Common Stock Bid Ranges
                                         ---------------------------------
                                               High             Low
                                               ----             ---
Calendar Year Ended December, 2000
              Fourth  Quarter                  5.500            2.530
              Third Quarter                    2.938            1.750
              Second Quarter                   2.188            1.250
              First Quarter                    1.500            1.000

     Such  over-the-counter   market  quotations  reflect  inter-dealer  prices,
without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions

     As of February 25, 2002, the approximate number of holders of record of the common stock of the Company was 553.

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

CAUTIONARY STATEMENT

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in other section of this Annual Report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts including, without limitation, the Company's expectation with respect to expenditure for property and equipment, the Company's ability to use the internet to increase sales to existing subscribers and to attract new subscribers, the Company's expectation with respect to expenditures for internet development, and the Company's expectation with respect to the funds available to the Company for operations in 2002 are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the competitive conditions that currently exist in the Company's industry, which could adversely impact sales and erode gross margins; and (ii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's profitability. The foregoing list should not be construed as exhaustive and the Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgements, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, investment impairments, goodwill impairments, and realization of deferred tax assets related to net operating loss carryforwards. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgements, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

     The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be aversely affected.

     Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in the demand of our products or there is a higher risk of inventory obsolescence due to aging, the Company my be required to increase its inventory allowances and our gross margin could be adversely affected.

     The Company has experienced significant volatility in the market price of our equity investments. These investments are recorded on the balance sheet at fair value and an impairment charge is recognized when the decline in the fair value below the cost basis is judged to be other than temporary. The Company could be adversely affected by decreases in market price.

Results of Operations

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

     Revenues for the year ended December 31, 2001, approximated $5.9 million, compared to approximately $4.3 million for the year ended December 31, 2000, an increase of 37% or approximately $1.6 million. The increase in revenues is principally attributable to 34% increase in the number of monthly subscriptions in 2001 compared to 2000.

     Cost of goods sold was approximately $2.3 million for the year ended December 31, 2001, compared to approximately $1.4 million for the year ended December 31, 2000, an increase of 67% or approximately $900,000. Cost of goods sold as a percentage of revenues was 39% for 2001 and 32% for 2000. The increase in cost of goods sold and cost of goods sold as a percentage of revenues is a result of a 33% increase in the number of books shipped associated with the corresponding increase in revenues, higher product cost, and an adjustment to increase the inventory reserve that was charged against cost of goods sold.

     Selling, general, and administrative expense was approximately $2.4 million for the year ended December 31, 2001, compared to approximately $2.1 million for the year ended December 31, 2000, an increase of 13% or approximately $300,000. The increase in selling, general and administrative expenses in 2001 compared to 2000 are principally attributable to increased costs associated to support the current and future growth of the company.

     Net Interest expense was approximately $87,000 for the year ended December 31, 2001, compared to approximately $41,000 for the year ended December 31, 2000, an increase of 111% or approximately $46,000. The increase in net interest expense is primarily attributable to interest expense of approximately $109,000 on the office and warehouse that is currently being used by the Junior Library Guild. The office and warehouse lease is classified as a capital lease.

     Depreciation and amortization expense was approximately $147,000 for the year ended December 31, 2001, compared to approximately $76,000 for the year ended December 31, 2000, an increase of 95% or approximately $71,000. The increase was principally attributable to depreciation relating to the capital lease of approximately $73,000.

     The Company's income tax provision of $323,000 was offset by a like reduction in the valuation allowance related to deferred tax assets. The change in the valuation allowance related to the income tax provision for the year ended December 31, 2001 was due to the utilization of net operating loss carryforwards to offset the expense. In addition, a deferred tax benefit of $400,000 was recognized to reflect the Company's reassessment of the future realizability of deferred tax assets.

     Fiscal year 2001 resulted in income from continuing operations of approximately $1.3 million, compared to income from continuing operation of approximately $932,000 in 2000, an increase of approximately $319,000. Gross profits and tax benefits provided substantial increases in fiscal year 2001 compared the fiscal year 2000. However, these substantial increases were offset by a moderate increase in operating expenses, which was mainly attributable to cost associated with supporting the current and future growth of the company, and a decrease in other income and expense. The decrease in other income and expense is attributable to gains in fiscal year 2000 from the settlement of trade payables, the sale of assets and a decline in market conditions resulting in losses in investments in 2001.

     Fiscal year 2001 resulted in a net income of approximately $1.3 million compared to a net income of approximately $1.6 million in 2000. Included in the 2000 net income was a gain of approximately $622,000 from discontinued operations of which approximately $612,000 related to a sales tax settlement. Earnings per share decreased to a net income of $3.87 per share in 2001, compared to net income per share of $4.80 in 2000. Earnings per share from income from continuing operations increased to a net income from continuing operations of $3.87 per share in 2001, compared to a net income from continuing operations per share of $2.88 in 2000. The weighted average common and common equivalent shares at December 31, 2001 and 2000 was 323,775.

Liquidity and Capital Resources

     The Company had a net increase in cash for the years ended December 31, 2001 and December 31, 2000 of approximately $182,000 and approximately $570,000, respectively. Cash on hand was approximately $1.6 million at December 31, 2001, compared to approximately $1.4 million at December 31, 2000.

     In fiscal year 2001, continuing operations provided approximately $823,000 in cash compared to approximately $800,000 in fiscal year 2000. Income from continuing operations for fiscal 2001, adjusted for non-cash items such as depreciation and amortization of approximately $147,000, net losses on investments of approximately $156,000, inventory reserves of approximately $288,000 and deferred taxes of approximately $418,000, was approximately $1.4 million. Other increases in cash flow from continuing operations resulted from a decrease in inventory of approximately $53,000 and an increase in deferred revenue of approximately $605,000. Decreases in cash flow from continuing operations included an increase of approximately $635,000 in accounts receivable, an increase of approximately $161,000 in prepaid expenses and other assets and a decrease in accounts payable and accrued liabilities of approximately $460,000.

     In fiscal year 2000, income from continuing operations, adjusted for non-cash items such as depreciation and amortization of approximately $76,000, total gains of approximately $316,000, total losses of approximately $169,000, and deferred taxes of $100,000 was approximately $761,000. Other increases in cash flow from continuing operations resulted from an increase in accounts payable and accrued liabilities of approximately $562,000 and an increase in deferred revenue of approximately $489,000. Decreases in cash flow from continuing operations included an increase of approximately $468,000 in accounts receivable, an increase of approximately $256,000 in inventory and an increase in prepaid expenses and other assets of approximately $119,000.

     In fiscal year 2001, net cash used by investing activities was approximately $228,000 compared to net cash provided by in investing activities of approximately $1.4 million in fiscal year 2000. Cash used by investing activities in fiscal year 2001 related to the purchase of property and equipment. The primary source providing cash in fiscal year 2000 were proceeds primarily from the sale of property and equipment of approximately $1.4 million.

     In fiscal year 2001, net cash used by financing activities was approximately $413,000 compared to net cash used in financing activities of approximately $1.6 million in fiscal year 2000. The Company used $400,000 to pay the remaining debt obligations of the Company in fiscal year 2001. In fiscal year 2000, the Company used cash to pay $1.6 million in outstanding debt obligations and subordinated debts.

     In fiscal year 2001, the Company financed an expansion to the office and warehouse facility costing approximately $178,000 using funds primary provided from operations. The Company also upgraded its computer network in 2001. The Company does not anticipate any material expenditures for property and equipment during the next twelve months. However, any possible material expenditures would be financed by funds from operations and from cash currently on hand.

     The Company is continuing to pursue the use of the Internet to increase sales as well as customer satisfaction. Management believes that it will be able to increase sales to existing subscribers and also attract new subscribers at a minimal cost to the Company. Cash from operations provided the financing for the development of and maintenance of the internet capabilities. The Company does not anticipate any material expenditures for further Internet development in the next twelve months.

     At December 31, 2001, the Company had net working capital of approximately $2.1 million, an increase of approximately $973,000 over prior year. Total current assets at December 31, 2001 increased by approximately $1.0 million over December 31, 2000 while total current liabilities increased by approximately $57,000 over the same time period. Increases in current assets relate to cash, accounts receivable, prepaid expense and deferred income taxes.

     The Company resumed paying S. Robert Davis his annual salary of $185,000 commencing January 1, 2001. Mr. Davis had elected to defer his salary in May 1998. The Company paid Mr. Davis his deferred salary and accrued interest in January 2001 from cash available at December 31, 2000 without depleting its cash reserves.

     The Company's principal source of liquidity and short-term funding is from operating cash flows. The Company operates primarily in the library market throughout the United States. As a result of doing business, sales are constant throughout the year with small fluctuations associated with the start and end of the school years. Therefore, cash receipts are constant as well throughout the year again with small fluctuations associated with the start and end of the school years.

     The Company believes it's liquidity and availability of funds would not be materially impacted in the short-term by a decrease in the demand of the Company's product. The Company sells annual subscriptions to a customer base of approximately 9,400. These subscriptions have staggered start dates throughout the year. As a result of the customer base located throughout the country and staggered subscriptions, any decrease in the demand would not immediately be felt.

     Furthermore, two primary and significant uses of operating cash flows are variable costs associated with selling the product as well as purchasing of the product. Since any impact from the decrease in the demand of the Company's product would be minimal in the short-term, the Company, through management controls in place, would be able to respond in a timely manner to downward trends. Thus, the Company would be able to affect a decrease in variable selling and purchasing costs corresponding to a decrease in demand.

     The Company's major commitment relates to a capital lease for the use of an office and warehouse facility by JLG. The lease is a twenty-year obligation with minimum monthly lease payments starting at $10,000 per month. See Financial Statement Note 5, Lease Obligations for future commitments.

     The Company maintains its belief that through its course of business, management policies and cash flow from operations, there should be sufficient funds available for the Company's normal business operations in the year 2002.


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The following table sets forth certain information concerning the directors and executive officers of the Company.


                                                        Director or Executive
     Name               Age         Position                Officer Since
------------------     -----        --------            ----------------------

S. Robert Davis (1)     63       Chairman of the Board,         1990
                                 President, Assistant
                                 Secretary, and Director

Randall J. Asmo         37       Executive Vice President       1992
                                 and Director

Juan F. Sotos, M.D.     74       Director                       1992

Charles R. Davis (1)    40       Director                       2000

Rodney L. Taylor        46       Director                       2001

Brent A Garland         37       Director                       2001

Donald R. Hollenack     37       Chief Financial Officer        1999

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

Business Experience of Directors and Executive Officers

     S. Robert Davis was elected a director and Chairman of the Board in 1990, and Assistant Secretary of the Company in 1992. Prior to his election to the Board of Directors, he served as Assistant to the President from 1988 to 1990, on a part-time basis. Additionally, during the past five years, Mr. Davis has operated several private businesses involving the developing, sale and/or leasing of real estate and incentive awards programs.

     Randall J. Asmo was elected Vice President in 1992 and a director in 1997. In 1998, Mr. Asmo was elected Secretary and Executive Vice President. Prior to that time, he served as Assistant to the President from 1990 to 1992. Additionally, since 1987, Mr. Asmo has served as Vice President of Mid-States Development Corp., a privately-held real estate development and leasing company, as Vice President of American Home Building Corp., a privately-held real estate development company. Mr. Asmo is also an officer in several other small business enterprises.

     Juan F. Sotos, M.D was elected as a director in 1992. Dr. Sotos has been a Professor of Pediatrics at The Ohio State University College of Medicine since 1962 and also serves as Chief of Endocrinology and Metabolism at Children's Hospital in Columbus, Ohio.

     Charles R. Davis was elected as a director in 2000. Mr. Davis currently serves as President of Davis Holdings of North Carolina, Inc. and Casco International, Inc., a company that designs and administers incentive awards programs.

     Brent A. Garland was elected as a director in August 2001. Since 1992, Mr. Garland has worked for Mount Carmel Health and has served in various positions. Mr. Garland is currently Senior Director of Corporate and Network Development. Mr. Garland's responsibilities include new business development, joint ventures, mergers, acquisitions, outpatient building projects, physician development and recruitment. Mr. Garland has worked in health care since 1986 in the areas of Human Resources and Corporate Development.

     Rodney L. Taylor was elected as a director in August 2001. Mr. Taylor currently serves as General manager of Family Ford Lincoln Mercury in Marietta, Ohio. From 1994 to 1997, Mr. Taylor was General Sales Manager at Bobb Chevrolet.

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


ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table shows, for the fiscal years ended December 31, 2001, 2000 and 1999, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to the Company's President and any other executive officer whose total salary and bonus exceeded $100,000 (the "Named Executive Officers"), and the principal capacity in which they served:

                          Summary Compensation Table


                                Annual Compensation
                                                                  Securities
                                                                  Underlying
Name and                                         Other Annual  Options/Warrants/
Principal Position    Year  Salary        Bonus  Compensation     SAR's(#) (1)
------------------    ----  ------        -----  ------------    ---------------
S. Robert Davis,      2001 $185,000     $110,678      $0                0
Chairman and
President             2000 $185,000(2)  $0            $0             100,000
                      1999 $185,000(2)  $0            $0                0


Randall J. Asmo       2001 $91,541      $20,000       $0                0
Executive Vice
President


(1) Stock options previously granted to the Named Executive Officer, by their terms, automatically adjust to reflect certain changes in the outstanding Common Shares of the Company, including stock dividends.

(2) Mr. Davis elected to defer and accrue his salary in 1999 and 2000. Mr. Davis' accrued salary earned interest at 7 percent per annum. The Company paid Mr. Davis' accrued salary and interest totaling $496,577 in January 2001.

No   Executive Officers have employment agreements with the Company.


Option/Warrant Grants in Last Fiscal Year to Named Executive Officer

        None.


Aggregated Options Exercised in 2001 and Fiscal Year-End Option/Warrant Values

     The following table provides certain information with respect to options exercised in fiscal 2001 by the Named Executive Officers and the value of such officers unexercised options/warrants at December 31, 2001.


                                                          Value of Unexercised
                              Number of Unexercised      In-the-Money Options(1)
       Shares                Options/Warrants at Year          /Warrants
     acquired on   Value           End(#)                  At Year End($)(2)
Name exercise(#) realized($) Exercisable Unexercisable Exercisable Unexercisable
---- ----------  ----------- ----------- ------------- ----------- -------------
S. Robert
Davis    None        N/A        0           100,000       $0          $315,000


(1) Options are "In-the-Money" if the fair market value of the underlying securities exceeds the exercise or base price of the option at fiscal year end.

(2) The value is calculated by determining the difference between the fair market value of the securities underlying options and the exercise or base price of the option at exercise or fiscal year-end , respectively.


Compensation of Directors

     For the first seven months of 2001, each director who is not an officer of the Company received a fee of $1,100 for attendance at each Board meeting, a fee of $550 for attendance at each telephonic Board meeting, and a fee of $500 for attendance at each meeting of a Board committee of which he is a member. Effective August 2001, directors receive a fee of $500 for attendance at each Board meeting, a fee of $250 for attendance at each telephonic Board meeting, and a fee of $250 for attendance at each meeting of a Board committee. Directors who are also officers of the Company receive no additional compensation for their services as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, to the best of the Company's knowledge, certain information as of March 5, 2001, with respect to the beneficial ownership of shares of the Company's common stock by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, by each director, and by the Named Executive Officer serving as of December 31, 2001, and by all directors and executive officers of the Company as a group.


                                        Amount and Nature            Percent
Name and Address                    of Beneficial Ownership (1)     of Class(2)
----------------                    ---------------------------     -----------

S. Robert Davis                         165,652(3)                      51.16%
5695 Avery Road
Dublin, OH 43016

Charles R. Davis                         38,963                         12.03%
CASCO International, Inc.
13900 Conlan Circle, Suite 150
Charlotte, NC 28277

Robert Moton                             16,600                         5.13%
1406 Casa DeOro
Corpus Christi, TX 78411

Randall J. Asmo                          11,558                         3.57%
5695 Avery Road
Dublin, OH 43016

Juan F. Sotos, M.D.                       2,890                         0.89%
700 Children's Drive, Room ED 421
Columbus, OH 43220

Brent A. Garland                             25                         0.01%
3901 Bickley Place
Columbus, OH 43220

Rodney L. Taylor                             0                          0.00%
105 Social Row
Marietta, OH 45750


All executive officers and directors
 as a group (7 persons)                 219,088(4)                      67.67%

(1)  Represents sole voting and investment power unless otherwise indicated.

(2)  Based on 323,775 shares of common stock outstanding as of March 5, 2001.

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

     At the Board of Directors meeting held in August 2000, the Board unanimously approved an annual bonus to S. Robert Davis, Company Chairman, of 71/2 % on all future sales of the Junior Library Guild in excess of $4.3 million. The additional compensation to Mr. Davis commenced with the fiscal year ending December 31, 2001 and continues until terminated pursuant to a Board authorized resolution. As a result, the Company accrued a bonus of approximately $111,000 as of December 31, 2001. The Company paid Mr. Davis' bonus in January 2002.

     In August 2000, the Board unanimously approved inviting Charles R. Davis to be a Director of the Company. Charles R. Davis is the son of S. Robert Davis, Company Chairman.

     The Junior Library Guild leases from Mid-States Development Corp., which is 100% owned by the Company Chairman, S. Robert Davis, a warehouse and office facility in Union County, Ohio. The lease is for twenty years and terminates on October 31, 2020 with annual rents of $120,000 per year in years one through five, $132,000 per year during years six through ten, $145,200 per year during years 11 through 15, and $159,700 per year during years 16 through 20. The lease is classified as a capital lease.

     In November 2000, the Company received shares of Casco International, Inc. common stock as payment for notes payable to the Company by former employees. The Casco shares are currently being held as trading securities. See "Note 3, Notes Receivable from Stock Sales". Subsequent to year-end, these shares were redeemed for approximately $30,000.

     On January 10, 2001, the Company paid Mr. Davis $496,577 of deferred compensation, including interest at 7 percent per annum, that he elected to defer in May 1998. Commencing January 1, 2001, the Company has resumed paying Mr. Davis his annual salary of $185,000.

     On February 26, 2001, Oxford Resources, Inc., a subsidiary of the Company, entered into an agreement to loan $400,000 to Diamondback Homes, Inc. The promissory note bears interest at 8% and the principal plus accrued interest was due and paid on December 15, 2001. Company Chairman S. Robert Davis owns 50% of the Diamondback Homes. The loan was repaid in December 2001.

     On April 13, 2001, the Company paid Charles R. Davis $30,000 for consulting services. Charles R. Davis is a Director and son of the Company Chairman, S. Robert Davis.

     The Company retired the remaining subordinated note payable to Company Chairman, S. Robert Davis through payments made on April 19, 2001 of $100,000 and May 30, 2001 of $275,000.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

        See Exhibit Index following the Financial Statements.

(b) Reports on Form 8-K filed by Media Source, Inc. during the quarter ending December 31, 2001.

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2001.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Media Source, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Media Source, Inc.
                                                     (Registrant)

Dated:   March 29, 2002                         By:   /s/ S. Robert Davis
                                                      -------------------
                                                       S. Robert Davis
                                                       Chairman of the Board,
                                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Media Source, Inc. and in the capacities and on the date indicated.

Dated:   March 29, 2002                         By:   /s/ S. Robert Davis
                                                      -------------------
                                                       S. Robert Davis
                                                       Chairman of the Board,
                                                       President and Director
                                                       (Principal executive
                                                        officer)


Dated:   March 29, 2002                         By:    /s/ Donald R. Hollenack
                                                      -----------------------
                                                        Donald R. Hollenack
                                                        Chief Financial Officer
                                                        (Principal financial
                                                         and accounting officer)


Dated:   March 29, 2002                         By:    /s/ Randall J. Asmo
                                                       -----------------------
                                                        Randall J. Asmo
                                                        Executive Vice President
                                                              and Director


Dated:   March 29, 2002                         By:    /s/ Juan F. Sotos, M.D.
                                                       -----------------------
                                                        Juan F. Sotos, M.D.
                                                        Director


Dated:   March 29, 2002                         By:    /s/ Charles R. Davis
                                                       --------------------
                                                        Charles R. Davis
                                                        Director


Dated:   March 29, 2002                         By:    /s/ Brent A. Garland
                                                       --------------------
                                                           Brent A. Garland
                                                           Director

Dated:   March 29, 2002                         By:    /s/ Rodney L. Taylor
                                                       --------------------
                                                        Rodney L. Taylor
                                                        Director

                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----

Independent Auditors' Reports                                           18

Consolidated Balance Sheet at December 31, 2001                         19- 20

Consolidated Statements of Operations for the years ended
    December 31, 2001 and 2000                                          21

Consolidated Statements of Comprehensive Income for the years ended
    December 31, 2001 and 2000                                          22

Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 2001 and 2000                                          23

Consolidated Statements of Cash Flows for the years ended December 31, 2001
    and 2000                                                            24

Notes to the Consolidated Financial Statements                          25- 36

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Media Source, Inc.
Columbus, Ohio

     We have audited the accompanying consolidated balance sheet of Media Source, Inc. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.



                                                    /s/ Hausser + Taylor LLP


Columbus, Ohio
February 18, 2002


                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2001


                                ASSETS



Current Assets:

   Cash and cash equivalents ...................................    $ 1,556,835
   Trading securities, at market ...............................        280,978
   Accounts receivable, net of allowance for doubtful
      accounts of $65,000 ......................................      1,965,400
   Inventory ...................................................        918,263
   Prepaid expenses ............................................        475,568
   Deferred income taxes .......................................        839,000
                                                                        -------

            Total current assets ...............................      6,036,044
                                                                      ---------



Property and equipment:

   Buildings and improvements ..................................      1,428,182
   Equipment ...................................................        305,144
                                                                      ---------
                                                                      1,733,326
   Less accumulated depreciation ...............................       (273,623)
                                                                      ---------

            Total property and equipment, net ..................      1,459,703
                                                                      ---------

Other assets:

   Cost in excess of net assets acquired, net of accumulated
       amortization of $1,151,207 ..............................      1,570,489
   Other .......................................................         16,184
                                                                      ---------

            Total other assets .................................      1,586,673
                                                                      ---------




TOTAL ASSETS ...................................................    $ 9,082,420
                                                                    ===========



                     The accompanying notes are an integral
                 part of the consolidated financial statements.


                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001


LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities:

  Accounts payable ............................................    $    430,263
  Accrued liabilities .........................................         456,965
  Accrued tax liabilities .....................................         134,353
  Deferred revenue ............................................       2,888,336
  Current portion of capital lease obligation .................          12,417
                                                                      ---------
     Total current liabilities ................................       3,922,334
                                                                      ---------

Long-Term Liabilities

  Long-term capital lease obligation ..........................       1,224,399
  Deferred income taxes .......................................         321,000
                                                                      ---------

     Total liabilities ........................................       5,467,733
                                                                      ---------



Stockholders' Equity

  Preferred shares: $.01 par value; authorized 300,000
     shares; none issued and outstanding ......................            --
  Common shares: $.01 par value; authorized 500,000
     shares; issued 343,137 shares ............................           3,431
  Capital in excess of stated value ...........................      21,815,126
  Notes receivable from stock sales ...........................        (704,013)
  Accumulated deficit .........................................     (17,241,034)
                                                                    ------------
                                                                      3,873,510


  Less 19,361 shares of common stock in treasury, at cost .....        (258,823)
                                                                    ------------

     Total stockholders' equity ...............................       3,614,687
                                                                    ------------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................    $  9,082,420
                                                                   ============





                     The accompanying notes are an integral
                 part of the consolidated financial statements.


                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years Ended December 31
                                                  -----------------------

                                                   2001              2000
                                                   ----              ----


Revenues ....................................   $ 5,851,677    $ 4,282,725
Costs of goods sold .........................     2,291,460      1,372,582
                                                  ---------      ---------
Gross profit ................................     3,560,217      2,910,143

Operating expenses:

     Selling, general and administrative ....     2,386,517      2,107,947
     Depreciation and amortization ..........       147,275         75,622
                                                  ---------      ---------
     Income from operations .................     1,026,425        726,574


Other income (expense):

     Interest, net ..........................       (86,643)       (41,117)
     Gain on the settlement of trade payables          --          102,847
     Gain on the disposal of assets .........          --          213,510
     Realized loss on investments ...........      (166,518)      (104,746)
     Unrealized gain (loss) on investments ..        10,317       ( 64,679)
     Other ..................................        72,167           --
                                                   ---------      ---------
Income from continuing operations before
   income taxes .............................       855,748        832,389

Benefit from income taxes ...................       396,000        100,000
                                                  ---------       --------

Income from continuing operations ...........     1,251,748        932,389

Gain from discontinued operations ...........          --          622,273
                                                  ---------      ---------

NET INCOME ..................................   $ 1,251,748    $ 1,554,662
                                                  =========      =========
Basic earnings per common share:
       Income from continuing operations ....   $      3.87    $      2.88
     Gain from discontinued operations ......   $      --      $      1.92
                                                  ---------      ---------
     Net income .............................   $      3.87    $      4.80
                                                  =========      =========
Weighted average number of common
     shares outstanding .....................       323,775        323,775
                                                    =======        =======

Diluted earnings per common share:
     Income from continuing operations ......   $      3.30    $      2.82
     Gain from discontinued operations ......   $      --      $      1.88
                                                  ---------      ---------
     Net income .............................   $      3.30    $      4.70
                                                  =========      =========
Weighted average number of common
     shares outstanding .....................       380,257        329,897
                                                    =======        =======



                     The accompanying notes are an integral
                 part of the consolidated financial statements.


                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                 Years Ended December 31
                                                 -----------------------

                                                   2001             2000
                                                   ----             ----

NET INCOME                                      $ 1,251,748     $ 1,554,662

Reclassification of securities from available for
    sale to trading (net of tax)                      -              12,900
                                                  ---------        --------

COMPREHENSIVE NET INCOME                        $ 1,251,748     $ 1,567,562
                                                  =========       =========



                     The accompanying notes are an integral
                 part of the consolidated financial statements.






                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 For the Years Ended December 31, 2001 and 2000
                 ----------------------------------------------


                                             Notes
                                 Capital   Receivable
                        Common Stock     In Excess    From         Unrealized
                        Shares            of Par      Stock          Loss on
                        Issued  Amount    Value       Sales        Securities
                        ------  ------    -----       -----        ----------

Balance
December 31, 1999      343,137  $3,431  $21,974,029 $(902,373)     $(12,900)

Reclassification of
  securities from
  available for sale to
    trading, net of tax    -       -         -          -            12,900
Retirement of note
    receivables from
    stock sales            -       -       (158,903)  198,360          -

Net income                 -       -           -         -             -
                       -------  -------    --------    ------       -------

Balance
December 31, 2000      343,137    3,431  21,815,126  (704,013)         -

Net income                  -      -           -         -             -
                       -------   -------   --------    -------      --------

Balance
December 31, 2001      343,137  $ 3,431 $21,815,126 $(704,013)     $   -
                       =======  ======= =========== ==========     ==========





                        Accumulated      Treasury
                         Deficit         Stock     Total
                         ----------       -----     -----

Balance
December 31, 1999       $(20,047,444)   $(241,123)  $773,620

Reclassification of
  securities from
  available for sale to
    trading, net of tax       -             -         12,900


Retirement of note
    receivables from
    stock sales               -          (17,700)     21,757

Net income                 1,554,662        -      1,554,662
                           ---------     --------  ----------

Balance
December 31, 2000        (18,492,782)   (258,823)  2,362,939

Net income                 1,251,748        -      1,251,748
                          ----------     --------  ---------

Balance
December 31, 2001       $(17,241,034)   $(258,823)$3,614,687
                        =============   ========== =========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.



                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Years Ended December 31
                                                     -----------------------
                                                        2001            2000
                                                        ----            ----
Cash Flow from Operations:


  Income from continuing operations ..............   $ 1,251,748    $   932,389
  Reconciliation to net cash flow used in continuing
    operations:
    Depreciation and amortization ................       147,276         75,622
    Deferred income taxes ........................      (418,000)      (100,000)
    Gain on the settlement of trade payables .....          --         (102,847)
    Gain on disposal of assets ...................          --         (213,510)
    Realized loss on investments .................       166,518        104,746
    Unrealized (gain) loss on investments ........       (10,317)        64,679
    Inventory reserves ...........................       288,000           --
    Changes in working capital items of continuing
           operations:
      Payments for purchases of trading securities        (4,045)    (1,251,940)
      Proceeds from the sale of trading securities          --        1,113,842
      Accounts receivable .........................     (635,237)      (467,046)
      Inventory ...................................       53,226       (255,794)
      Prepaid expenses and other assets ...........     (160,930)      (119,403)
      Accounts payable and accrued liabilities ....     (460,217)       562,499
      Deferred revenue ............................      604,990        488,961
                                                         -------        -------
  Net cash provided by continuing operations ......      823,012        832,198
                                                         -------        -------
  Net cash used in discontinued operations ........         --          (32,748)
                                                         -------        -------
  Net cash provided by operations .................      823,012        799,450

Cash Flow from Investing Activities:
    Payments for purchases of property and equipment    (227,818)       (59,579)
    Proceeds from sale of property and equipment ...        --        1,451,246
                                                         -------      ---------
  Net cash flow provided by (used in) investing
    activities                                          (227,818)     1,391,667
                                                         -------      ---------
Cash Flow from Financing Activities:
    Payments on capital lease obligation ............    (13,184)          --
    Payments on debt obligations ....................       --         (745,897)
    Payments on subordinated debt ...................   (400,000)      (875,000)
                                                        --------        --------
  Net cash flow used in financing activities ........   (413,184)    (1,620,897)
                                                        --------      ----------
Increase in cash ....................................    182,010        570,220

Cash, beginning of year .............................  1,374,825        804,605
                                                       ---------        --------
Cash, end of year ...................................$ 1,556,835    $ 1,374,825
                                                       =========      ==========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.


                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Media Source, Inc ("the Company") and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company's children's literature subscription service is operated through its MT Library Services, Inc., d.b.a., Junior Library Guild ("JLG"). The Company also operates Oxford Resources, Inc., a wholly owned subsidiary, which sells children's books to the public as well as to the school and library market.

Use of Management Estimates

     The preparation of financial statements, in conformity with accounting generally accepted in the United States of America, requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

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

     At December 31, 2001, the Company had gross unrealized gains of $16,230 and gross unrealized losses of $100,307 on common stock investments classified as trading securities with a fair market value of $280,978 and cost of $365,055. At December 31, 2000, the Company had gross unrealized gains of $24,143 and gross unrealized losses of $118,537 on common stock investments classified as trading securities with a fair market value of $433,134 and cost of $527,528.

     During 2000, the Company reassessed the classification of available-for-sale securities, and transferred this investment to the trading category. Therefore, at December 31, 2000, the Company did not have securities classified as available-for-sale. As a result of this classification, the gross unrealized loss of $12,900 included in comprehensive income at December 31, 1999 has been recognized in the consolidated statement of operations at December 31, 2000.

Accounts Receivable

     The Company mainly sells its products to public and private school libraries and public libraries across the United States. The accounts receivable are well diversified and are expected to be repaid in the normal course of business.

Inventory

     Inventory consists of finished goods which are comprised of books. Inventory is valued at the lower of cost or market using the first-in, first-out
(FIFO) method. The carrying value of inventory represents the Company's estimate of its net realizable value. The Company periodically reviews the carrying value of its inventory based upon such factors as historical sales information, future demand, and aging. At December 31, 2001, the Company has provided reserves of approximately $853,000 against the carrying value of inventory.

Prepaid Expenses

     Prepaid expenses at December 31, 2001 include approximately $276,000, of prepaid selling costs for the sales of book subscriptions. Such costs are directly attributable to the selling of subscriptions and are expensed in the year the related sales occur.

Buildings  and Equipment

     Buildings and equipment are recorded at cost and depreciated over their estimated useful life on the straight-line method. Estimated useful lives range from five to twenty years. Major repairs and improvements are capitalized; minor repairs are expensed as incurred. Depreciation expense for the years ended December 31, 2001 and 2000 approximated $99,000 and $27,000, respectively.


Cost In Excess of Net Assets Acquired and Other Assets

     The majority of cost in excess of net assets acquired is amortized on a straight-line basis over 40 years. Management periodically evaluates its accounting for cost in excess of net assets acquired by considering such factors as historical performance, current operating results, and future operating income. At each balance sheet date, the Company evaluates the reasonableness of goodwill based upon expectations of non-discounted cash flows from operations and eventual disposition for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 2001. Based on this periodic review, management believes that the carrying value of cost in excess of net assets acquired is reasonable and the amortization period is appropriate. Amortization expense on cost in excess of net assets acquired for the years ended December 31, 2001 and 2000 totaled approximately $48,000 per year.

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

     Management has reviewed long-lived assets and intangible assets including goodwill and determined that impairment adjustments were not deemed to be necessary at December 31, 2001.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 ("SFAS 141"), "Business Combinations" and SFAS No. 142 ("SFAS 142"),
"Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather that being amortized as previous standards required. Goodwill amortization was approximately $48,000 for 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 did not have a material effect on the Company's operating results or financial condition. The Company is currently assessing the impact of SFAS 142 on its operating results and financial condition.

     In August 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material effect on the Company's operating results or financial condition.

Deferred Revenue

     Deferred revenue represents customer prepayments for goods and services that the Company will deliver in the future. Upon delivery of such goods and services, deferred revenues are recognized as revenues.

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all short-term instruments purchased with a maturity of three months or less to be cash equivalents. Included in cash at December 31, 2001 is a certificate of deposit with a balance of approximately $166,000 that will mature within four months of year-end.

Per Share Data

     Per share amounts are computed in accordance with SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options and warrants outstanding during the year.

Stock-Based Compensation

     The Company has stock option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments, but continues to allow the Company to measure compensation cost for those equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company intends to continue the use of the intrinsic value-based method.

     As a result, this standard does not have any effect to the Company's financial statements other than to require disclosure of the pro forma effect on net income of using the fair value-based method of accounting. The Company has made the disclosures required by SFAS No. 123 as of December 31, 2001 and December 31, 2000 and for the years then ended. (see Note 2).

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

Fair Value of Financial Instruments

     SFAS No. 107, "Disclosure about the Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies as applicable. The fair value of all current assets (except investments) and liabilities approximate fair value because of their short-term nature. The fair value of the Company's capital lease obligation was estimated based on current rates for debt with similar remaining maturities.

        See Investments section above for disclosure of investments.

Reclassification

     Certain   2000  amounts   have  been   reclassified   to  conform  to  2001
presentation.

2.  STOCK OPTIONS, WARRANTS AND STOCK APPRECIATION RIGHTS

     At December 31, 2001, there were no shares of the Company reserved for issuance under the incentive stock option plan, 100,000 shares were reserved under the non-statutory stock option plan, and 6,710 shares were reserved for outstanding warrants. Information for the stock options and warrants is summarized as follows:

                                                  Years ended December 31,
                                                  ------------------------

                                                2001                     2000
                                                ----                     ----

Non-Statutory Stock Options
---------------------------

Outstanding, beginning of year ............    100,000                    6,500
    Granted ...............................       --                    100,000
    Canceled ..............................       --                     (6,500)
    Exercised .............................       --                        --
                                               -------                  --------
Outstanding, end of year ..................    100,000                  100,000
                                               =======                  ========

Exercise price range of options outstanding   $   2.25                 $   2.25



Exercise price range of options exercised
        during the year ...................       --                        --


Warrants

Outstanding, beginning of year ............      6,710                   11,999
    Granted ...............................       --                        --
    Canceled ..............................       --                     (5,289)
    Exercised .............................       --                        --
                                                ------                  --------
Outstanding, end of year ..................      6,710                    6,710
                                                ======                  ========


Exercise price range of warrants
        outstanding .......................   $23.75 to $45.00  $23.75 to $45.00


Exercise price range of warrants exercised
        during the year                            --                       --


     There were no Incentive Stock Options outstanding in 2001 and 2000 due to the Company canceling all of the options in 1999 that were granted from the Company's 1993 Incentive Stock Option Plan.

     The non-statutory options were granted to S. Robert Davis in exchange for allowing the Company to restructure his $500,000 subordinated note payable originally due August 1, 2000. The non-statutory options are priced at 1/8 above fair market value on the date of grant. All of the non-statutory options outstanding at December 31, 2001, are exercisable after May 10, 2003 and expire after May 10, 2006. In 2000, 6,500 non-statutory options expired.

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

A summary of options and warrants outstanding at December 31, 2001, is as follows:


                                                                     Company
                                                                     Proceeds
Date Granted or              Shares        Shares                      Upon
    Issued                  Reserved     Exercisable     Price       Exercise
---------------            ----------    ------------   -------      --------

Non-Statutory Stock Options:
    May 10, 2000             100,000           -        $2.250      $ 225,000
                             -------     ------------   -------     ----------

Warrants:
    December 24, 1997          2,500         2,500       37.50         93,750
    January 23, 1998           4,210         4,210       23.75         99,988
                             -------      ------------  -------     ----------
                               6,710         6,710                    193,738
                             -------      ------------              ----------

Total Options and Warrants   106,710         6,710                  $ 418,738
                             =======      ============              ==========

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. As noted in Note 1, the Company is continuing to utilize the intrinsic value-based method for accounting for employee stock options or similar equity instruments; therefore, the Company has not recorded any compensation cost in the statements of operations for stock-based employee compensation awards.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma income and earnings per share are as follows for the year ended:


                                                        2001            2000
                                                        ----            ----

Net income - as reported ............................   $ 1,251,748   $1,554,662
Net income - pro forma ..............................   $ 1,224,971   $1,539,044
Basic earnings per common share - as reported .......   $      3.87   $     4.80
Basic earnings per common share - pro forma .........   $      3.79   $     4.75
Diluted earnings per common share - as reported         $      3.30   $     4.70
Diluted earnings per common share - pro forma .......   $      3.23   $     4.66
Weighted -average fair value of options
  granted during the year ...........................   $      --     $     2.25

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

        There were no options granted during 2001.

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

     During 2000, the Company offered its former employees, which pledged as collateral for the notes their exercised shares of common stock as well as the dividend stock they received as part of the spin off of the former subsidiary CASCO, the option of canceling the notes and transferring their shares of common stock to the Company in lieu of payment. The former employees accepted the Company's offer. Using the stock closing prices on November 7, 2000 of $1.531 for the CASCO shares and November 11, 2000 of $4.000 for the Media Source shares, the Company rescinded approximately $198,000 in notes, converted the Media Source shares of common stock into the Company's name as treasury stock, and retained the CASCO shares of common stock as an investment. As a result of this transaction, the Company recorded a reduction of approximately $159,000 to capital in excess of stated value.

     The notes for S. Robert Davis, Randall J. Asmo and Charles R. Davis, were extended for an additional two years until August 2002.


4.  DEBT OBLIGATIONS


     At December 31, 2000, the Company was obligated on a $400,000 subordinated note payable bearing interest of 12% due in quarterly installments of $25,000 to
S. Robert Davis, Company Chairman. During the quarter ended June 30, 2001, the Company retired the remaining subordinated note payable.

5.  LEASE OBLIGATIONS

Operating

     The Company is obligated  under  various  noncancelable  operating  leases.
Operating leases were principally for vehicles in 2001 and vehicles and operating facilities in 2000. Rent expense under operating leases amounted to approximately $85,000 and $236,000 for the years ending December 31, 2001 and 2000, respectively. Future minimum lease payments under operating leases are as follows:


                2002     $  54,605
                2003        18,467
                         ---------
                         $  73,072
                         =========



Capital

     The Company entered into a capital lease with Mid-States Development Corp. (a related party, see Note 11, "RELATED PARTY TRANSACTIONS") for its operating facility. The future minimum lease payments by year with the present value of such payments, as of December 31, 2001 are as follows:

           2002                                         $   120,000
           2003                                             120,000
           2004                                             120,000
           2005                                             122,000
           2006                                             132,000
           Thereafter                                     2,030,500
                                                          ---------
           Total minimum lease payments                   2,644,500
           Less amount representing interest              1,407,684
                                                          ---------
           Present value of minimum lease payments        1,236,816
           Less current portion                              12,417
                                                          ---------
           Long-term capital lease obligation           $ 1,224,399
                                                          =========


     Buildings under capital leases consisting of office and warehouse are recorded at December 31, 2001, as follows:

           Building                                     $ 1,250,000
           Less accumulated depreciation                    (72,917)
                                                        -----------
                                                        $ 1,177,083
                                                        ===========

     Amortization expense for operating facilities under capital leases was $72,917 for 2001 and is included in depreciation expense.

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

For the years ended 2001 and 2000, the provision (benefit) for income taxes consisted of the following:


                                        December 31,    December 31,
                                           2001            2000
                                           ----            ----

Current
     Federal ...........................   $  18,000    $    --
     State and local ...................       4,000         --
                                           ---------    ---------
Net current ............................   $  22,000    $    --
                                           ---------    ---------

Deferred
     Federal ...........................   $   7,000    $ 100,000
     State and local ...................        --          4,400
     Utilization of net operating losses     294,000      430,000
     Decrease in valuation allowance ...    (719,000)    (634,400)
                                           ----------   ----------
Net Deferred ...........................   $(418,000)   $(100,000)
                                           ----------   ----------

Net benefit for taxes ..................   $ 396,000    $ 100,000
                                           ==========   ==========

The following sets forth the differences between the provision for income taxes computed at the federal statutory rate of 34% and that reported for financial statement purposes:


                                      December 31,   December 31,
                                          2001         2000
                                          ----         -----


Provision for taxes at statutory rate   $(292,000)   $(495,000)

Adjustment to valuation allowance ...     719,000      634,400
Alternative minimum tax .............     (18,000)        --
State income taxes, net of
  federal income tax provision ......      (1,000)     (22,000)
Tax effect of permanent differences .      (1,000)      (3,000)
Other ...............................     (11,000)     (14,400)
                                        ---------    ----------
Total benefit for income taxes ......   $ 396,000    $ 100,000
                                        =========    ==========

     Temporary differences between income for financial reporting purposes and tax reporting purposes relate primarily to accounting methods for doubtful accounts, inventory costs, accrued and prepaid expenses and reserves, and depreciation and amortization expense.

The components of net deferred tax assets as of December 31, 2001 is as follows:


                                            December 31,
                                                2001
                                                ----
Assets
   Provision for doubtful accounts .....   $    23,000
   Inventory costs capitalized for
     tax purposes ......................        32,000
   Inventory Reserve ...................       276,000
   Alternative minimum tax .............        18,000
   Accruals and reserves to be expensed
     as paid for tax purposes ..........         4,000
   Other ...............................         8,000
   Unrealized loss on trading securities        30,000
   Tax operating leases ................        21,000
   Net operating loss carryforwards ....     5,493,000
                                            ----------
                                             5,905,000

   Less valuation allowance ............    (5,066,000)
                                            ----------
   Deferred tax asset, net of
     valuation allowance ...............       839,000
                                            ----------

Liabilities
    Costs deducted as paid for
      tax purposes .....................       (98,000)
    Excess of tax over financial
      accounting depreciation and
      amortization .....................      (223,000)
                                              ---------
                                              (321,000)
                                              ---------

Net deferred tax asset .................   $   518,000
                                           ============


     Under SFAS No. 109, if on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. During 2001 and 2000, $719,000 and $634,400, respectively of the valuation allowance was reversed because the Company has generated or expects to generate taxable income from operations. In management's opinion, it is more likely than not that a portion of the gross deferred tax assets will be realized through future taxable earnings or tax planning strategies and accordingly, the benefit for income taxes includes the effect of reductions in the valuation allowance of $400,000 and $100,000, respectively for 2001 and 2000.

     The  Company  used   approximately   $745,000  of  federal  operating  loss
carryforwards to offset current federal income tax for the year ended December 31, 2001.

     At December 31, 2001, operating loss carryforwards of approximately $15.5 million are available to offset future taxable income and will expire during the years 2007 through 2020.

7.  DISCONTINUED OPERATIONS

     Effective on the close of business on June 25, 1998, the Company sold certain of its assets relating to the book fair business, operated by Oxford Resources, Inc. (formerly known as Pages Book Fairs, Inc.), its wholly-owned subsidiary, for approximately $10.5 million. These assets included inventory, display cases, and customer lists. The Company has discontinued its book fair business and the accompanying financial statements reflect the results from the book fair business as discontinued operations.

     Gain from discontinued operations in 2000 was approximately $622,000, which included a gain on a sales tax settlement of approximately $612,000.

8.   SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION

     Cash paid for interest during the years ended December 31, 2001 and 2000, aggregated approximately $128,000 and $90,000 and cash paid for income taxes was approximately $23,000 and $0, respectively.

     The Company entered into a capital lease to purchase a building in the amount of $1,250,000.


9.  RETIREMENT PLAN

     In October 1999, the Company established a new defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan was effective January 2000 and covers all eligible employees. Employees become eligible upon reaching age 21 and completing a year of service. The Company does not contribute into the Plan.

10.  EARNINGS PER SHARE

     The following table represents the computation of basic and diluted earnings per share.


                                                     Year Ended December 31,
                                                     -----------------------
                                                         2001          2000
                                                         ----          ----

Basic Earnings Per Share:
Weighted average number of common shares outstanding      323,775      323,775
                                                        ---------    ---------

Income from continuing operations ..................   $1,251,748   $  932,389
Discontinued operations ............................         --        622,273
                                                       ----------    ---------
Net income available to common stockholders ........   $1,251,748   $1,554,662
                                                       ==========   ==========
Income per common share:
Income from continuing operations ..................   $     3.87   $     2.88
Discontinued operations ............................         --           1.92
                                                       ----------   ----------
Basic earnings per share ...........................   $     3.87   $     4.80
                                                       ==========   ==========
Diluted Earnings Per Share:
Weighted average number of common shares
  outstanding - basic ..............................      323,775      323,775

Effect of Diluted Securities:
Dilutive stock options .............................       56,482        6,122
                                                        ---------      --------
Dilutive potential common shares ...................      380,257      329,897
                                                        =========      ========
Income per common share:
Income from continuing operations ..................   $1,251,748   $  932,389
Discontinued operations ............................         --        622,273
                                                       ----------   -----------
Net income available to common
   stockholders and assumed conversions ............   $1,251,748   $1,554,662
                                                       ==========   ===========
Diluted earnings per common share:
Income from continuing operations ..................   $     3.30   $     2.82
Discontinued operations ............................         --           1.88
                                                       ----------   -----------
Diluted earnings per share .........................   $     3.30   $     4.70
                                                       ==========   ===========




11.  RELATED PARTY TRANSACTIONS

See "ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

                                 EXHIBIT INDEX
                         MEDIA SOURCE, INC. FORM 10-KSB
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2001


(a) 1. Financial Statements. See Index to Consolidated Financial Statements and Financial Schedule on page 17.

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

                                   EXHIBIT 21
                                SUBSIDIARIES OF
                               MEDIA SOURCE, INC.


                                          State of        Percent of Stock
Name of Subsidiary                      Incorporation   Owned by Registrant
------------------                      -------------   -------------------

OXFORD RESOURCES, INC.                  Florida                  100%

MT LIBRARY SERVICES, INC.               Florida                  100%