Form 10QSB
period 2002-03-31
MEDIA SOURCE INC
filed 2002-05-14
CIK 354564

UNITED STATES
                       SECURITIES AND EXHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

 (Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of share  outstanding  of each of the issuer's  classes of
common  equity,  as  of  the  latest  practical  date:   323,775  common  shares
outstanding, each with $0.01 par value, as of April 30, 2002.

Transitional Small Business Disclosure Format (Check one): YES        NO   X   .

                               MEDIA SOURCE, INC.
                                  FORM 10-QSB
                                     INDEX


Part I - Financial Information

     Item 1 - Financial Statements (unaudited)

          Consolidated Balance Sheet - March 31, 2002

          Consolidated Statements of Operations - Three Months ended March 31, 2002 and 2001

          Consolidated Statements of Cash Flows - Three Months ended March 31, 2002 and 2001

          Notes to Financial Statements

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other information

Signatures


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               MEDIA SOURCE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 March 31, 2002
                                  (Unaudited)

                        ASSETS

Current Assets:


     Cash and cash equivalents ................................     $ 2,202,077
     Trading securities, at market ............................         251,807
     Accounts receivable, net of allowance for doubtful
       accounts of $65,000 ....................................       1,523,308
     Inventory ................................................         906,731
     Prepaid expenses .........................................         365,574
     Deferred income taxes ....................................         954,000
                                                                  -------------

               Total current assets ...........................       6,203,497


Property and equipment
     Buildings and improvements ...............................       1,439,809
     Equipment ................................................         305,144
                                                                  -------------
                                                                      1,744,953
     Less accumulated depreciation ............................        (301,481)
                                                                  -------------

               Total property and equipment, net ..............       1,443,472



Other Assets:
     Cost in excess of net assets acquired ....................       1,570,489
     Other ....................................................          16,184
                                                                  -------------

               Total other assets .............................       1,586,673



                                                                  -------------
TOTAL ASSETS ..................................................     $ 9,233,642
                                                                  =============










                             See accompanying notes


                               MEDIA SOURCE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 March 31, 2002
                                  (Unaudited)


                LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities:
     Accounts payable ...........................................  $    363,197
     Accrued liabilities ........................................       362,154
     Accrued tax liabilities ....................................       136,999
     Deferred revenue ...........................................     2,699,325
     Current portion of capital lease obligation ................        12,690
                                                                   ------------

               Total current liabilities ........................     3,574,365


Long-term capital lease obligation ..............................     1,221,122
Deferred income taxes ...........................................       321,000
                                                                   ------------

               Total liabilities ................................     5,116,487


Stockholders' Equity:
     Preferred shares: $.01 par value; 300,000 shares authorized;
       no shares issued or outstanding
     Common shares: $.01 par value; 500,000 shares authorized; ..         3,431
       343,137 issued and outstanding
     Capital in excess of stated value ..........................    21,815,126
     Notes receivable from stock sales ..........................      (704,013)
     Accumulated deficit ........................................   (16,738,566)
                                                                   ------------
                                                                      4,375,978

     Less shares of common stock in treasury of 19,361 at cost ..      (258,823)

                                                                   ------------
               Total stockholders' equity .......................     4,117,155

                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ......................  $  9,233,642
                                                                   ============













                             See accompanying notes


                               MEDIA SOURCE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three months ended March 31,
                                                ----------------------------
                                                    2002           2001
                                                ------------    ------------
                                                        (unaudited)

Revenues .....................................   $ 1,747,015    $ 1,323,476
Costs of goods sold ..........................       621,954        466,158
                                                 -----------    -----------
Gross profit .................................     1,125,061        857,318



Operating expenses:
     Selling, general and administrative .....       689,570        560,071
     Depreciation and amortization ...........        27,857         32,904
                                                 -----------    -----------
Total operating expenses .....................       717,427        592,975

                                                 -----------    -----------
Income from operations .......................       407,634        264,343


Other income (expense)
     Interest, net ...........................       (20,022)       (28,430)
     Realized gain (loss) on investments .....        16,293        (15,648)
     Unrealized (loss) on investments ........       (16,437)      (126,938)
     Other ...................................          --            1,500
                                                 -----------    -----------
Total other expense ..........................       (20,166)      (169,516)

                                                 -----------    -----------
Income from continuing operations before taxes       387,468         94,827


Income tax benefit ...........................       115,000         35,000
                                                 -----------    -----------

NET INCOME ...................................   $   502,468    $   129,827
                                                 ===========    ===========




Basic earnings per common share: .............   $      1.55    $      0.40
                                                 ===========    ===========
Weighted average number of common shares
  outstanding ................................       323,775        323,775
                                                 ===========    ===========

Diluted earnings per common share: ...........   $      1.32    $      0.36
                                                 ===========    ===========
Weighted average number of common shares
  outstanding ................................       379,778        362,565
                                                 ===========    ===========





                             See accompanying notes


                               MEDIA SOURCE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Three months ended March 31,
                                                   ----------------------------
                                                        2002            2001
                                                    ----------     ------------
                                                        (unaudited)

Cash Flow from Operations:
Net income ......................................   $   502,468    $   129,827
Reconciliation to net cash flow provided by (used in) operations:
     Depreciation and amortization ..............        27,857         32,904
     Realized (gain) loss on investments ........       (16,293)        15,648
     Unrealized loss on investments .............        16,437        126,938
     Deferred income taxes ......................      (115,000)       (35,000)
Changes in working capital items of operations:
     Accounts receivable ........................       442,092        538,107
     Inventory ........................... ......        11,536         80,036
     Prepaid expenses and other assets .... .....       109,994           (480)
     Accounts payable and accrued liabilities ...      (159,235)      (733,899)
     Deferred revenue ...........................      (189,011)      (261,837)
                                                     -----------    -----------

Net cash provided by (used in) operations .......       630,845       (107,756)

Cash flow from investing activities:
     Issuance of note receivable ............. ..          --         (400,000)
     Payments for purchase of property and equipment    (11,627)        (6,685)
     Payments for purchase of trading securities ...       (815)        (1,433)
     Proceeds from the sale of  trading securities .     29,843           --
                                                     -----------    -----------
Net cash provided by (used in) investing activities      17,401       (408,118)


Cash flow from financing activities:
     Payments on capital lease obligations .........     (3,004)       (15,625)
     Payments on subordinated debt issued ..........       --          (25,000)
                                                     ------------  ------------
Net cash used in financing activities ..............     (3,004)       (40,625)

Increase (decrease) in cash ........................    645,242       (556,499)

Cash, beginning of period ..........................  1,556,835      1,374,825
                                                     ------------   -----------

Cash, end of period .............................   $ 2,202,077    $   818,326
                                                     ============   ===========











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

     The interim consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual financial statements and notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2001.


Note 2.  Principles of Consolidation

     The consolidated financial statements include the accounts of Media Source, Inc. (the "Company") and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions.


Note 3.  Reclassification

     Certain   2001  amounts   have  been   reclassified   to  conform  to  2002
presentation.


Note 4.  Supplemental Cash Flow Information

     Cash payments during the three months ended March 31, 2002 and 2001, included interest of approximately $27,000 and $40,000, respectively, and income taxes of approximately $0 and $17,000, respectively.

Note 5.  Income Taxes

     There was no income tax provision for the three months ended March 31, 2002 and 2001, due to the availability of net operating loss carryforwards and a reduction in the deferred income tax valuation allowance resulting in a deferred tax benefit equal to the provision for the quarter. Estimated income tax rates based on annualized income were taken into consideration. The aforementioned valuation allowance has been previously provided as a reduction of the value of the deferred tax asset attributable to the Company's net operating loss carryforwards. The three-month period ended March 31, 2002 reflects an additional reduction in the valuation allowance and a related tax benefit to provide for the probable future utilization of net operating loss carryforwards.


Note 6. Earnings Per Share

     The following table represents the computation of basic and diluted earnings per share.


                                                 Three months ended March 31,
                                                -----------------------------
                                                        2002       2001
                                                      --------   --------
                                                          (unaudited)
Basic and Diluted Earnings Per Share:

Weighted average number of common shares outstanding    323,775    323,775

Net income available to common stockholders ........   $502,468   $129,827

Net income per share ...............................   $   1.55   $   0.40



Diluted Earnings Per Share:
Weighted average number of common shares
   outstanding - basic .............................    323,775    323,775

Effect of Diluted Securities:
Dilutive stock options .............................     56,003     38,790
                                                       --------    -------
Dilutive potential common shares ...................    379,778    362,565
                                                       ========    =======
Net income available to common stockholders and
   Assumed conversions .............................   $502,468   $129,827

Diluted net income per share .......................   $   1.32   $   0.36

Note 7. Related Party Transactions

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


Note 8. Recent Accounting Pronouncement

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather that being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the provisions of the new rules related to impairment testing, it does not expect such results to have a material effect on the Company's results of operations or financial position.


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

     Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in the demand of our products or there is a higher risk of inventory obsolescence due to aging, the Company may be required to increase its inventory allowances and our gross margin could be adversely affected.

     The Company is required to perform impairment tests on goodwill on annual basis. As of March 31, 2002, the Company is currently evaluating the provisions of the new rules related to impairment testing, but does not expect such results to have a material effect on the Company's results of operations or financial position. There can be no assurance that the future goodwill impairment tests will not result in a charge to earnings.

     The Company previously provided a valuation allowances principally as a reduction of the value of the deferred tax asset attributable to the Company's net operating loss carryforwards. The Company will continue to evaluate the probable future utilization of net operating loss carryforwards and when, in management's opinion, it is more likely than not that a portion of the gross deferred tax assets will be realized through future taxable earnings or tax planning strategies, the valuation allowance will be reduced accordingly.

     The Company has experienced significant volatility in the market price of our equity investments. These investments are recorded on the balance sheet at fair value and an impairment charge is recognized when the decline in the fair value below the cost basis is judged to be other than temporary. The Company could be adversely affected by decreases in market price.


First Quarter 2002 Compared with First Quarter 2001

     Revenues for the three months ended March 31, 2002, approximated $1.7 million compared to approximately $1.3 million for the three months ended March 31, 2001, an increase of 32% or approximately $424,000. The increase in revenues is principally attributable to an increase in the number of monthly subscriptions and the selling of additional backlist book titles

     Cost of goods sold was approximately $622,000 for the three months ended March 31, 2002, compared to approximately $466,000 for the three months ended March 31, 2001 an increase of 33% or approximately $156,000. The increase in cost of goods sold corresponds to the increase in revenues. As a percentage of revenues, cost of goods sold was 36% during the first quarter of 2002, compared to 35% for the same period in 2001.

     Selling,  general, and administrative  expense were approximately  $690,000 for the three months ended March 31, 2002, compared to approximately $560,000 for the three months ended March 31, 2001, an increase of 23% or approximately $129,000. The increase in selling, general, and administrative expenses that occurred during the first quarter of 2002 compared to 2001 is principally attributable to increased costs associated to support the current and future growth of the company.

     Depreciation and amortization expense was approximately $28,000 for the three months ended March 31, 2002, compared to $33,000 for the three months ended March 31, 2001, a decrease of 15% or approximately $5,000. The decrease is principally attributable to the reduction in amortization expense related to goodwill.

     Net interest expense was  approximately  $20,000 for the three months ended
March 31, 2002, compared to approximately $28,000 for the three months ended March 31, 2001, an decrease of 30% or $8,000. The decrease is principally due to the absence of outstanding debt at March 31, 2002 compared to approximated $388,000 in average outstanding debt for the three months ended March 31, 2001.

     There was no income tax provision for the three months ended March 31, 2002 and 2001, due to the availability of net operating loss carryforwards and a reduction in the valuation allowance resulting in a deferred tax benefit equal to the provision. Estimated income tax rates based on annualized income were taken into consideration. The aforementioned valuation allowance has been previously provided as a reduction of the value of the deferred tax asset attributable to the Company's net operating loss carryforwards. The first quarter ended March 31, 2002 reflects an additional reduction in the valuation allowance and a related tax benefit to provide for the probable future utilization of net operating loss carryforwards.

     The first quarter ended March 31, 2002 resulted in net income of approximately $502,000 versus net income of approximately $130,000 in the first quarter ended March 31, 2001, an increase of approximately $372,000. Gross profits, a reduction in unrealized loss on investments, and tax benefits provided substantial increases to net income in fiscal year 2002 compared to fiscal year 2001. However, these substantial increases were offset by a moderate increase in operating expenses, which was mainly attributable to cost associated with supporting the current and future growth of the company. Current quarter basic and diluted income per share for the first quarter ended March 31, 2002 was $1.55 and $1.32 respectively, versus basic and diluted income per share of $0.40 and $0.36 in the comparable quarter last year. The weighted average common and common equivalent shares for the first quarters 2002 and 2001 was 323,775.


Liquidity and Capital Resources

     The Company had a net increase in cash for the three months ended March 31, 2002, of approximately $645,000, compared to a net decrease for the comparable period in 2001 of approximately $556,000. Cash on hand was approximately $2.2 million and $818,000 at March 31, 2002 and 2001 respectively, a twelve month increase of approximately $1.4 million.

     For the three months ended March 31, 2002, operations provided cash of approximately $631,000 compared to using cash of approximately $107,000 for the same period ended March 31, 2001. Income from operations for the three months ended March 31, 2002, adjusted for non-cash items such as depreciation and amortization of approximately $28,000 and deferred taxes of approximately $115,000, provided approximately $416,000 in cash. Primary increases in cash flow from operations in 2002 were from a $442,000 decrease in accounts receivable and a $110,000 decrease in prepaid expenses and other assets. Primary decreases in cash flow from operations were a $159,000 decrease in accounts payable and accrued liabilities and a $189,000 decrease in deferred revenue.

     In fiscal 2001, income from operations for the three months ended March 31, 2001, adjusted for non-cash items such as depreciation and amortization of approximately $33,000, losses on investments of approximately $143,000 and deferred taxes of approximately $35,000, provided approximately $270,000 in cash. Primary increases in cash flow from operations in 2001 were from a $538,000 decrease in accounts receivable and a $80,000 decrease in inventory. Primary decreases in cash flow from operations were a $734,000 decrease in accounts payable and accrued liabilities and a $262,000 decrease in deferred revenue.

     Cash from investing activities for the three months ended March 31, 2002 was approximately $17,000 compared to cash used in investing activities of approximately $408,000 for the three months ended March 31, 2001. For the period ended March 31, 2001, the primary use of cash was a $400,000 loan made to an affiliated company. The Company does not anticipate material expenditures for property and equipment during the next nine months.

     For the three months ended March 31, 2002 and March 31, 2001, cash used in financing activities was approximately $3,000 and $41,000, respectively. The decrease is principally attributable to the payment of debt obligations for the period ended March 31, 2001 of $25,000 on approximated $388,000 in average outstanding debt compared to the absence of outstanding debt at March 31, 2002.

     At March 31, 2002, the Company had net working capital of approximately $2.6 million, an increase of approximately $1.4 million over the prior year. Total current assets at March 31, 2002 increased by approximately $2.1 million over March 31, 2001 while total current liabilities increased by approximately $705,000 over the same period. The increase in cash accounted for $1.4 million of the $2.1 million increase in current assets.

     The Company's principal source of liquidity and short-term funding is from operating cash flows. The Company operates primarily in the library market throughout the United States. As a result of doing business, sales are constant throughout the year with some fluctuations associated with the start and end of the school years. Therefore, cash receipts are constant as well throughout the year again with some fluctuations associated with the start and end of the school years.

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

                None.


ITEM 5:  OTHER INFORMATION

                None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             None

        (b)  Reports on Form 8-K filed during the quarter ended March 31, 2002:

             None

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Media Source, Inc.
                                                (Registrant)



Dated:   May 13, 2002                     By:  /s/Donald R. Hollenack
                                               -----------------------
                                                  Donald R. Hollenack
                                                  Chief Financial Officer
                                                 (Principal financial and
                                                  accounting officer)