Form 10QSB
period 2002-06-30
MEDIA SOURCE INC
filed 2002-08-14
CIK 354564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

 (Mark one)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2002

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of share  outstanding  of each of the issuer's  classes of
common  equity,  as  of  the  latest  practical  date:   323,775  common  shares
outstanding, each with $0.01 par value, as of July 31, 2002.

Transitional Small Business Disclosure Format (Check one): YES        NO   X   .

                               MEDIA SOURCE, INC.
                                  FORM 10-QSB
                                     INDEX


Part I - Financial Information

     Item 1 - Financial Statements (unaudited)

          Consolidated Balance Sheet - June 30, 2002

          Consolidated Statements of Operations - three and six months ended June 30, 2002 and 2001

          Consolidated Statements of Cash Flows - six months ended June 30, 2002 and 2001

          Notes to Financial Statements

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other information

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               MEDIA SOURCE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 June 30, 2002
                                  (Unaudited)

                        ASSETS


Current Assets:
     Cash and cash equivalents .................................      $2,555,876
     Accounts receivable, net of allowance for doubtful
       accounts of $65,000 .....................................       1,274,294
     Inventory .................................................         831,285
     Prepaid expenses ..........................................         320,869
     Deferred income taxes .....................................         420,000
                                                                       ---------

               Total current assets ............................       5,402,324

Property and equipment:
     Building and improvements .................................       1,441,379
     Equipment .................................................         305,369
                                                                       ---------
                                                                       1,746,748
     Less accumulated depreciation .............................         326,840
                                                                       ---------

               Total property and equipment, net ...............       1,419,908

Other Assets:
     Cost in excess of net assets acquired .....................       1,570,489
     Deferred income taxes .....................................         328,000
     Other .....................................................          66,184
                                                                       ---------


               Total other assets ..............................       1,964,673
                                                                       ---------



TOTAL ASSETS ...................................................      $8,786,905
                                                                      ==========



                             See accompanying notes




                               MEDIA SOURCE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 June 30, 2002
                                  (Unaudited)


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ...........................................  $    269,060
     Accrued liabilities ........................................       481,907
     Accrued tax liabilities ....................................       135,156
     Deferred revenue ...........................................     2,072,877
     Current portion of capital lease obligation ................        12,970
                                                                   ------------

               Total current liabilities ........................     2,971,970
                                                                   ------------

Long-term capital lease obligation ..............................     1,217,773
                                                                   ------------

               Total liabilities ................................     4,189,743
                                                                   ------------

Stockholders' Equity:
     Preferred shares: $.01 par value; 300,000 shares authorized;
       no shares issued or outstanding
     Common shares: $.01 par value; 500,000 shares authorized; ..         3,431
       343,137 shares issued and outstanding
     Capital in excess of stated value ..........................    21,815,126
     Notes receivable from stock sales ..........................      (704,013)
     Accumulated deficit ........................................   (16,258,559)
                                                                    ------------

                                                                      4,855,985

     Less shares of common stock in treasury of 19,361 at cost ..      (258,823)

                                                                    ------------
               Total stockholders' equity .......................     4,597,162

                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ......................  $  8,786,905
                                                                   =============



                             See accompanying notes



                               MEDIA SOURCE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                           Three Months Ended             Six Months Ended
                                 June 30                       June 30
                          2002            2001           2002            2001
                        ----------    -----------    -----------    -----------

Revenues ............  $ 1,835,595    $ 1,390,506    $ 3,582,610    $ 2,713,982
Costs of goods sold        663,569        469,875      1,285,522        936,033
                       -----------    -----------    -----------    -----------
Gross profit ........    1,172,026        920,631      2,297,088      1,777,949

Operating expenses:
     Selling, general
      and administrative   767,737        688,348      1,457,308      1,248,419
     Depreciation and
      amortization ......   25,360         33,866         53,217         66,770
                        ----------     ----------    -----------    ------------
Total operating expenses   793,097        722,214      1,510,525      1,315,189

                        ----------     ----------    -----------    ------------
Income from operations ..  378,929        198,417        786,563        462,760


Other income (expense)
     Interest, net ......  (18,936)       (19,475)       (38,959)       (47,905)
     Realized gain (loss)
      on investments ....  (15,075)      (112,230)         1,218       (127,878)
     Unrealized gain (loss)
      on investments ....   13,714        147,174         (2,723)        20,236
     Other ..............    6,375         58,926          6,376         60,426
                         ---------      ---------     -----------    -----------
Total other income
  (expense) ....           (13,922)        74,395        (34,088)       (95,121)

Income from operations   ----------    ----------     -----------    -----------
  before taxes ........    365,007        272,812        752,475        367,639

Income tax benefit ....    115,000        123,000        230,000        158,000
                         ----------    ----------     ----------     -----------

NET INCOME ..........  $   480,007    $   395,812    $   982,475    $   525,639
                       ===========    ===========    ===========    ============

Basic earnings
 per common share:     $      1.48    $      1.22    $      3.03    $      1.62
                       ===========    ===========    ===========    ============
Weighted average number of common
 shares outstanding        323,775        323,775        323,775        323,775
                       ===========    ===========    ===========    ============
Diluted earnings
 per common share:     $      1.17    $      1.09    $      2.42    $      1.45
                       ===========    ===========    ===========    ============
Weighted average number of common
 shares outstanding        410,272        362,148        406,287        362,439
                       ===========    ===========    ===========    ============


                             See accompanying notes


                               MEDIA SOURCE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                      Six months ended June 30,
                                                      -------------------------
                                                        2002            2001
                                                      --------       ----------

Cash Flow from Operations:
Net income ......................................   $   982,475    $   525,639
Reconciliation to net cash flow provided by (used in) operations:
     Depreciation and amortization ......... ....        53,217         66,770
     Realized (gain) loss on investments ........        (1,218)       127,878
     Unrealized (gain) loss on investments ......         2,723        (20,236)
     Deferred income taxes ......................      (230,000)      (158,000)
Changes in working capital items of  operations:
     Accounts receivable ........................       691,107        675,175
     Inventory .............................. ...        86,980        106,419
     Prepaid expenses and other assets ..........       104,699         25,445
     Accounts payable and accrued liabilities ...      (135,462)      (716,962)
     Deferred revenue ...........................      (815,458)      (681,487)
                                                       ---------      ---------

Net cash provided by (used in) operations .......       739,063        (49,359)

Cash Flow from Investing Activities:
     Issuance of note receivable ................          --         (400,000)
     Proceeds from note receivable ..............          --          200,000
     Payments for purchase of property and equipment    (13,422)       (43,811)
     Payments for purchase of trading securities ....    (1,385)        (2,913)
     Proceeds from the sale of  trading securities ..   280,859           --
                                                        -------       ---------
Net cash provided by (used in) investing activities .   266,052       (246,724)

Cash Flow from Financing Activities:
     Payments on capital lease obligations ..........    (6,074)       (31,250)
     Payments on subordinated debt issued ...........      --         (400,000)
                                                        --------      ---------
Net cash used in financing activities ...............    (6,074)      (431,250)


Increase (decrease) in cash .........................   999,041       (727,333)

Cash, beginning of period ........................... 1,556,835      1,374,825
                                                      ---------      ----------
Cash, end of period .............................   $ 2,555,876    $   647,492
                                                    ===========    ============


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

     The Company also operates Oxford Resources, Inc., a wholly owned subsidiary, which publishes and sells children's books to the public as well as to the school and library market. Oxford Resources, Inc. publishes under the name Darby Creek Publishing.

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


Note 4.  Supplemental Cash Flow Information

     Cash payments during the six months ended June 30, 2002 and 2001, included interest of approximately $54,000 and $73,000, respectively, and income taxes of approximately $0 and $17,000, respectively.

Note 5.  Income Taxes

     There was no income tax provision for the three months ended June 30, 2002 and 2001, due to the availability of net operating loss carryforwards and a reduction in the deferred income tax valuation allowance resulting in a deferred tax benefit equal to the provision for the quarter. Estimated income tax rates based on annualized income were taken into consideration. The aforementioned valuation allowance has been previously provided as a reduction of the value of the deferred tax asset attributable to the Company's net operating loss carryforwards. The six-month period ended June 30, 2002 reflects an additional reduction in the valuation allowance and a related tax benefit to provide for the probable future utilization of net operating loss carryforwards.


Note 6. Earnings Per Share

     The following table represents the computation of basic and diluted earnings per share.


                                               Six months ended June 30,
                                               -------------------------
                                                  2002          2001
                                               ----------     ----------
                                                      (unaudited)

Basic Earnings Per Share:
Weighted average number of common shares
   outstanding                                     323,775    323,775

Net income available to common stockholders ...   $982,475   $525,639

Basic net income per share ....................   $   3.03   $   1.62



Diluted Earnings Per Share:
Weighted average number of common shares
   outstanding - basic ........................    323,775    323,775

Effect of Diluted Securities:
Dilutive stock options ........................     82,511     38,664
                                                 ---------   --------
Dilutive potential common shares ..............    406,287    362,439
                                                 =========   ========

Net income available to common stockholders and
  assumed conversions .........................   $982,475   $525,639

Diluted net income per share ..................   $   2.42   $   1.45




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


Note 8. Recent Accounting Pronouncement

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather that being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. In accordance with SFAS No. 142, the Company ceased amortizing goodwill as of the beginning of fiscal 2002. The Company has goodwill of approximately $1.6 million as of June 30, 2002.

     The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for the three and six months ended June 30, 2001:


                                Three Months Ended            Six Months Ended
                                      June 30                      June 30
                                2002          2001            2002         2001
                              -------      --------         -------      -------

Net income - as reported ..  $480,007      $395,812        $982,475    $525,639
Adjustments:
     Amortization of goodwill    --          12,052          --          24,103
                             --------      --------        --------    --------
Net income - as adjusted ....$480,007      $407,864        $982,475    $549,742
                             ========      ========        ========    ========

Basic net income per share -
 as reported                 $   1.48      $   1.22        $   3.03    $   1.62
Basic net income per share -
 adjusted ....               $   1.48      $   1.26        $   3.03    $   1.70
Diluted net income per share -
 as reported                 $   1.17      $   1.09        $   2.42    $   1.45
Diluted net income per share -
 adjusted ..                 $   1.17      $   1.13        $   2.42    $   1.52




     The Company is required to perform impairment tests on goodwill on an annual basis. As of June 30, 2002, no impairment of goodwill has been recognized. There can be no assurance that the future goodwill impairment tests will not result in a charge to earnings.


Note 9. Notes Receivable from Stock Sales

     In the third and fourth quarters of 1996, S. Robert Davis, Company Chairman, Randall J. Asmo, Executive Vice President and Charles R. Davis, son of
S. Robert Davis, exercised stock options for notes. The notes were due in August 2002 but have been extended until August 2005.


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

     The Company previously provided a valuation allowance principally as a reduction of the value of the deferred tax asset attributable to the Company's net operating loss carryforwards. The Company will continue to evaluate the probable future utilization of net operating loss carryforwards and when, in management's opinion, it is more likely than not that a portion of the gross deferred tax asset will be realized through future taxable earnings or tax planning strategies, the valuation allowance will be reduced accordingly.


Second Quarter 2002 Compared with Second Quarter 2001

     Revenues for the three months ended June 30, 2002, approximated $1.8 million compared to approximately $1.4 million for the three months ended June 30, 2001, an increase of 32% or approximately $445,000. The increase in revenues is principally attributable to an increase in the number of monthly subscriptions and the selling of additional backlist book titles

     Cost of goods sold was approximately $664,000 for the three months ended June 30, 2002, compared to approximately $470,000 for the three months ended June 30, 2001 an increase of 41% or approximately $194,000. The increase in cost of goods sold corresponds to the increase in revenues, specifically the increase in backlist book sales. As a percentage of revenues, cost of goods sold was 36% during the second quarter of 2002, compared to 34% for the same period in 2001.

     Selling, general, and administrative expense were approximately $768,000 for the three months ended June 30, 2002, compared to approximately $688,000 for the three months ended June 30, 2001, an increase of 12% or approximately
$79,000. The increase in selling, general, and administrative expenses that occurred during the second quarter of 2002 compared to 2001 is principally attributable to increased costs associated to support the current and future growth of the company.

     Depreciation and amortization expense was approximately $25,000 for the three months ended June 30, 2002, compared to $34,000 for the three months ended June 30, 2001, a decrease of 25% or approximately $9,000. The decrease is principally attributable to the absence in 2002 of amortization expense related to goodwill in accordance with SFAS No. 142.

     Net interest expense was approximately $19,000 for the three months ended June 30, 2002, compared to approximately $19,500 for the three months ended June 30, 2001, an decrease of 3% or approximately $500.

     There was no income tax provision for the three months ended June 30, 2002 and 2001, due to the availability of net operating loss carryforwards and a reduction in the valuation allowance resulting in a deferred tax benefit equal to the provision. Estimated income tax rates based on annualized income were taken into consideration. The aforementioned valuation allowance has been previously provided as a reduction of the value of the deferred tax asset attributable to the Company's net operating loss carryforwards. The second quarter ended June 30, 2002 reflects an additional reduction in the valuation allowance and a related tax benefit to provide for the probable future utilization of net operating loss carryforwards.

     The second quarter ended June 30, 2002 resulted in net income of approximately $480,000 versus net income of approximately $396,000 in the second quarter ended June 30, 2001, an increase of 21% or approximately $84,000. Income from operations increased 90% or approximately $181,000 during the second quarter of 2002 compared the second quarter of 2001. However, this increase was offset by a $88,000 decrease in other income and expense. The combined effect resulted in a 34% increase or approximately $92,000 in income from continuing operations before taxes. Current quarter basic and diluted income per share for the second quarter ended June 30, 2002 was $1.48 and $1.17 respectively, versus basic and diluted income per share of $1.22 and $1.09 in the comparable quarter last year. The weighted average common and common equivalent shares for the second quarters 2002 and 2001 was 323,775.


Six Months ended June 30, 2002 Compared with Six Months ended June 30, 2001

     Revenues for the six months ended June 30, 2002, approximated $3.6 million compared to approximately $2.7 million for the six months ended June 30, 2001, an increase of 32% or approximately $869,000. The increase in revenues continues to be principally attributable to an increase in the number of monthly subscriptions in 2002 compared to 2001 in addition to an increase in the selling of additional backlist book titles

     Cost of goods sold was approximately $1.3 million for the six months ended June 30, 2002, compared to approximately $936,000 for the six months ended June 30, 2001 an increase of 37% or approximately $349,000. The increase in cost of goods sold corresponds to the increase in revenues, specifically the increase in backlist book sales. As a percentage of revenues, cost of goods sold was 36% for the six months ended June 30, 2002, compared to 34% for the six months ended June 30, 2001.

     Selling, general, and administrative expense were approximately $1,5 million for the six months ended June 30, 2002, compared to approximately $1.2 million for the six months ended June 30, 2001, an increase of 17% or approximately $209,000. The increase in selling, general, and administrative expenses that occurred during the first six month of 2002 compared to 2001 continues to be principally attributable to increased costs associated to support the current and future growth of the company.

     Depreciation and amortization expense was approximately $53,000 for the six months ended June 30, 2002, compared to $67,000 for the six months ended June 30, 2001, a decrease of 20% or approximately $14,000. The decrease is principally attributable to the absence in 2002 of amortization expense related to goodwill in accordance with SFAS No. 142.

     Net interest expense was approximately $39,000 for the six months ended June 30, 2002, compared to approximately $48,000 for the six months ended June 30, 2001, an decrease of 19% or approximately $9,000. The decrease is principally due to the absence of outstanding debt in 2002 compared to approximately $333,000 in average outstanding debt for the six months ended June 30, 2001

     There was no income tax provision for the six months ended June 30, 2002 and 2001, due to the availability of net operating loss carryforwards and a reduction in the valuation allowance resulting in a deferred tax benefit equal to the provision. Estimated income tax rates based on annualized income were taken into consideration. The aforementioned valuation allowance has been previously provided as a reduction of the value of the deferred tax asset attributable to the Company's net operating loss carryforwards. The six months ended June 30, 2002 reflects an additional reduction in the valuation allowance and a related tax benefit to provide for the probable future utilization of net operating loss carryforwards.

     The six months ended June 30, 2002 resulted in net income of approximately $982,000 versus net income of approximately $526,000 for the six months ended June 30, 2001, an increase of 87% or approximately $457,000. Income from operations increased 70% or approximately $324,000 during the six months ended June 30, 2002 compared to the six months ended June 30, 2001. In addition, a decrease in other expenses in 2002 compared to 2001 contributed approximately $61,000 to income from continuing operations before taxes and an increase in income tax benefit in 2002 compared 2001 contributed $72,000 to net income. Basic and diluted income per share for the six months ended June 30, 2002 was $3.03 and $2.42 respectively, versus basic and diluted income per share of $1.62 and $1.45 for the comparable period last year. The weighted average common and common equivalent shares for the six months ended June 30, 2002 and 2001 was 323,775.


Liquidity and Capital Resources

     The Company had a net increase in cash for the six months ended June 30, 2002, of approximately $999,000, compared to a net decrease for the comparable period in 2001 of approximately $727,000. Cash on hand was approximately $2.6 million and $647,000 at June 30, 2002 and 2001 respectively, a twelve month increase of approximately $1.9 million.

     For the six months ended June 30, 2002, operations provided cash of approximately $739,000 compared to using cash of approximately $49,000 for the same period ended June 30, 2001. Income from operations for the six months ended June 30, 2002, adjusted for non-cash items such as depreciation of approximately $53,000 and deferred taxes of approximately $230,000, provided approximately $807,000 in cash. Primary increases in cash flow from operations in 2002 were from a $691,000 decrease in accounts receivable, a $87,000 decrease in inventory and a $105,000 decrease in prepaid expenses and other assets. Primary decreases in cash flow from operations were a $135,000 decrease in accounts payable and accrued liabilities and a $815,000 decrease in deferred revenue.

     In fiscal 2001, income from operations for the six months ended June 30, 2001, adjusted for non-cash items such as depreciation and amortization of approximately $67,000, net losses on investments of approximately $108,000 and deferred taxes of approximately $158,000, provided approximately $542,000 in cash. Primary increases in cash flow from operations in 2001 were from a $675,000 decrease in accounts receivable and a $106,000 decrease in inventory. Primary decreases in cash flow from operations were a $717,000 decrease in accounts payable and accrued liabilities and a $681000 decrease in deferred revenue.

     Cash from investing activities for the six months ended June 30, 2002 was approximately $266,000 compared to cash used in investing activities of approximately $247,000 for the six months ended June 30, 2001. Proceeds from the sale of trading securities provided approximately $281,000 during 2002. For the six months ended June 30, 2001, the primary use of cash was a $400,000 loan made to an affiliated company, of which $200,000 had been repaid. The Company does not anticipate material expenditures for property and equipment during the next six months.

     For the six months ended June 30, 2002 and June 30, 2001, cash used in financing activities was approximately $6,000 and $431,000, respectively. The decrease is principally attributable to the payment of the remaining debt obligations during the six months ended June 30, 2001 of $400,

     At June 30, 2002, the Company had net working capital of approximately $2.4 million, an increase of approximately $1.1 million over the prior year. Total current assets at June 30, 2002 increased by approximately $1.7 million over June 30, 2001 while total current liabilities increased by approximately $605,000 over the same period. The increase in cash accounted for $1.9 million of the $2.4 million increase in working capital.

     The Company's principal source of liquidity and short-term funding is from operating cash flows. The Company operates primarily in the library market throughout the United States. As a result of doing business, sales are constant throughout the year with some fluctuations associated with the start and end of the school years. Consequently, cash receipts are constant as well throughout the year with some corresponding fluctuations associated with the start and end of the school years.

     The Company believes it's liquidity and availability of funds would not be materially impacted in the short-term by a decrease in the demand of the Company's product. The Company sells annual subscriptions to a customer base of approximately 10,000. These subscriptions have staggered start dates throughout the year. As a result of the customer base located throughout the country and staggered subscriptions, any decrease in the demand would not immediately be felt.

     Furthermore, two primary and significant uses of operating cash flows are variable costs associated with selling the product as well as product purchasing. Since any impact from the decrease in the demand of the Company's product would be minimal in the short-term, the Company, through management controls in place, would be able to respond in a timely manner to downward trends. Thus, the Company would be able to affect a decrease in variable selling and purchasing costs corresponding to a decrease in demand.

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

                None.


ITEM 5:  OTHER INFORMATION

                None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

               Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Reports on Form 8-K filed during the quarter ended June 30, 2002:

               None.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Media Source, Inc.
                                                (Registrant)



Dated:   August 13, 2002                  By:  /s/
                                               -------------------------------
                                                   Donald R. Hollenack
                                                   Chief Financial Officer
                                                   (Principal financial and
                                                     accounting officer and
                                                     authorized signatory of
                                                     the Company)