Form 10QSB
period 2002-09-30
MEDIA SOURCE INC
filed 2002-11-13
CIK 354564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

 (Mark one)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of share  outstanding  of each of the issuer's  classes of
common  equity,  as  of  the  latest  practical  date:   323,775  common  shares
outstanding, each with $0.01 par value, as of September 30, 2002.

Transitional Small Business Disclosure Format (Check one): YES        NO   X   .

                               MEDIA SOURCE, INC.
                                  FORM 10-QSB
                                     INDEX


Part I - Financial Information

     Item 1 - Financial Statements (unaudited)

          Consolidated Balance Sheet - September 30, 2002

          Consolidated  Statements  of  Operations - three and nine months ended
               September 30, 2002 and 2001

          Consolidated Statements of Comprehensive Income - three and nine months ended September 30, 2002 and 2001

          Consolidated  Statements  of Cash Flows - nine months ended  September
               30, 2002 and 2001

          Notes to Financial Statements

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other information

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                               MEDIA SOURCE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               September 30, 2002
                                  (Unaudited)



                               ASSETS

Current Assets:

     Cash and cash equivalents .................................     $ 2,316,974
     Accounts receivable, net of allowance for doubtful
       accounts of $65,000 .....................................       2,907,482
     Inventory .................................................         915,951
     Prepaid expenses ..........................................         474,906
     Deferred income taxes .....................................         624,000
                                                                     -----------

               Total current assets ............................       7,239,313

Property and equipment:
     Building and improvements .................................       1,441,379
     Equipment .................................................         305,369
                                                                     -----------
                                                                       1,746,748
     Less accumulated depreciation .............................         352,209
                                                                     -----------

               Total property and equipment, net ...............       1,394,539

Other Assets:
     Cost in excess of net assets acquired .....................       1,570,489
     Deferred income taxes .....................................         328,000
     Investments ...............................................         351,154
     Other .....................................................          41,184
                                                                      ----------

               Total other assets ..............................       2,290,827

                                                                      ----------


TOTAL ASSETS ...................................................     $10,924,679
                                                                     ===========



                             See accompanying notes



                               MEDIA SOURCE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               September 30, 2002
                                  (Unaudited)


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts payable ...........................................  $    285,655
     Accrued liabilities ........................................       563,910
     Accrued tax liabilities ....................................       127,928
     Deferred revenue ...........................................     3,370,413
     Current portion of capital lease obligation ................        13,255
                                                                   -------------

               Total current liabilities ........................     4,361,161

Long-term capital lease obligation ..............................     1,214,350
                                                                   -------------

               Total liabilities ................................     5,575,511

Stockholders' Equity:
     Preferred shares: $.01 par value; 300,000 shares authorized;
       no shares issued or outstanding
     Common shares: $.01 par value; 500,000 shares authorized; ..         3,431
       343,137 shares issued and outstanding
     Capital in excess of stated value ..........................    21,815,126
     Notes receivable from stock sales ..........................      (704,013)
     Unrealized losses on securities available for sale .........        (7,699)
     Accumulated deficit ........................................   (15,498,854)
                                                                   -------------
                                                                      5,607,991

     Less shares of common stock in treasury of 19,361 at cost ..      (258,823)

                                                                   -------------
               Total stockholders' equity .......................     5,349,168

                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ......................  $ 10,924,679
                                                                   =============


                             See accompanying notes


                               MEDIA SOURCE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                          Three Months Ended              Nine Months Ended
                              September 30                    September 30
                           2002            2001          2002            2001
                       -----------    -----------    -----------    -----------

Revenues ............  $ 1,782,351    $ 1,445,675    $ 5,364,961    $ 4,159,657
Costs of goods sold ...... 638,793        478,310      1,924,314      1,414,343
                         ---------      ---------      ---------      ---------
Gross profit ..........  1,143,558        967,365      3,440,647      2,745,314

Operating expenses:
     Selling, general and
       administrative ...  559,450        463,674      2,016,758      1,712,093
     Depreciation and
       amortization ......  25,369         34,514         78,586        101,284
                          --------       --------      ---------      ----------
Total operating expenses ..584,819        498,188      2,095,344      1,813,377

                          --------       --------      ---------      ----------
Income from operations ... 558,739        469,177      1,345,303        931,937

Other income (expense)
     Interest, net ......  (19,860)       (18,665)       (58,819)       (66,569)
     Realized gain (loss)
        on investments ...    --          (72,179)         1,218       (200,057)
     Unrealized gain (loss)
        on investments .....  --          (42,290)        (2,723)       (22,054)
     Other ................ 16,826          1,000         23,201         61,426
                           -------       ---------      ---------      ---------
Total other income
  (expense) .....           (3,034)      (132,134)       (37,123)      (227,254)

                          --------       ---------      ---------      ---------
Income from operations
   before taxes ......     555,705        337,043      1,308,180        704,683


Income tax benefit ....    204,000         75,000        434,000        233,000
                          --------        -------       --------       ---------

NET INCOME ..........  $   759,705    $   412,043    $ 1,742,180    $   937,683
                       ===========    ===========    ===========    ============

Basic earnings per
  common share: .      $      2.35    $      1.27    $      5.38    $      2.90
                       ===========    ===========    ===========    ============

Weighted average number of common
  shares outstanding ..    323,775        323,775        323,775        323,775
                       ===========    ===========    ===========    ============

Diluted earnings per
   common share:       $      1.84    $      1.14    $      4.26    $      2.59
                       ===========    ===========    ===========    ============

Weighted average number of common
   shares outstanding      412,403        360,046        409,028        361,908
                       ===========    ===========    ===========    ============


See accompanying notes

                               MEDIA SOURCE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)


                            Three Months Ended          Nine Months Ended
                                September 30                 September 30
                             2002           2001         2002            2001
                        -----------    -----------   -----------    ------------

Net income ..........   $   759,705    $   412,043   $ 1,742,180    $   937,683


Unrealized loss on securities available for
    sale (net of tax)        (7,699)          --          (7,699)          --
                        ------------   -----------   ------------   ------------
Comprehensive income        752,006        412,043     1,734,481        937,683
                        ============   ===========   ============   ============




                             See accompanying notes


                               MEDIA SOURCE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                Nine months ended September 30,
                                                        2002            2001
                                                      -------          -------
Cash Flow from Operations:
Net income .............................    ......   $ 1,742,180    $   937,683
Reconciliation to net cash flow provided by (used in) operations:
     Depreciation and amortization ......... .....        78,586        101,284
     Realized (gain) loss on
        investments ..............................        (1,218)       200,057
     Unrealized (gain) loss on
        investments ..............................         2,723         22,054
     Deferred income taxes .......................      (434,000)      (233,000)
Changes in working capital items of  operations:
     Accounts receivable .........................      (942,081)      (613,196)
     Inventory ...................................         2,312        (75,874)
     Prepaid expenses and other
        assets ...................................       (24,338)       (88,808)
     Accounts payable and accrued
        liabilities ..............................       (44,089)      (614,304)
     Deferred revenue ............................       482,076        254,921
                                                        ---------      ---------

Net cash provided by (used in) operations ........       862,151       (109,183)


Cash Flow from Investing Activities:
     Issuance of note receivable .................          --         (400,000)
     Proceeds from note receivable ...............          --          300,000
     Payments for purchase of property and
       equipment .................................       (13,422)      (138,652)
     Payments for purchase of trading
       securities ................................        (1,385)        (3,448)
     Payments for purchase of securities
       available for sale ........................       (86,359)
     Proceeds from the sale of trading
       securities ................................       280,859           --
     Investment in Limited Partnership ...........      (272,494)
                                                        ---------      ---------
Net cash used in investing activities ............       (92,801)      (242,100)

Cash Flow from Financing Activities:
     Payments on capital lease obligations .......        (9,211)       (46,875)
     Payments on subordinated debt issued ........          --         (400,000)
                                                        ---------      ---------
Net cash used in financing activities ............        (9,211)      (446,875)



Increase (decrease) in cash ......................       760,139       (798,158)


Cash, beginning of period ........................     1,556,835      1,374,825
                                                       ---------      ----------

Cash, end of period ..............................   $ 2,316,974    $   576,667
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

     Media Investments, LLC, an Ohio corporation, was formed in September 2002 to handle real estate and investment activities for the Company. Media Source, Inc. is the sole member of Media Investments, LLC.

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


Note 4.  Supplemental Cash Flow Information

     Cash payments during the nine months ended September 30, 2002 and 2001, included interest of approximately $81,000 and $101,000, respectively, and income taxes of approximately $0 and $17,000, respectively.

Note 5.  Income Taxes

     There was no income tax provision for the three months and nine months ended September 30, 2002 and 2001, due to the availability of net operating loss carryforwards and a reduction in the deferred income tax valuation allowance resulting in a deferred tax benefit equal to the provision for the quarter. Estimated income tax rates based on annualized income were taken into consideration. The aforementioned valuation allowance has been previously provided as a reduction of the value of the deferred tax asset attributable to the Company's net operating loss carryforwards. The three month and nine-month periods ended September 30, 2002 reflect an additional reduction in the valuation allowance and a related tax benefit to provide for the probable future utilization of net operating loss carryforwards.


Note 6. Earnings Per Share

     The following table represents the computation of basic and diluted earnings per share.


                                                Nine months ended September 30,
                                                -------------------------------
                                                    2002              2001
                                                    ----              ----
                                                          (unaudited)

Basic Earnings Per Share:
Weighted average number of common
     shares outstanding ...................          323,775         323,775

Net income available to common stockholders       $1,742,180      $  937,683

Basic net income per share ................       $     5.38      $     2.90


Diluted Earnings Per Share:
Weighted average number of common shares
     outstanding - basic                             323,775         323,775

Effect of Diluted Securities:
Dilutive stock options                                85,253          38,133
                                                  ----------      -----------
Dilutive potential common shares                     409,028         361,908
                                                  ==========      ===========

Net income available to common stockholders and
   assumed conversions                            $1,742,180      $  937,683

Diluted net income per share                      $     4.26      $     2.59


Note 7. Related Party Transactions

     MT Library Services, Inc. leases from Mid-States Development Corp., which is 100% owned by the Company Chairman, S. Robert Davis, a warehouse and office facility in Union County, Ohio. The lease is for twenty years and terminates on October 31, 2020 with annual rents of $120,000 per year in years one through five, $132,000 per year during years six through ten, $145,200 per year during years 11 through 15, and $159,700 per year during years 16 through 20. The lease is classified as a capital lease.

Note 8. Recent Accounting Pronouncement

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather that being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. In accordance with SFAS No. 142, the Company ceased amortizing goodwill as of the beginning of fiscal 2002. The Company has goodwill of approximately $1.6 million as of September 30, 2002.

     The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for the three and nine months ended September 30, 2001:


                                Three Months Ended            Nine Months Ended
                                   September 30                  September 30
                                2002          2001              2002      2001
                                ----          ----              ----      ----

Net income - as reported     $ 759,705     $ 412,043        $1,742,180  $937,683
Adjustments:
     Amortization of goodwill     --          12,052            --        36,155
                             ---------     ---------        ----------  --------
Net income - as adjusted ..  $ 759,705     $ 424,095        $1,742,180  $973,838
                             =========     =========        ==========  ========

Basic net income per share -
  as reported .............. $    2.35     $    1.27        $     5.38  $   2.90
Basic net income per share -
  adjusted ................. $    2.35     $    1.31        $     5.38  $   3.01
Diluted net income per share -
  as reported .............. $    1.84     $    1.14        $     4.26  $   2.59
Diluted net income per share -
  adjusted ................. $    1.84     $    1.18        $     4.26  $   2.69



     The Company is required to perform impairment tests on goodwill on an annual basis. The Company performed the annual tests on goodwill as of June 30, 2002 and determined there was no impairment of its goodwill. There can be no assurance that the future goodwill impairment tests will not result in a charge to earnings.


Note 9. Notes Receivable from Stock Sales

     In the third and fourth quarters of 1996, S. Robert Davis, Company Chairman, Randall J. Asmo, Executive Vice President and Charles R. Davis, son of
S. Robert Davis, exercised stock options in exchange for notes. The notes were due in August 2002 but have been extended until August 2005.


Note 10. Investments

                                                    September 30, 2002
                                                    ------------------
Investment in Limited Partnership                       $   272,494
Securities available for sale, at market                     78,660
                                                        -----------
Total Investments                                       $   351,154
                                                        ===========

     Media Investments, LLC. contributed approximately $272,000 during 2002 to become a 49% limited partner in Broadmeadows LP. Broadmeadows LP acquired a 307,000 square foot warehouse on 22 acres leased to a major national retailer for 22 1/2 years of which 17 years remain. The building is presently unoccupied. The building has approximately a $7.9 million mortgage balance on a non-recourse self-liquidating loan. The partnership investment will be accounted for using the equity method of accounting for investments. Under the equity method, investments in companies in which the company has a 20% to 50% interest are carried at cost and adjusted for the company's proportionate share of their undistributed earnings or losses.

     The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that debt and equity securities be classified as one of the following three categories: trading, available-for-sale, or held-to-maturity. At September 30, 2002, the company has investments in securities that are available-for-sale. The Company's investments that are classified as available-for-sale are reported at fair value and any unrealized gains or losses are reported as comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income".

     At September 30, 2002, unrealized losses of $7,699 were recognized on common stock investments classified as available-for-sale securities with a fair market value of $78,660 and cost of $86,359.


Note 11. Subsequent Event

     At the November 12, 2002 board meeting,  the Company received an offer from
S. Robert Davis, the Company's chairman,  president and a director,  and Charles
R. Davis, a director, to acquire the Company through a cash merger at $22.50 per share. The Davis' currently own beneficially approximately 65.9% (excluding options) of the outstanding shares of the Company's stock and intend to retain all of their shares.

     The Board appointed a special committee of outside directors to consider the offer. The consummation of the transaction is subject, among other things, to an evaluation of the transaction by the special committee, the execution of a definitive merger agreement, the availability of financing, any necessary regulatory approvals and approval by the Company's stockholders.


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

     We perform goodwill impairment tests on an annual basis and in certain circumstances. Changes in industry or market conditions could result in an impairment of goodwill.

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


Third Quarter 2002 Compared with Third Quarter 2001

     Revenues for the three months ended September 30, 2002, approximated $1.8 million compared to approximately $1.4 million for the three months ended September 30, 2001, an increase of 23% or approximately $337,000. The increase in revenues is principally attributable to an increase in the number of monthly subscriptions and the selling of additional backlist book titles

     Cost of goods sold was approximately $639,000 for the three months ended September 30, 2002, compared to approximately $478,000 for the three months ended September 30, 2001 an increase of 34% or approximately $160,000. The increase in cost of goods sold corresponds to the increase in revenues, specifically the increase in backlist book sales. As a percentage of revenues, cost of goods sold was 36% during the third quarter of 2002, compared to 33% for the same period in 2001.

     Selling, general, and administrative expense were approximately $559,000 for the three months ended September 30, 2002, compared to approximately $464,000 for the three months ended September 30, 2001, an increase of 21% or approximately $96,000. The increase in selling, general, and administrative expenses that occurred during the third quarter of 2002 compared to 2001 is principally attributable to increased costs associated to support the current and future growth of the company.

     Depreciation and amortization expense was approximately $25,000 for the three months ended September 30, 2002, compared to $35,000 for the three months ended September 30, 2001, a decrease of 26% or approximately $9,000. The decrease is principally attributable to the absence in 2002 of amortization expense related to goodwill in accordance with SFAS No.142.

     Net interest expense was approximately $20,000 for the three months ended Sept 30, 2002, compared to approximately $19,000 for the three months ended September 30, 2001, an increase of 6% or approximately $1,000.

     There was no income tax provision for the three months ended September 30, 2002 and 2001, due to the availability of net operating loss carryforwards and a reduction in the valuation allowance resulting in a deferred tax benefit equal to the provision. Estimated income tax rates based on annualized income were taken into consideration. The aforementioned valuation allowance has been previously provided as a reduction of the value of the deferred tax asset attributable to the Company's net operating loss carryforwards. The third quarter ended September 30, 2002 reflects an additional reduction in the valuation allowance and a related tax benefit to provide for the probable future utilization of net operating loss carryforwards.

     The third quarter ended September 30, 2002 resulted in net income of approximately $760,000 versus net income of approximately $412,000 in the third quarter ended September 30, 2001, an increase of 84% or approximately $348,000. Income from operations increased 19% or approximately $90,000 during the third quarter of 2002 compared to the third quarter of 2001. Absent during the third quarter ended September 30, 2002 were losses on investments compared to losses on investments for the third quarter ended September 30, 2001 of approximately $114,000. The combined effect of increased income from operations and a reduction of investment losses resulted in a 65% increase or approximately $219,000 in income from continuing operations before taxes. An increase in income tax benefit in the third quarter of 2002 compared to the third quarter of 2001 contributed an additional $129,000 to net income. Current quarter basic and diluted income per share for the third quarter ended September 30, 2002 was $2.35 and $1.84 respectively, versus basic and diluted income per share of $1.27 and $1.14 in the comparable quarter last year. The weighted average common and common equivalent shares for the third quarters 2002 and 2001 was 323,775.


Nine Months ended September 30, 2002 Compared with Nine Months ended September 30, 2001

     Revenues for the nine months ended September 30, 2002, approximated $5.4 million compared to approximately $4.2 million for the nine months ended
September 30, 2001, an increase of 29% or approximately $1.2 million. The increase in revenues continues to be principally attributable to an increase in the number of monthly subscriptions in 2002 compared to 2001 in addition to an increase in the selling of additional backlist book titles

     Cost of goods sold was approximately $1.9 million for the nine months ended September 30, 2002, compared to approximately $1.4 million for the nine months ended September 30, 2001 an increase of 36% or approximately $510,000. The increase in cost of goods sold corresponds to the increase in revenues, specifically the increase in backlist book sales. As a percentage of revenues, cost of goods sold was 36% for the nine months ended September 30, 2002, compared to 34% for the nine months ended September 30, 2001.

     Selling, general, and administrative expense were approximately $2.0 million for the nine months ended September 30, 2002, compared to approximately $1.7 million for the nine months ended September 30, 2001, an increase of 18% or approximately $305,000. The increase in selling, general, and administrative expenses that occurred during the first nine months of 2002 compared to 2001 continues to be principally attributable to increased costs associated to support the current and future growth of the company.

     Depreciation and amortization expense was approximately $79,000 for the nine months ended September 30, 2002, compared to $101,000 for the nine months ended September 30, 2001, a decrease of 22% or approximately $23,000. The decrease is principally attributable to the absence in 2002 of amortization expense related to goodwill in accordance with SFAS No. 142.

     Net interest expense was approximately $59,000 for the nine months ended September 30, 2002, compared to approximately $67,000 for the nine months ended September 30, 2001, an decrease of 12% or approximately $8,000. The decrease is principally due to the absence of outstanding debt in 2002 compared to average outstanding debt from January through May 2001 of approximately $338,000.

     There was no income tax provision for the nine months ended September 30, 2002 and 2001, due to the availability of net operating loss carryforwards and a reduction in the valuation allowance resulting in a deferred tax benefit equal to the provision. Estimated income tax rates based on annualized income were taken into consideration. The aforementioned valuation allowance has been previously provided as a reduction of the value of the deferred tax asset attributable to the Company's net operating loss carryforwards. The nine months ended September 30, 2002 reflects an additional reduction in the valuation allowance and a related tax benefit to provide for the probable future utilization of net operating loss carryforwards.

     The nine months ended September 30, 2002 resulted in net income of approximately $1.7 million versus net income of approximately $938,000 for the nine months ended September 30, 2001, an increase of 86% or approximately $804,000. Income from operations increased 44% or approximately $413,000 during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. In addition, a decrease in other expenses in 2002 compared to 2001, principally due to a reduction in losses from investments, contributed approximately $190,000 to income from operations before taxes. An increase in income tax benefit in 2002 compared 2001 contributed an additional $201,000 to net income. Basic and diluted income per share for the nine months ended September 30, 2002 was $5.38 and $4.26 respectively, versus basic and diluted income per share of $2.90 and $2.59 for the comparable period last year. The weighted average common and common equivalent shares for the nine months ended September 30, 2002 and 2001 was 323,775.


Liquidity and Capital Resources

     The Company had a net increase in cash for the nine months ended September 30, 2002, of approximately $760,000, compared to a net decrease for the
comparable  period  in  2001  of  approximately   $798,000.  Cash  on  hand  was
approximately $2.3 million and $577,000 at September 30, 2002 and 2001 respectively, a twelve month increase of approximately $1.7 million.

     For the nine months ended September 30, 2002, operations provided cash of approximately $862,000 compared to using cash of approximately $109,000 for the same period ended September 30, 2001. Income from operations for the nine months ended September 30, 2002, adjusted for non-cash items such as depreciation of approximately $79,000 and deferred taxes of approximately $434,000, provided approximately $1.4 million in cash. The primary increase in cash flow from operations in 2002 was a $482,000 increase in deferred revenue. Primary decreases in cash flow from operations were a $942,000 increase in accounts receivable, a $24,000 increase in prepaid expenses and other assets and a $44,000 decrease in accounts payable and accrued liabilities.

     In fiscal 2001, income from operations for the nine months ended September 30, 2001, adjusted for non-cash items such as depreciation and amortization of approximately $101,000, net losses on investments of approximately $222,000 and deferred taxes of approximately $233,000, provided approximately $1.0 million in cash. The primary increase in cash flow from operations in 2001 was a $255,000 increase in deferred revenue. Primary decreases in cash flow from operations were a $613,000 increase in accounts receivable, a $76,000 increase in inventory, a $89,000 increase in prepaid expenses and other assets and a $614,000 decrease in accounts payable and accrued liabilities.

     Cash used in investing activities for the nine months ended September 30, 2002 was approximately $93,000 compared to approximately $242,000 for the nine months ended September 30, 2001. Proceeds from the sale of trading securities provided approximately $281,000 during 2002. The Company used approximately

$86,000 for the purchase of securities available for sale and approximately $272,000 for investment in a limited partnership for the nine months ended September 30, 2002. For the nine months ended September 30, 2001, the primary use of cash was a $400,000 loan made to an affiliated company, of which $300,000 had been repaid, and approximately $139,000 for the purchase of property and equipment. The Company does not anticipate material expenditures for property and equipment during the next three months.

     For the nine months ended September 30, 2002 and September 30, 2001, cash used in financing activities was approximately $9,000 and $447,000, respectively. The decrease is principally attributable to the payment of the remaining debt obligations during the nine months ended September 30, 2001 of $400,000.

     At September 30, 2002, the Company had net working capital of approximately $2.9 million, an increase of approximately $1.2 million over the prior year.
Total current assets at September 30, 2002 increased by approximately $2.1 million over September 30, 2001 while total current liabilities increased by approximately $955,000 over the same period. The increase in cash accounted for $1.7 million of the $2.8 million increase in working capital.

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

     The Company believes its liquidity and availability of funds would not be materially impacted in the short-term by a decrease in the demand of the Company's product. The Company sells annual subscriptions to a customer base of approximately 10,000. These subscriptions have staggered start dates throughout the year. As a result of the customer base located throughout the country and staggered subscriptions, any decrease in the demand would not immediately be felt.

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

               (b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

                None.

                                   SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Media Source, Inc.
                                          (Registrant)


Dated:   November 14, 2002        By:  /s/ Donald R. Hollenack
                                     -------------------------
                                           Donald R. Hollenack
                                           Chief Financial Officer
                                           (Principal financial and accounting
                                            officer and authorized signatory of
                                            the Company)