Form 10KSB
period 2002-12-31
MEDIA SOURCE INC
filed 2003-03-28
CIK 354564

UNITED STATES
                       SECURITIES AND EXHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark one)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2002

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchanged Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .
     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation  S-B is not  contained  in  this  form,  and no  disclosure  will  be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
     State issuer's revenues for its most recent fiscal year. $7,371,002.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was $2,204,251 as of March 4, 2003.
     State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practical date: 323,775 common shares outstanding, each with $0.01 par value, as of March 12, 2003.
     Transitional Small Business  Disclosure Format (Check one): YES NO X .

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

     The Company purchased The Reading Circle in November 2002. The Reading Circle sells new release trade books and reference books to the school and library market.

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

     Library Sales. The Company markets directly to public and private school libraries and public libraries through MTLS. JLG, which was founded in 1929, offers high quality, award-winning children's literature through a 12-month subscription program. JLG added one reading level in 2002 and plans to add an additional two reading levels in 2003 bringing the total reading levels to twelve. The JLG name is a valued trademark and identity in the children's library market. A JLG subscription provides libraries with some of the highest quality current children's literature in first edition hardcover books at up to 50% off of publishers' cover prices.

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

     The Company offered 183 new book titles in 2002 in its subscription service. In addition, customers are able to purchase book titles previously offered at a reduced price from our backlist catalogues. The Company's editorial department, located in New York City, selects book titles from more than 1,000 manuscripts and other sources submitted by children's book publishers each year based upon such factors as literary quality, educational value and sales potential. The Company has a history of selecting a wide variety of award-winning, favorably reviewed titles by critically acclaimed authors.

     Growth Opportunities. In 2002, the Company sold approximately 50,100 JLG subscriptions, an 11% increase over the prior year. This access affords the Company an opportunity to increase sales of its products directly to teachers and librarians. The Company believes that its existing subscription sales organization and its marketing system are capable of absorbing additional volume and can be utilized to increase its share of the existing school library and public library markets. Currently, the Company has a customer base of approximately 10,100 customers, which comprises approximately 7.9% of the entire school library and public library market nationwide.

Employees

     During 2002, the Company increased its work force from 39 employees to a total of 49 employees, 48 of which are full-time and 1 is part-time. None of the Company's employees are represented by a labor union. The Company considers its relationship with its employees to be excellent.

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

Subsequent Events

     At the November 12, 2002 board meeting,  the Company received an offer from
S. Robert Davis, the Company's chairman,  president and a director,  and Charles
R. Davis, a director, to acquire the Company through a cash merger at $22.50 per share. The Davises currently own beneficially approximately 65.9% (excluding options) of the outstanding shares of the Company's stock and intend to retain all of their shares.

     The Board appointed a special committee of outside directors to consider the offer. The consummation of the transaction is subject, among other things, to an evaluation of the transaction by the special committee, the execution of a definitive merger agreement, the availability of financing, any necessary regulatory approvals and approval by the Company's stockholders. The Davis' have provided to the Board evidence of the availability of financing.

     In January 2003, the Company received a letter from Stevens Equity Holdings offering to purchase all of the outstanding stock of the Company at a purchase price of $30 per share. The offer, however, did not address the option to purchase 100,000 shares of common stock held by S. Robert Davis, Company Chairman, that is exercisable for $2.25 per share. Stevens Equity Holdings indicated that it intended to negotiate with Mr. Davis with regard to the options, but Mr. Davis indicated to the Company that he will not negotiate with Stevens Equity Holdings with respect to his options.

     In February 2003, S. Robert Davis and Charles R. Davis increased their offer to purchase the shares held by the Company's public shareholders from $22.50 per share to $24.00 per share, provided that the special committee to the board concludes that a price of $24.00 per share is fair, from a financial point of review, to the Company's public shareholders.

     In January 2003, the Company acquired through Media Investments, LLC, 1.8 acres of property in Delaware Ohio at a cost of approximately $300,000.

     In February 2003, the Company also acquired through Media Investments, LLC,
1.5 acres of property in Delaware Ohio at a cost of approximately $293,000. The property contains a motel which the Company has leased to an operator on a month-to-month for $1,000 per month.

     The property purchased in January and February 2003, and 5.0 acres of property purchased in October 2002 for approximately $297,000, are held for investment purposes.

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


ITEM 2.  PROPERTIES
-------------------

The principal facilities of the Company are as follows:


                                                      Owned/
Location                Use           Size            Leased          Expiration
--------                ---           ----            ------          ----------

Plain City, Ohio    Office and    24,200 sq.ft.       Leased           10/20
                    Warehouse
Dublin, Ohio        Office         4,800 sq. ft.      Leased            M/M
New York, New York  Office         1,200 sq. ft.      Leased            4/03

     These facilities are all located in appropriately designed buildings, which are kept in good repair.

In addition, the Company owns the properties described under Item 1, "Subsequent Events." The properties were acquired under Media Investments, LLC, which was created to purchase real estate for investment purposes. The Company has not set any limitations on the percentage of the Company's assets that may be invested in real estate holdings. It is the Company's intent to acquire real estate for the primary purpose to generate capital gains. The real estate that the Company is investing in is undeveloped acreage and is located in Delaware County in Delaware Ohio. All real estate acquired was financed using available funds from operations.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     To the knowledge of the Company, there are no pending legal proceedings to which the Company is a party, or to which any of its property is subject, other than ordinary routine litigation incident to its business, none of which is material.

     The Company has no knowledge of any material pending legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficiary of more than five percent of the voting securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or which has a material interest adverse to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.


                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The Company's common stock is traded on the OTC Bulletin Board under the symbol "MESH." The following table sets forth for the periods indicated the high and low bid prices for shares of the common stock, as reported on the OTC Bulletin Board.

                                          Quarterly Common Stock Bid Ranges
                                          ---------------------------------
Calendar Year Ended December, 2002              High             Low
                                                ----            -----
              Fourth Quarter                    18.000          16.000
              Third Quarter                     17.000          15.000
              Second Quarter                    18.000          8.750
              First Quarter                     12.000          5.400



                                          Quarterly Common Stock Bid Ranges
                                          ---------------------------------
Calendar Year Ended December, 2001               High            Low
                                                 ----           -----
              Fourth  Quarter                   7.750           3.250
              Third Quarter                     4.250           3.650
              Second Quarter                    5.100           4.000
              First Quarter                     4.500           3.750

     Such  over-the-counter   market  quotations  reflect  inter-dealer  prices,
without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions

     As of March 7, 2003, the approximate number of holders of record of the common stock of the Company was 443.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The following discussion should be read in conjunction with the Financial Statements and Notes contained elsewhere herein. The Company's results of operations have been, and in certain cases are expected to continue to be, affected by certain general factors.

CAUTIONARY STATEMENT

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in other section of this Annual Report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts including, without limitation, the Company's expectations with respect to expenditures for property and equipment, the Company's ability to use the internet to increase sales to existing subscribers and to attract new subscribers, the Company's expectation with respect to expenditures for internet development, the Company's expectations with respect to the impact of a decrease in the demand for the Company's product, and the Company's expectation with respect to the funds available to the Company for operations in 2003 are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the competitive conditions that currently exist in the Company's industry, which could adversely impact sales and erode gross margins; and (ii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's profitability. The foregoing list should not be construed as exhaustive and the Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

     Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in the demand of our products or there is a higher risk of inventory obsolescence due to aging, the Company may be required to increase its inventory allowances and gross margin could be adversely affected.

     A valuation allowance has been recorded to reduce a portion of the Company's deferred tax assets because in management's opinion, it is more likely than not that a portion of deferred tax assets will not be realized. This valuation allowance is analyzed periodically, and if it appears that it is more likely than not, that the Company will generate future taxable income from operations, portions of the valuation reserve may be reversed.

     We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances as described in Note 1 to the Consolidated Financial Statements. Changes in industry or market conditions could result in an impairment of goodwill.

     The Company has experienced significant volatility in the market price of our equity investments. These investments are recorded on the balance sheet at fair value and an impairment charge is recognized when the decline in the fair value below the cost basis is judged to be other than temporary. The Company could be adversely affected by decreases in market price.

     The Company provides reserves for investments accounted for using the equity method of accounting, when management determines the investment, advances or equity in earnings are not realizable.

Results of Operations

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

     Revenues for the year ended December 31, 2002, approximated $7.4 million, compared to approximately $5.9 million for the year ended December 31, 2001 an increase of 26% or approximately $1.5 million. The increase in revenues is principally attributable to a 11% increase in the number of monthly subscriptions and a 39% increase in the selling of additional backlist book titles in 2002 compared to 2001.

     Cost of goods sold was approximately $2.5 million for the year ended December 31, 2002, compared to approximately $2.3 million for the year ended December 31, 2001, an increase of 10% or approximately $232,000. Cost of goods sold as a percentage of revenues was 34% for 2002 and 39% for 2001. The increase in cost of goods sold is a result of a 23% increase in the number of books shipped associated with the corresponding increase in revenues. However, the decrease in the cost of goods sold as a percentage of revenues resulted from a significant increase in the sales of backlist book titles in 2002. Backlist books have a significantly lower carrying cost and a correspondingly higher gross margin. Additionally, provisions for obsolete inventory reserves were lower in 2002 than 2001 which was a direct reflection of the increased sales of older titles.

     Selling, general, and administrative expense was approximately $2.9 million for the year ended December 31, 2002, compared to approximately $2.4 million for the year ended December 31, 2001, an increase of 20% or approximately $485,000. The increase in selling, general and administrative expenses in 2002 compared to 2001 are principally attributable to increased costs to support the current and future growth of the company. Approximately $287,000, or 59%, of the $485,000 increase relates to payroll and associated benefits.

     Depreciation and amortization expense was approximately $105,000 for the year ended December 31, 2002, compared to approximately $147,000 for the year ended December 31, 2001, a decrease of 29% or approximately $42,000. The decrease was principally attributable to a reduction in amortization expense of approximately $48,000 relating to goodwill in accordance with SFAS No. 142.

     Net interest expense was approximately $77,000 for the year ended December 31, 2002, compared to approximately $87,000 for the year ended December 31, 2001, a decrease of 11% or approximately $10,000. The decrease in net interest expense is primarily attributable to an approximate $9,000 increase in interest income earned on the Company's investment accounts in fiscal year 2002.

     The Company's income tax provision of $578,000 was offset by a like reduction in the valuation allowance related to deferred tax assets. The change in the valuation allowance related to the income tax provision for the year ended December 31, 2001 was due to the utilization of net operating loss carryforwards to offset the expense. In addition, a deferred tax benefit of $639,000 was recognized to reflect the Company's reassessment of the future realizability of deferred tax assets.

     Fiscal year 2002 resulted in net income of approximately $2.4 million versus net income of approximately $1.3 million in fiscal year 2001, an increase of 85% or approximately $1.1 million. Income from operations increased 82% or approximately $843,000 during fiscal year 2002 compared to fiscal year 2001. This increase resulted from a substantial increase in gross profits, while holding operating expenses to a moderate increase.

     In addition, a decrease in other expenses in 2002 compared to 2001, principally due to a reduction in losses from investments, contributed approximately $96,000 to income from operations before taxes. An increase in the income tax benefit in 2002 compared to 2001 contributed an additional $243,000 to net income. Basic and diluted income per share for the twelve months ended December 31, 2002 was $7.52 and $5.94 respectively, versus basic and diluted income per share of $3.87 and $3.30 for the comparable period last year. The weighted average common and common equivalent shares for twelve months ended December 31, 2002 and 2001 was 323,775.

Liquidity and Capital Resources

     The Company had a net increase in cash for the years ended December 31, 2002 and December 31, 2001 of approximately $2.0 million and approximately $576,000, respectively. Cash on hand was approximately $3.4 million at December 31, 2002, compared to approximately $1.4 million at December 31, 2001.

     In fiscal year 2002, operations provided approximately $3.1 million in cash compared to approximately $823,000 in fiscal year 2001. Income from operations for fiscal 2002, adjusted for non-cash items such as depreciation and amortization of approximately $105,000, deferred taxes of approximately $639,000, inventory reserve adjustment of approximately $141,000 and net loss on investments of approximately $29,000, was approximately $1.8 million. Other increases in cash flow from operations resulted from a decrease in accounts receivable of approximately $55,000, a decrease in inventory of approximately $196,000, an increase in accounts payable and accrued liabilities of approximately $173,000 and an increase in deferred revenue of approximately $649,000. The Company also had an increase in cash of approximately $281,000 from the selling of trading securities. Decrease in cash flow from operations resulted from an increase of approximately $1,700 in prepaid expenses and other assets.

     In fiscal year 2001, income from operations, adjusted for non-cash items such as depreciation and amortization of approximately $147,000, net losses on investments of approximately $156,000, inventory reserves of approximately $288,000 and deferred taxes of approximately $418,000, was approximately $1.4 million. Other increases in cash flow from continuing operations resulted from a decrease in inventory of approximately $53,000 and an increase in deferred revenue of approximately $605,000. Decreases in cash flow from operations included an increase of approximately $635,000 in accounts receivable, an increase of approximately $161,000 in prepaid expenses and other assets and a decrease in accounts payable and accrued liabilities of approximately $460,000.

     In fiscal year 2002, net cash used by investing activities was approximately $1.1 compared to net cash provided by investing activities of approximately $166,000 in fiscal year 2001 Cash used by investing activities in fiscal year 2002 related to approximately $273,000 for the investment in a limited partnership, approximately $19,000 for the purchase of property and equipment, approximately $297,000 for the purchase of land held for resale and approximately $431,000 for the purchase of long-term securities. Cash provided by investing activities in fiscal year 2001 was approximately $228,000 related to the purchase of property and equipment and approximately $394,000 from the proceeds related to the maturity of certificate of deposits in 2001.

     In fiscal year 2002, net cash used in financing activities was approximately $13,000 compared to net cash used in financing activities of approximately $413,000 in fiscal year 2001. During 2002, the Company made payments of approximately $13,000 on capital lease obligations. In fiscal year 2001, the Company used $400,000 to pay the remaining debt obligations of the Company.

     The Company does not anticipate any material expenditures for property and equipment during the next twelve months. However, the Company used cash on hand to purchase approximately $593,000 in land to be held for investment purposes in 2003 (see "Item 1, Subsequent Events" and "Item 2, Properties"). The Company expects that any possible material expenditures for property and equipment, or land to be held for investment purposes, would be financed by funds from operations and from cash currently on hand.

     The Company is continuing to pursue the use of the Internet to increase sales as well as customer satisfaction. Management believes that it will be able to increase sales to existing subscribers and also attract new subscribers at a minimal cost to the Company. Cash from operations provided the financing for the development of and maintenance of the internet capabilities. The Company does not anticipate any material expenditures for further Internet development in 2003.

     At December 31, 2002, the Company had net working capital of approximately $2.9 million, an increase of approximately $683,000 over the prior year. Total current assets at December 31, 2002 increased by approximately $1.6 million over December 31, 2001 while total current liabilities increased by approximately $873,000 over the same time period. The principal increase in current assets relates to an increase of approximately $2.1 million in cash while the principal increase in current liabilities relates to an increase of approximately $649,000 in deferred revenue.

     The Company's principal source of liquidity and short-term funding is from operating cash flows. The Company operates primarily in the library market throughout the United States. As a result of doing business in the library market in addition to the school market, sales are constant throughout the year with fluctuations associated with the start and end of the school years. Consequently, cash receipts are constant throughout the year with corresponding fluctuations associated with the start and end of the school years.

     The Company believes its liquidity and availability of funds would not be materially impacted in the short-term by a decrease in the demand for the Company's product. The Company sells annual subscriptions to a customer base of approximately 10,100 subscribers. These subscriptions have staggered start dates throughout the year. As a result of a customer base located throughout the country and staggered subscriptions, the Company believes that a decrease in the demand would not immediately be felt.

     Furthermore, two primary and significant uses of operating cash flows are variable selling and product costs. Since any impact from a decrease in the demand for the Company's product would be minimal in the short-term, the Company, through management controls in place, should be able to respond in a timely manner to downward trends. Thus, the Company should be able to affect a decrease in variable selling and purchasing costs corresponding to a decrease in demand.

     The Company's major commitment relates to a capital lease for the use of an office and warehouse facility by JLG. The lease is a twenty-year obligation with minimum monthly lease payments starting at $10,000 per month. See Financial Statement Note 5, Lease Obligations for future commitments.

     The Company maintains its belief that its management policies and cash flow from operations should provide sufficient funds for the Company's normal business operations in the year 2003.

     At the end of fiscal year 2002, the Company does not have any off-balance sheet arrangements, transactions, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or the availability of the Company's requirements for capital resources.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of Hausser + Taylor, LLP, independent auditors, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.


ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

        None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS and CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) of the ACT
-----------------------------

Directors and Executive Officers

     The following table sets forth certain information concerning the directors and executive officers of the Company.


                                                        Director or Executive
Name                     Age   Position                     Officer Since
----                     ---   --------                ---------------------
S. Robert Davis (1)       64   Chairman of the Board,           1990
                               President, Assistant
                               Secretary, and Director

Randall J. Asmo           38   Executive Vice President         1992
                               and Director

Juan F. Sotos, M.D.       75   Director                         1992

Charles R. Davis (1)      41   Director                         2000

Rodney L. Taylor          47   Director                         2001

Brent A Garland           38   Director                         2001

Donald R. Hollenack       38   Chief Financial Officer          1999

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

Business Experience of Directors and Executive Officers

     S. Robert Davis was elected a director and Chairman of the Board in 1990, and has served as Assistant Secretary of the Company since 1992. Prior to his election to the Board of Directors, he served as Assistant to the President from 1988 to 1990, on a part-time basis. Additionally, during the past five years, Mr. Davis has operated several private businesses involving the developing, sale and/or leasing of real estate and incentive awards programs.

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

     Charles R. Davis was elected as a director in 2000. Mr. Davis currently serves as President of Davis Holdings of North Carolina, Inc. and Casco International, Inc., a company that designs and administers incentive awards programs. Mr. Davis has held his position with Casco International, Inc. for over five years.

     Brent A. Garland was elected as a director in 2001. Mr. Garland has been the Senior Director of Corporate and Network Development of Mount Carmel Health since March 1997. Mr. Garland has worked in health care since 1986 in the areas of human resources and corporate development.

     Rodney L. Taylor was elected as a director in 2001. Mr. Taylor has been the Internet Director for QNP Corporation since July 2002. Prior to that, he served as General Manager of Family Ford Lincoln Mercury in Marietta, Ohio, an automobile dealership, from June 1997 to June 2002. From 1994 to 1997, Mr. Taylor was General Sales Manager for Bobb Chevrolet.

     Donald R. Hollenack was elected Chief Financial Officer in 1999. From May, 1997 to March, 1999, Mr. Hollenack served as Controller for National Church Residences, a privately-held real estate company providing housing for the elderly and low income families. Mr. Hollenack is a non-practicing Certified Public Accountant.

Audit Committee Financial Expert

     The Sarbanes-Oxley Act of 2002 requires the Company to disclose whether the Audit Committee has at least one financial expert, as defined in Regulation S-B 401(e), serving on it's Audit Committee. The Company has determined it does not have a financial expert serving on the Audit Committee. The Company began considering adding a financial expert to the Audit Committee but abandoned the effort when S. Robert Davis, the Company's chairman, president and a director, and Charles R. Davis, a director, made an offer to acquire the Company through a cash merger and take the Company private. Since the Davises currently control a majority of the outstanding shares and would vote in favor of taking the Company private, the Company does feel it is not appropriate to add a financial expert at this time. (see "Subsequent Events" regarding the Davises offer to acquire the Company.)

Code of Ethics

     The Sarbanes-Oxley Act of 2002 requires the Company to disclose whether it has adopted a code of ethics that applies to the Company's principal executive officer and principal financial and accounting officer. The Company has not adopted a code of ethics and although agrees that it would be beneficial, in light of the pending offer from the holders of more than a majority of the Company's common stock, it has not proceeded to consider and adopt a code of ethics.

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

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table shows, for the fiscal years ended December 31, 2002, 2001 and 2000, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to the Company's President and any other executive officer whose total salary and bonus exceeded $100,000 (the "Named Executive Officers"), and the principal capacity in which they served:

                          Summary Compensation Table


                              Annual Compensation
               ----------------------------------------------------------------


                                                           Securities Underlying
Name and                                       Other Annual    Options/Warrants/
Principal Position    Year   Salary    Bonus   Compensation      SAR's(#) (1)
------------------    ----   ------    -----   ------------   -----------------
S. Robert Davis,      2002  $185,000   $223,664     $0                0
Chairman and
  President           2001  $185,000   $110,678     $0                0
                      2000  $185,000(2)   $0        $0             100,000


Randall J. Asmo       2002  $110,070   $20,000      $0                0
Executive Vice
President             2001  $91,541    $20,000      $0                0

     (1) Stock options previously granted to the Named Executive Officers, by their terms, automatically adjust to reflect certain changes in the outstanding Common Shares of the Company, including stock dividends.

     (2) Mr. Davis elected to defer and accrue his salary in 2000. Mr. Davis' accrued salary earned interest at 7 percent per annum. The Company paid Mr. Davis' accrued salary and interest totaling $496,577 in January 2001.

     No executive officers have employment agreements with the Company.


Option/Warrant Grants in Last Fiscal Year to Named Executive Officer

None.

Aggregated Options Exercised in 2002 and Fiscal Year-End Option/Warrant Values

     The following table provides certain information with respect to options exercised in fiscal 2002 by the Named Executive Officers and the value of such officers' unexercised options/warrants at December 31, 2002.


                                                         Value of Unexercised
          Shares              Number of Unexercised     In-the-Money Options (1)
         acquired on  Value  Options/Warrants at Year      /Warrants
         exercise    realized         End(#)              At Year End($) (2)
Name        (#)         ($)  Exercisable Unexercisable Exercisable Unexercisable
----    ---------    ------- ----------- ------------- ----------- -------------
S. Robert
 Davis     None        N/A        0          100,000       $0        $1,575,000

     (1) Options are "In-the-Money" if the fair market value of the underlying securities exceeds the exercise or base price of the option at fiscal year end.

     (2) The value is calculated by determining the difference between the fair market value of the securities underlying options and the exercise or base price of the option at exercise or fiscal year-end , respectively.

Compensation of Directors

     Each director who is not an officer of the Company receives a fee of $500 for attendance at each Board meeting, a fee of $250 for attendance at each telephonic Board meeting, and a fee of $250 for attendance at each meeting of a Board committee of which he is a member. Directors who are also officers of the Company receive no additional compensation for their services as directors.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

Equity Compensation Plan Information

     The Company has one stock option plan, the 1993 Incentive Stock Option Plan (the "Plan"), which allows options to be granted for a total of 7,500 common shares (post stock split) of the Company's stock. All options are subject to terms and conditions of the Plan and must be granted within 10 years after the date the Plan was adopted.

     In 1999, the Company cancelled all of the Incentive Stock Options which had been previously granted under the Plan and the Company has no plans to grant any options under the Plan.

     The following information relates to the Plan:





          Number of securities to   Weighted average
          be issued upon exercise   exercise price of       Number of securities
Plan      of outstanding options,  outstanding options,      remaining available
category   warrants and rights     warrants and rights       for future issuance
--------  ----------------------- ---------------------     --------------------

Equity compensation
  plans approved
  by security
  holders            0                      N/A                      7,500

Equity compensation
   plans not approved
   by security
   holders        100,000(1)               $2.125                      0

Total             100,000                  $2.125                    7,500

     (1) Represents the option granted to S. Robert Davis to purchase 100,000 shares of Company common stock. See "Item 12. Certain Relationships and Related Transactions".

     The following table sets forth, to the best of the Company's knowledge, certain information as of March 5, 2003, with respect to the beneficial ownership of shares of the Company's common stock by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, by each director, and by the Named Executive Officer serving as of December 31, 2002, and by all directors and executive officers of the Company as a group.


                                Amount and Nature               Percent
Name and Address            of Beneficial Ownership (1)        of Class(2)
----------------            ---------------------------        -----------

S. Robert Davis                       274,502(3)                  64.78%
5695 Avery Road
Dublin, OH 43016

Charles R. Davis                       38,963                      9.19%
CASCO International, Inc.
13900 Conlan Circle, Suite 150
Charlotte, NC 28277

Robert Moton                           16,600                      3.92%
1406 Casa DeOro
Corpus Christi, TX 78411

Randall J. Asmo                        11,558                      2.73%
5695 Avery Road
Dublin, OH 43016


Juan F. Sotos, M.D.                     2,890                      0.68%
700 Children's Drive, Room ED 421
Columbus, OH 43220


Brent A. Garland                           25                      0.01%
3411 Sunset Drive.
Columbus, OH 43221


Rodney L. Taylor                            0                      0.00%
105 Social Row
Marietta, OH 45750


All executive officers and directors
 as a group (7 persons)               327,938(4)                  77.38%

(1)  Represents sole voting and investment power unless otherwise indicated.

(2)  Based on 323,775 shares of common stock outstanding as of March 5, 2003.

(3) Includes 1,255 shares owned by Mr. Davis' wife as to which Mr. Davis disclaims beneficial ownership and an option to purchase 100,000 shares of common stock exercisable within 60 days.

(4) Includes the number of shares of common stock beneficially owned by all executive officers and directors as a group, 1,255 shares of common stock owned by Mrs. S. Robert Davis as to which Mr. Davis disclaims any beneficial ownership, and an option held by S. Robert Davis to purchase 100,000 shares of common stock which is exercisable within 60 days.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

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

     The stock option entitles S. Robert Davis to purchase from the Company 100,000 shares at 1/8th over the closing bid price on the day of grant. The closing bid price on May 10, 2000 was $2.125 and therefore the exercise price is $2.25 per share. The option is exercisable after May 10, 2003 and expires on May 10, 2006.

     At the Board of Directors meeting held in August 2000, the Board unanimously approved an annual bonus to S. Robert Davis, Company Chairman, of 71/2 % on all future sales of the Junior Library Guild in excess of $4.3 million. The additional compensation to Mr. Davis commenced with the fiscal year ending December 31, 2001 and continues until terminated pursuant to a Board authorized resolution. As a result, the Company accrued a bonus of approximately $223,664 as of December 31, 2002. The Company paid Mr. Davis' bonus in January 2003.

     The Junior Library Guild leases from Mid-States Development Corp., which is 100% owned by the Company's Chairman, S. Robert Davis, a warehouse and office facility in Union County, Ohio. The lease is for twenty years and terminates on October 31, 2020 with annual rents of $120,000 per year in years one through five, $132,000 per year during years six through ten, $145,200 per year during years 11 through 15, and $159,700 per year during years 16 through 20. The lease is classified as a capital lease.

     On January 10, 2001, the Company paid Mr. Davis $496,577 of deferred compensation, including interest at 7 percent per annum, which he elected to defer in May 1998. Commencing January 1, 2001, the Company has resumed paying Mr. Davis his annual salary of $185,000.

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) Exhibits.

          Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          See Exhibit Index following the Financial Statements.

(b) Reports on Form 8-K filed by Media Source, Inc. during the quarter ending December 31, 2002.

          No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2002.


ITEM 14.  CONTROLS AND PROCEDURES
---------------------------------

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files of submits under the Exchange act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

ITEM 15.  [RESERVED]
--------------------

ITEM 16.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     The following is a summary of the fees billed to the Company by Hausser + Taylor LLP. Hausser + Taylor LLP has a continuing relationship with American Express Tax and Business Services, Inc. ("TBS") from which it leases auditing staff who are full-time, permanent employees of TBS and through which Hausser + Taylor LLP's partners provide non-audit services. As a result of this arrangement, Hausser + Taylor LLP has no full-time employees, and, therefore, none of the audit services performed were provided by permanent full-time employees of Hausser + Taylor LLP. Hausser + Taylor LLP manages and supervises the audit and audit staff and is exclusively responsible for the opinion rendered in connection with its examination.


                                                        Years ended December 31,
                                                        ------------------------
                                                           2002         2001
                                                           ----         ----
Audit Fees
     The aggregate fees billed for professional
     services rendered for the audit of the Company's
     annual financial statements and the reviews of the
     financial statements included in the Company's
     Forms 10-QSB                                       $ 30,200      $ 29,845

Audit-Related Fees
     The aggregate fees billed for assurance and
     related services that are reasonably related to
     the performance of the audit or review of the
     Company's financial statements.                        --            --

Tax Fees
     The aggregate fees billed for professional services
     rendered for the preparation of the Company's tax
     returns.                                              4,900         4,700

All Other Fees
     The aggregate fees billed for products and services
     provided for miscellaneous consulting services relating
     to accounting, tax and proxy disclosure.                130           785
                                                         -------      --------

Total Fees                                              $ 35,230      $ 35,330
                                                        ========      ========


     The audit committee selects, with approval from the board of directors, the audit firm engaged to audit the Company's annual financial statements and the reviews of the financial statements included in the Company's Forms 10-QSB. The audit committee also reviews and sets any fees paid to the auditor as well as confirms the auditor's independence.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Media Source, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized. Media Source, Inc. (Registrant)

Dated:   March 29, 2003                   By:   /s/ S. Robert Davis
                                                -------------------------------
                                                S. Robert Davis
                                                Chairman of the Board, President
                                                and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Media Source, Inc. and in the capacities and on the date indicated.

Dated:   March 29, 2003                   By:   /s/ S. Robert Davis
                                                -------------------------------
                                                S. Robert Davis
                                                Chairman of the Board, President
                                                and Director
                                                (Principal executive officer)


Dated:   March 29, 2003                   By:   /s/ Donald R. Hollenack
                                                -------------------------------
                                                Donald R. Hollenack
                                                Chief Financial Officer
                                                (Principal financial and
                                                accounting officer)


Dated:   March 29, 2003                   By:   /s/ Randall J. Asmo
                                                --------------------------------
                                                Randall J. Asmo
                                                Executive Vice President and
                                                Director


Dated:   March 29, 2003                   By:   /s/ Juan F. Sotos, M.D.
                                                --------------------------------
                                                Juan F. Sotos, M.D.
                                                Director


Dated:   March 29, 2003                   By:  /s/ Charles R. Davis
                                               ---------------------------------
                                               Charles R. Davis
                                               Director


Dated:   March 29, 2003                   By:  /s/ Brent A. Garland
                                               ---------------------------------
                                               Brent A. Garland
                                               Director

Dated:   March 29, 2003                   By:  /s/ Rodney L. Taylor
                                               ---------------------------------
                                               Rodney L. Taylor
                                               Director

                     CHIEF EXECUTIVE OFFICER CERTIFICATION


I, S. Robert Davis, Chairman of the Board, President and Director of Media Source, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of Media Source, Inc. (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluate  the   effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significant deficiencies and material weaknesses.


Dated:  March 29, 2003

/s/ S. Robert Davis
-------------------
S. Robert Davis
Chairman of the Board, President and Director
(Principal executive officer)

                     CHIEF FINANCIAL OFFICER CERTIFICATION


I, Donald R. Hollenack, Chief Financial Officer of Media Source, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of Media Source, Inc. (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluate  the   effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significant deficiencies and material weaknesses.


Dated:  March 29, 2003

/s/ Donald R. Hollenack
-----------------------
Donald R. Hollenack
Chief Financial Officer
(Principal financial and accounting officer)

                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----

Independent Auditors' Report                                            24

Consolidated Balance Sheet at December 31, 2002                         25-26

Consolidated Statements of Operations for the years ended
    December 31, 2002 and 2001                                          27

Consolidated Statements of Comprehensive Income for the years ended
    December 31, 2002 and 2001                                          28

Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 2002 and 2001                                          29

Consolidated Statements of Cash Flows for the years ended
    December 31, 2002 and 2001                                          30

Notes to the Consolidated Financial Statements                          31-43

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Media Source, Inc.
Columbus, Ohio

     We have audited the accompanying consolidated balance sheet of Media Source, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.



                                            /s/ Hausser + Taylor LLP


Columbus, Ohio
February 14, 2003



                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2002


                     ASSETS
Current Assets:
   Cash and cash equivalents ...................................   $  3,440,178
   Certificate of deposit ......................................        175,563
   Accounts receivable, net of allowance for doubtful
      accounts of $65,000 ......................................      1,910,265
   Inventory ...................................................        876,021
   Prepaid expenses ............................................        477,304
   Deferred income taxes .......................................        817,000
                                                                   ------------

            Total current assets ...............................      7,696,331


Property and equipment:
   Buildings and improvements ..................................      1,441,379
   Equipment ...................................................        311,033
                                                                    -----------
                                                                      1,752,412
   Less accumulated depreciation ...............................       (377,196)
                                                                    -----------

            Total property and equipment, net ..................      1,375,216
                                                                    -----------

Other assets:
   Cost in excess of net assets acquired and other intangible
     assets, net of accumulated amortization of $1,152,874 .....      1,701,184
   Land held for resale ........................................        296,539
   Long-term investments .......................................        370,097
   Investment in limited partnership ...........................        244,668
   Deferred income taxes .......................................        362,000
   Other .......................................................         16,184
                                                                     ----------

            Total other assets .................................      2,990,672
                                                                     ----------



TOTAL ASSETS ...................................................   $ 12,062,219
                                                                   ============


                     The accompanying notes are an integral
                 part of the consolidated financial statements.


                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002


        LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accounts payable ............................................    $    339,506
  Accrued liabilities .........................................         711,682
  Accrued tax liabilities .....................................         143,650
  Deferred revenue ............................................       3,537,211
  Current portion of note payable .............................          47,945
  Current portion of capital lease obligation .................          13,547
                                                                   ------------
     Total current liabilities ................................       4,793,541
                                                                   ------------
Long-Term Liabilities

  Long-term capital lease obligation ..........................       1,210,852
  Long-term note payable ......................................          47,923
                                                                   ------------

     Total liabilities ........................................       6,052,316
                                                                   ------------

Stockholders' Equity
  Preferred shares: $.01 par value; authorized 300,000
     shares; none issued and outstanding ......................            --
  Common shares: $.01 par value; authorized 500,000
     shares; issued 343,136 shares ............................           3,431
  Capital in excess of stated value ...........................      21,815,126
  Notes receivable from stock sales ...........................        (704,013)
  Accumulated other comprehensive loss ........................         (38,798)
  Accumulated deficit .........................................     (14,807,020)
                                                                   ------------
                                                                      6,268,726


  Less 19,361 shares of common stock in treasury, at cost .....        (258,823)
                                                                   ------------

     Total stockholders' equity ...............................       6,009,903
                                                                   ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................    $ 12,062,219
                                                                   ============



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Years Ended December 31
                                                       -----------------------
                                                         2002            2001
                                                         ----            ----

Revenues ..........................................  $ 7,371,002    $ 5,851,677
Costs of goods sold ...............................    2,523,921      2,291,460
                                                       ---------      ---------
Gross profit ......................................    4,847,081      3,560,217
                                                       ---------      ---------
Operating expenses:

     Selling, general and administrative ..........    2,872,585      2,386,517
     Depreciation .................................      105,240        147,275
                                                       ---------      ---------
Total operating expenses ..........................    2,977,825      2,533,792
                                                       ---------      ---------

Income from operations ............................    1,869,256      1,026,425
                                                       ---------      ---------

Other income (expense):

     Interest, net ................................      (76,779)       (86,643)
     Realized loss on investments .................       (1,505)      (166,518)
     Unrealized gain on investments ...............         --           10,317
     Equity in loss of limited partnership interest      (27,826)          --
     Other ........................................       31,868         72,167
                                                       ----------     ---------
Total other income (expense) ......................      (74,242)      (170,677)
                                                       ----------     ---------

Income from operations before taxes ...............    1,795,014        855,748

Benefit from income taxes .........................      639,000        396,000
                                                       ---------      ---------

NET INCOME ........................................  $ 2,434,014    $ 1,251,748
                                                       =========      =========


Basic earnings per common share: ..................  $      7.52    $      3.87
                                                       =========      =========

Weighted average number of common
     shares outstanding ...........................      323,775        323,775
                                                       =========      =========


Diluted earnings per common share: ................  $      5.94    $      3.30
                                                       =========      =========

Weighted average number of common
     shares outstanding ...........................      409,751        380,257
                                                       =========      =========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                      Years Ended December 31
                                                      -----------------------

                                                        2002             2001
                                                        ----             ----

NET INCOME ......................................   $ 2,434,014    $ 1,251,748

Unrealized loss on securities available for
    sale (net of deferred tax benefit of $22,000)       (38,798)          --
                                                    -----------    -----------

COMPREHENSIVE NET INCOME ........................   $ 2,395,216    $ 1,251,748
                                                      =========      =========















                     The accompanying notes are an integral
                 part of the consolidated financial statements.



                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 For the Years Ended December 31, 2002 and 2001
                 ----------------------------------------------

                                                          Notes
                                               Capital  Receivable  Accumulated
                             Common Stock     In Excess    From        Other
                             ------------
                            Shares              of Par     Stock   Comprehensive
                            Issued    Amount    Value      Sales        Loss
                            ------    ------   -------    -------  ------------

Balance December 31, 2000  343,137   $ 3,431 $ 21,815,126 $(704,013)      -


Net income                   -            -        -           -          -
                           -------   -------  ----------- ---------- ----------

Balance December 31, 2001  343,137     3,431   21,815,126  (704,013)      -


Unrealized loss on Securities
available for sale (net of
deferred tax benefit of
$22,000)                     -            -        -           -       (38,798)

Net income                   -            -        -           -          -
                           -------   -------  ----------- ---------- ----------

Balance December 31, 2001  343,137   $ 3,431  $21,815,126 $(704,013)  $(38,798)
                           =======   =======  =========== ========== ==========


                                 Accumulated        Treasury
                                  Deficit            Stock           Total
                                 -----------        --------          -----

Balance December 31, 2000 ...   $(18,492,782)   $   (258,823)   $  2,362,939
Net income ..................      1,251,748            --         1,251,748
                                ------------    ------------    ------------
Balance December 31, 2001 ...    (17,241,034)       (258,823)      3,614,687
Unrealized loss on Securities
available for sale (net of
deferred tax benefit of
                                                                $     22,000)
                                        --              --           (38,798)
Net income ..................      2,434,014            --         2,434,014
                                ------------    ------------    ------------
Balance December 31, 2001 ...   $(14,807,020)   $   (258,823)   $  6,009,903
                                ============    ============    ============




                     The accompanying notes are an integral
                 part of the consolidated financial statements.


                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Years Ended December 31
                                                        -----------------------

                                                        2002             2001
                                                        ----             ----
Cash Flow from Operations:
  Income from operations .........................   $ 2,434,014    $ 1,251,748
  Reconciliation to net cash flow provided by operations:
    Depreciation .................................       105,240        147,275
    Deferred income taxes .................... ...      (639,000)      (418,000)
    Realized loss on investments .................         1,505        166,518
    Unrealized gain on investments ...............          --          (10,317)
    Equity in loss of limited partnership interest ...    27,826           --
    Inventory reserves ...............................  (141,000)       288,000
    Changes in working capital items of operations:
      Payments for purchases of trading securities ...    (1,384)        (4,045)
      Proceeds from the sale of trading securities ...   280,859           --
      Accounts receivable ............................    55,135       (635,237)
      Inventory ......................................   196,748         53,226
      Prepaid expenses and other assets ..............    (1,736)      (160,930)
      Accounts payable and accrued liabilities .......   173,256       (460,217)
      Deferred revenue ...............................   648,874        604,990
                                                       ---------       --------
  Net cash provided by operations .................... 3,140,337        823,011
                                                       ---------       --------

Cash Flow from Investing Activities:
    Payments for purchases of property and equipment     (19,086)      (227,818)
    Payments for land held for resale ................  (296,539)          --
    Investment in limited partnership ................  (272,494)          --
    Purchase of long-term securities .................  (430,895)          --
    Cash paid for acquisition of business ............   (50,000)          --
    Net change in certificate of deposit .............    (9,482)       393,772
                                                       ----------      --------
  Net cash flow provided by (used in) investing
     activities                                       (1,078,496)       165,954
                                                      -----------      --------

Cash Flow from Financing Activities:
    Payments on capital lease obligation ..............  (12,417)       (13,184)
    Payments on subordinated debt .....................     --         (400,000)
                                                      -----------      ---------
  Net cash used in financing activities ...............  (12,417)      (413,184)
                                                      -----------      ---------

Increase in cash ......................................2,049,424        575,781

Cash, beginning of year ...............................1,390,754        814,973

Cash, end of year ...................................$ 3,440,178    $ 1,390,754
                                                     ===========    ===========





                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

Principles of Consolidation  and Equity Method of Accounting
------------------------------------------------------------

     The consolidated financial statements include the accounts of Media Source, Inc ("the Company") and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company's children's literature subscription service is operated through its MT Library Services, Inc., d.b.a., Junior Library Guild ("JLG"). The Company also operates Oxford Resources, Inc., a wholly owned subsidiary, which publishes and sells children's books to the public as well as to the school and library market. Oxford Resources, Inc. publishes under the name Darby Creek Publishing. In addition, during 2002, the Company formed Media Investments, LLC, an Ohio corporation, to handle real estate and investment activities for the Company. Media Source, Inc. is the sole member of Media Investments, LLC.

     Investments in 20 to 50 percent owned affiliates significantly influenced by management are accounted for using the equity method of accounting, whereby the investment is carried at cost of acquisition plus the Company's equity in undistributed earnings or losses since acquisition. Reserves are provided where management determines the investment, advances or equity in earnings are not realizable. Investments accounted for under the equity method of accounting include Broadmeadows, LP (see Note 8).

Use of Management Estimates
---------------------------

     The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Revenue Recognition
-------------------

     Revenues  from  the  sale  of  children's   literature   subscriptions  are
recognized upon shipment of the related merchandise.

Reclassification
----------------

     Certain   2001  amounts   have  been   reclassified   to  conform  to  2002
presentation.   These   reclassifications   had  no  impact  on  net  income  or
stockholders' equity.

Investments
-----------

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

Accounts Receivable
-------------------

     The Company mainly sells its products to public and private school libraries and public libraries across the United States. The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days. The Company does not offer a discount for early payment but does charge interest on past due balances greater than 60 days. The Company does not enforce the interest charge, which is waved upon payment. Accounts greater than 90 days past due, which amounted to $418,926 for the year ended December 31, 2002 are considered delinquent. Unless specified by the customer, payments are applied to the oldest unpaid invoice.

     Management  estimates  an  allowance  for  doubtful  accounts,   which  was
approximately $65,000 for the year ended December 31, 2002. The estimate is based upon management's review of delinquent accounts and assessment of the Company's historical evidence of collections. The Company did not recognize any bad debt expense for the year ended December 31, 2002 as a result of this estimate. Specific accounts are charged directly to the reserve when management obtains evidence of a customer's insolvency or otherwise determines that the account is uncollectible. The Company did not charge-off any specific accounts for the year ended December 31, 2002.

Inventory
---------

     Inventory consists of finished goods which are comprised of books. Inventory is valued at the lower of cost or market using the first-in, first-out
(FIFO) method. The carrying value of inventory represents the Company's estimate of its net realizable value. The Company periodically reviews the carrying value of its inventory based upon such factors as historical sales information, future demand, and aging. At December 31, 2002, the Company has provided reserves of approximately $712,000 against the carrying value of inventory.

Prepaid Expenses
----------------

     Prepaid expenses at December 31, 2002 include approximately $342,000, of prepaid selling costs for the sales of book subscriptions. Such costs are directly attributable to the selling of subscriptions and are expensed in the year the related sales occur.

Property and Equipment
----------------------

     Property and equipment are recorded at cost and depreciated over their estimated useful life on the straight-line method. Estimated useful lives range from five to twenty years. Major repairs and improvements are capitalized; minor repairs are expensed as incurred. Depreciation expense for the years ended December 31, 2002 and 2001 approximated $104,000 and $99,000, respectively.

Cost In Excess of Net Assets Acquired and Other Intangible Assets
-----------------------------------------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather that being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. In accordance with SFAS No. 142, the Company ceased amortizing goodwill as of the beginning of fiscal 2002. The Company has goodwill of approximately $1.7 million, net a previous amortization of approximately $1.2 million, as of December 31, 2002.

     The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for fiscal year 2001:


                                                 Years Ended December 31
                                                  2002             2001
                                                ----------     -----------

Net income - as reported .................   $   2,434,014   $   1,251,748
Adjustments:
     Amortization of goodwill ............            --            48,207
                                             -------------   -------------
Net income - as adjusted .................   $   2,434,014   $   1,299,955
                                             =============   =============


Basic net income per share - as reported .   $        7.52   $        3.87
Basic net income per share - adjusted ....   $        7.52   $        4.01
Diluted net income per share - as reported   $        5.94   $        3.30
Diluted net income per share - adjusted ..   $        5.94   $        3.42



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

Statement of Cash Flows
-----------------------

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

     As a result, this standard does not have any effect to the Company's financial statements other than to require disclosure of the pro forma effect on net income of using the fair value-based method of accounting. The Company has made the disclosures required by SFAS No. 123 as of December 31, 2002 and December 31, 2001 and for the years then ended. (see Note 2).

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

Fair Value of Financial Instruments
-----------------------------------

     SFAS No. 107, "Disclosure about the Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies as applicable. The fair value of all current assets (except investments) and liabilities approximate fair value because of their short-term nature. The fair value of the Company's capital lease obligation and note payable were estimated based on current rates for debt with similar remaining maturities.

     See Investments section above for disclosure of investments.

Recent Accounting Pronouncements
--------------------------------

     In June 2002, the FASB issued FAS No. 146, "Accounting for Exit or Disposal Activities." FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring". The scope of FAS 146 also includes: (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Under the new standard, exit and disposal activities are generally expensed as incurred. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged.

     In June 2001, the Financial Accounting Standards Board (FASB) issued FAS 143, "Accounting for Asset Retirement Obligations," which requires the recognition of a liability at fair value for an asset retirement obligation in the period in which it is incurred. Retirement obligations associated with long-lived assets included within the scope of FAS 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel. Retirement obligations are included in the scope of the standard only if the legal obligation exists in connection with or as a result of the permanent retirement, abandonment or sale of a long-lived asset. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding amount capitalized at inception is depreciated over the useful life of the asset. The liability must be revalued each period based on current market prices. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." This Statement amends FAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS No. 148 provides for voluntary adoption of the fair value method for entities with fiscal years ending after December 15, 2002. The Company has elected to continue the use of the intrinsic value method for the fiscal year ending December 31, 2002 but has adopted the prominent disclosure provisions.

     Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", was issued in November 2002. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of March 15, 2003, the Company did not issue or modify any guarantees after December 31, 2002, nor did the Company issue or modify any guarantees before December 31, 2002, which would have been disclosed in accordance with the disclosure requirements of FIN 45.

2.  STOCK OPTIONS, WARRANTS AND STOCK APPRECIATION RIGHTS
    -----------------------------------------------------

     At December 31, 2002, there were no shares of the Company reserved for issuance under the incentive stock option plan, 100,000 shares were reserved under the non-statutory stock option plan, and 6,710 shares were reserved for outstanding warrants. Information for the stock options and warrants is summarized as follows:

                                            Years ended December 31,
                                            ------------------------
                                                 2002        2001
                                                 ----        ----

NON-STATUTORY STOCK OPTIONS
Outstanding, beginning of year ............    100,000     100,000
    Granted ...............................       --          --
    Canceled/expired ......................       --          --
    Exercised .............................       --          --
                                               -------     -------
Outstanding, end of year ..................    100,000     100,000
                                               =======     =======



Exercise price range of options outstanding   $   2.25    $   2.25



Exercise price range of options
     exercised during the year ............       --          --



WARRANTS
Outstanding, beginning of year ............      6,710       6,710
    Granted ...............................       --          --
    Canceled./expired .....................     (2,500)       --
    Exercised .............................       --          --
                                                 -----       -----
Outstanding, end of year ..................      4,210       6,710
                                                 =====       =====

Exercise price range of warrants outstanding    $23.75       $23.75 to $45.00

Exercise price range of warrants exercised
      during the year                              --         --


     There were no Incentive Stock Options outstanding in 2002 and 2001 due to the Company canceling all of the options in 1999 that were granted from the Company's 1993 Incentive Stock Option Plan.

     The non-statutory options were granted to S. Robert Davis in exchange for allowing the Company to restructure his $500,000 subordinated note payable originally due August 1, 2000. The non-statutory options are priced at 1/8 above fair market value on the date of grant. All of the non-statutory options outstanding at December 31, 2002, are exercisable after May 10, 2003 and expire after May 10, 2006.

     Warrants to purchase shares of Media Source, Inc. common stock were issued in connection with the Company's ability to raise additional capital. The warrants are priced at either the market value of the common stock at date of the agreement to issue the warrants, or 1/8 above the market value of the common stock at date of issuance of the warrant. At the beginning of fiscal year 2002, 6,710 warrants were outstanding, of which 2,500 warrant expired in 2002. The remaining warrants expired in January 2003.

A summary of options and warrants outstanding at December 31, 2002, is as follows:

                                                                      Company
                                                                      Proceeds
Date Granted or              Shares         Shares                      Upon
  Issued                    Reserved      Exercisable      Price      Exercise
---------------             --------      -----------      -----      --------

Non-Statutory Stock Options:
    May 10, 2000             100,000           -           $2.250     $ 225,000
                             -------      -----------                 ---------
Warrants:
    January 23, 1998           4,210        4,210           23.75        99,988
                             -------      -----------                 ---------
Total Options and Warrants   104,210        4,210                     $ 324,988
                             =======      ===========                 =========

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma income and earnings per share are as follows for the year ended:


                                                           2002         2001
                                                           ----         ----
Net income - as reported ............................   $2,434,014   $1,251,748
Net income - pro forma ..............................   $2,407,237   $1,224,971
Basic earnings per common share - as reported .......   $     7.52  $     3.87
Basic earnings per common share - pro forma .........   $     7.34   $     3.79
Diluted earnings per common share - as reported         $     5.94   $     3.30
Diluted earnings per common share - pro forma .......   $     5.87   $     3.23
Weighted -average fair value of options
    granted during the year .........................   $      --    $      --

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

        There were no options granted during 2002 or 2001.

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


4.  DEBT OBLIGATIONS
    ----------------

     In conjunction with the acquisition of The Reading Circle, (see Note 12) the Company is obligated on a $100,000 non-interest bearing note payable, with imputed interest at 4.25% (prime rate at December 31, 2002), to the former owner. Future payments are as follows:

                        2003             $  47,945
                        2004                47,923
                                         ---------
                                         $  95,968
                                         =========

5.   SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION
     -------------------------------------------------

     Cash paid for interest during the years ended December 31, 2002 and 2001, aggregated approximately $108,000 and $128,000 and cash paid for income taxes was approximately $23,000 and $23,000 respectively.

     See Note 12 for discussion of supplemental noncash financing activities.


6.  LEASE OBLIGATIONS
    -----------------

Operating
---------

     The Company is obligated under various noncancelable operating leases. Operating leases were principally for vehicles and operating facilities in 2002 and 2001. Rent expense under operating leases amounted to approximately $92,000 and $85,000 for the years ending December 31, 2002 and 2001, respectively. Future minimum lease payments under operating leases are as follows:


                        2003             $  18,467
                                         =========

     The lease for our New York, NY office expires in April 2003. The Company is currently searching for a new location.

Capital
-------

     The Company entered into a capital lease with Mid-States Development Corp. (a related party, see Note 11, "RELATED PARTY TRANSACTIONS") for its operating facility. The future minimum lease payments by year with the present value of such payments, as of December 31, 2002 are as follows:

            2003                                       $   120,000
            2004                                           120,000
            2005                                           122,000
            2006                                           132,000
            2007                                           132,000
            Thereafter                                   1,898,500
                                                         ---------
            Total minimum lease payments                 2,524,500
            Less amount representing interest            1,300,101
                                                         ---------
            Present value of minimum lease payments      1,224,399
            Less current portion                            13,547
                                                         ---------
            Long-term capital lease obligation         $ 1,210,852
                                                         =========


     Buildings under capital leases consisting of office and warehouse are recorded at December 31, 2002, as follows:

                Building                             $  1,250,000
                Less accumulated depreciation            (135,417)
                                                        ---------
                                                     $  1,114,583
                                                        =========

     Amortization expense for operating facilities under capital leases was $62,500 for 2002 and is included in depreciation expense.

7.  INCOME TAXES
    ------------

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

For the years ended 2002 and 2001, the provision (benefit) for income taxes consisted of the following:



                                            December 31,   December 31,
                                                2002          2001
                                                ----          ----

Current
     Federal ...........................   $      --      $    18,000
     State and local ...................          --            4,000
                                           ----------     -----------
Net current ............................   $      --      $    22,000
                                           ----------     -----------

Deferred
     Federal ...........................   $      --      $     7,000
     State and local ...................          --             --
     Utilization of net operating losses       578,000        294,000
     Decrease in valuation allowance ...    (1,217,000)      (719,000)
                                           -----------    -----------
Net Deferred ...........................   $  (639,000)   $  (418,000)
                                           -----------    -----------


Net benefit for taxes from operations ..   $   639,000    $   396,000
                                           ===========    ===========


     The following sets forth the differences between the provision for income taxes computed at the federal statutory rate of 34% and that reported for financial statement purposes:


                                        December 31,            December 31,
                                           2002                     2001
                                           ----                     ----
Provision for taxes at statutory rate   $  (609,000)             $  (292,000)

Adjustment to valuation allowance ...     1,217,000                  719,000
Alternative minimum tax .............          --                    (18,000)
State income taxes, net of federal
  income tax provision ..............          --                     (1,000)
Tax effect of permanent differences .        (1,000)                  (1,000)
Other ...............................        32,000                  (11,000)
                                            -------                  -------
Total benefit for income taxes ......   $   639,000              $   396,000
                                            =======                  =======

     Temporary differences between income for financial reporting purposes and tax reporting purposes relate primarily to accounting methods for doubtful accounts, inventory costs, accrued and prepaid expenses and reserves, and depreciation and amortization expense.

     The components of net deferred tax assets as of December 31, 2002 is as follows:


                                            December 31,
                                               2002
                                               ----


Assets
   Provision for doubtful accounts .....   $    23,000
   Inventory costs capitalized for
     tax purposes ......................        29,000
   Inventory reserve ...................       253,000
   Alternative minimum tax .............        18,000
   Accruals and reserves to be expensed
     as paid for tax purposes ..........         4,000
   Other ...............................         8,000
   Unrealized loss on trading securities        35,000
   Other comprehensive loss ............        22,000
   Tax operating leases ................        40,000
   Net operating loss carryforwards ....     4,985,000
                                             ---------
                                             5,417,000
   Less valuation allowance ............    (3,849,000)
                                            ----------
   Deferred tax asset, net of
     Valuation allowance ...............     1,568,000
                                             ---------
Liabilities
    Costs deducted as paid for
      tax purposes .....................      (121,000)
    Excess of tax over financial
      Accounting depreciation and
      Amortization .....................      (268,000)
                                              --------
                                              (389,000)
                                              --------

Net deferred tax asset .................   $ 1,179,000
                                           ===========


     Under SFAS No. 109, if on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. During 2002 and 2001, $1,217,000 and $719,000, respectively of the valuation allowance was reversed because the Company has generated or expects to generate taxable income from future operations. In management's opinion, it is more likely than not that a portion of the gross deferred tax assets will be realized through future taxable earnings or tax planning strategies and accordingly, the benefit for income taxes includes the effect of reductions in the valuation allowance of $639,000 and $400,000, respectively for 2002 and 2001.

     The Company used approximately $1,426,000 of federal operating loss carryforwards to offset current federal income tax for the year ended December 31, 2002.

     At December 31, 2002, operating loss carryforwards of approximately $14.0 million are available to offset future taxable income and will expire during the years 2007 through 2020.

8.   INVESTMENTS
     -----------

     Media Investments, LLC contributed approximately $272,000 during 2002 to become a 49% limited partner in Broadmeadows LP. Broadmeadows LP acquired a 307,000 square foot warehouse on 22 acres leased to a major national retailer for 22 1/2 years of which 17 years remain. The building is presently subleased. The building has approximately a $7.9 million mortgage balance on a non-recourse self-liquidating loan. The partnership investment will be accounted for using the equity method of accounting for investments. Under the equity method, investments in companies in which the company has a 20% to 50% interest are carried at cost and adjusted for the company's proportionate share of their undistributed earnings or losses. At December 31, 2002 the Company's undistributed partnership loss was approximately $28,000. Reserves are provided where management determines the investment, advances or equity in earnings is not realizable. At December 31, 2002, the Company has not provided such reserves as the investment was entered into during late 2002 and therefore the investment's carrying value approximates fair value.

     In addition, during 2002, Media Investments LLC purchased undeveloped land for approximately $297,000. The Company does not intend to use this land in its operations, but rather intends to hold the land for speculative purposes. Therefore, it is classified as land held for resale in the accompanying consolidated balance sheet. The Company's investment in land held for resale approximates fair value as it was purchased during late 2002.

     The Company also has an investment in common stock that is classified as available-for-sale securities. At December 31, 2002, unrealized losses of $60,798 were recognized on common stock investments classified as available-for-sale securities with a fair market value of $370,097 and cost of $430,895.

     At December 31, 2001, the Company had gross unrealized gains of $16,230 and gross unrealized losses of $100,307 on common stock investments classified as trading securities with a fair market value of $280,978 and cost of $365,055. These trading securities were sold during 2002 and resulted in a realized loss of approximately $1,500.


9.  RETIREMENT PLAN
    ---------------

     In October 1999, the Company established a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan was effective January 2000 and covers all eligible employees. Employees become eligible upon reaching age 21 and completing a year of service. The Company elected to make a discretionary matching contribution of $15,000 for fiscal year 2002 which will be payable in 2003. There was no discretionary match for the year ended December 31, 2001.

10.  EARNINGS PER SHARE
     ------------------

     The following table represents the computation of basic and diluted earnings per share.


                                                Year Ended December 31,
                                                -----------------------
                                                   2002         2001
                                                   ----         ----

Basic Earnings Per Share:
Weighted average number of common shares
  outstanding .............................      323,775      323,775
                                                 -------      -------

Net income available to common stockholders   $2,434,014   $1,251,748
                                              ==========   ==========

Income per common share:
Basic earnings per share ..................   $     7.52   $     3.87
                                              ==========   ==========

Diluted Earnings Per Share:
Weighted average number of common shares
   outstanding - basic ....................      323,775      323,775


Effect of Diluted Securities:
Dilutive stock options ....................       85,976       56,482
                                                  ------       ------
Dilutive potential common shares ..........      409,751      380,257
                                                 =======      =======

Income per common share:
Net income available to common stockholders
     and assumed Conversions ..............   $2,434,014   $1,251,748
                                              ==========   ==========


Diluted earnings per common share:
Diluted earnings per share ................   $     5.94   $     3.30
                                              ==========   ==========



11.  RELATED PARTY TRANSACTIONS
     --------------------------

See "ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

12.  BUSINESS COMBINATIONS
     ---------------------

     On November 12, 2002 the Company purchased The Reading Circle, a privately held company. Accordingly, the results of operation for The Reading Circle have been included in the accompanying consolidated financial statements from date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's results.

     The aggregate acquisition price was $150,000. The Company made an initial cash payment of $50,000 and the remaining balance will be paid over the next two years in the form of a note payable (see Note 4). The fair values of the assets acquired as of the date of acquisition were inventory of approximately $14,000, a customer list with an approximate value of $50,000, and goodwill of approximately $86,000. The Company did not acquire or assume any liabilities.

     The customer lists that the Company acquired are considered definite lived intangible assets, which met recognition criteria under SFAS No. 141, "Business Combinations." This intangible asset will be amortized by the Company over its useful life. During the year ended December 31, 2002, the Company recorded amortization expense of approximately $1,700.

     Estimated amortization over the next five years is approximately $10,000, $10,000, $10,000, $10,000 and $8,300 for 2003, 2004, 2005, 2006 and 2007,
respectively.

                           EXHIBIT INDEX MEDIA SOURCE,
                                INC. FORM 10-KSB
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2002


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

10(ab)7         Exhibit A to Option to Purchase Shares of Preferred Stock dated
                         10/31/99.

10(ac)8         Audit Committee Charter.

10(ad)8         Lease dated September 8, 2000 for Junior Library Guild warehouse and office facility.

10(ae)9         Non-Statutory Stock Option Agreement.

21              Subsidiaries of Media Source, Inc.

   99.1         Certification Required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                        of 2002.
____________________

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

                                   EXHIBIT 21
                                SUBSIDIARIES OF
                               MEDIA SOURCE, INC.


                                    State of        Percent of Stock
Name of Subsidiary                Incorporation    Owned by Registrant
------------------                -------------    -------------------

OXFORD RESOURCES, INC.               Florida             100%

MT LIBRARY SERVICES, INC.            Florida             100%

MEDIA INVESTMENTS, LLC.              Ohio                100%






















43


        1