Form 10KSB/A
period 2002-12-31
MEDIA SOURCE INC
filed 2003-04-14
CIK 354564

UNITED STATES
                       SECURITIES AND EXHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1
(Mark one)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchanged Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .
     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation  S-B is not  contained  in  this  form,  and no  disclosure  will  be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
     State issuer's  revenues for its most recent fiscal year.  $7,371,002.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was $2,204,251 as of March 4, 2003.
     State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practical date: 323,776 common shares outstanding, each with $0.01 par value, as of March 12, 2003.
     Transitional  Small  Business  Disclosure  Format  (Check one):  YES NO X .

                                EXPLANATORY NOTE


This Form 10-KSB/A amends Item 6, Item 9, Item 11, the Signature Page, the Consolidated Balance Sheet, Consolidated Statements of Operations and Note 10, Earnings Per Share of the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003. This Form 10-KSB/A is being filed solely to: (i) include an inadvertent omission in the title of an executive officer in Item 9 and on the Signature Page; (ii) to correct the beneficial ownership percentages and the weighted average exercise price of outstanding options, warrants and rights set forth in Item 11; (iii) to adjust the common shares issued on the Consolidated Balance Sheet by one share due to a rounding difference; and (iv) to adjust the weighted average number of common shares outstanding in Item 6, Item 11, the Consolidated Statements of Operations, and Note 10, Earnings Per Share, all by one share due to a rounding difference. The items are set forth herein in their entirety, as amended.




                               TABLE OF CONTENTS
                               -----------------


PART  II Item 6.  Management's  Discussion  and  Analysis  or Plan of
                  Operation................................................. 3

PART III Item 9. Directors,  Executive Officers,  Promoters and Control Persons;
                 Compliance with Section 16(a) of the Act .................. 7

          Item  11.  Security   Ownership  of  Certain   Beneficial  Owners  and
          Management and Related Stockholder Matters.........................9

Signatures ..................................................................11

Media Source Inc. and Subsidiaries Consolidated Balance Sheet................12

Media Source Inc. and Subsidiaries Consolidated Statements of Operations.....14

Note 10. Earnings Per Share ................................................ 15

CEO & CFO Certifications.....................................................16

Exhibit Index................................................................20

                                    PART II


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

     In addition, a decrease in other expenses in 2002 compared to 2001, principally due to a reduction in losses from investments, contributed approximately $96,000 to income from operations before taxes. An increase in the income tax benefit in 2002 compared to 2001 contributed an additional $243,000 to net income. Basic and diluted income per share for the twelve months ended December 31, 2002 was $7.51 and $5.94 respectively, versus basic and diluted income per share of $3.87 and $3.30 for the comparable period last year. The weighted average common and common equivalent shares for twelve months ended December 31, 2002 and 2001 was 323,776.

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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS and CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
        WITH SECTION 16(a) of the ACT
        -----------------------------

Directors and Executive Officers

     The following table sets forth certain information concerning the directors and executive officers of the Company.



                                                           Director or Executive
          Name          Age             Position                Officer Since
          ----          ---             --------            -------------------

S. Robert Davis (1)     64              Chairman of the Board,      1990
                                        President, Assistant
                                        Secretary, and Director

Randall J. Asmo         38              Secretary, Executive Vice   1992
                                        President and Director


Juan F. Sotos, M.D.     75              Director                    1992


Charles R. Davis (1)    41              Director                    2000


Rodney L. Taylor        47              Director                    2001


Brent A Garland         38              Director                    2001


Donald R. Hollenack     38              Chief Financial Officer     1999

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

Audit Committee Financial Expert

     The Sarbanes-Oxley Act of 2002 requires the Company to disclose whether the Audit Committee has at least one financial expert, as defined in Regulation S-B 401(e), serving on its Audit Committee. The Company has determined it does not have a financial expert serving on the Audit Committee. The Company began considering adding a financial expert to the Audit Committee but abandoned the effort when S. Robert Davis, the Company's chairman, president and a director, and Charles R. Davis, a director, made an offer to acquire the Company through a cash merger and take the Company private. Since the Davises currently control a majority of the outstanding shares and would vote in favor of taking the Company private, the Company does feel it is not appropriate to add a financial expert at this time. (see "Subsequent Events" regarding the Davises offer to acquire the Company.)

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

     The following information relates to the Plan:

                                                                     Number of
                                                                     securities
                    Number of securities       Weighted average      remaining
                  to be issued upon exercise  exercise price of      available
                   of outstanding options,   outstanding options,    for future
Plan category      warrants and rights       warrants and rights       issuance
-------------      -----------------------   -------------------     ----------

Equity compensation
  plans approved by
  security holders              0                    N/A                7,500

Equity compensation
  plans not approved
  by security holders       100,000(1)              $2.25                  0

Total                       100,000                 $2.25               7,500

(1) Represents the option granted to S. Robert Davis to purchase 100,000 shares of Company common stock. (See "Item 12. Certain Relationships and Related Transactions".)

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


                                        Amount and Nature               Percent
Name and Address                    of Beneficial Ownership (1)      of Class(2)
----------------                    ---------------------------      ----------

S. Robert Davis                             274,502(3)                 64.78%(5)
5695 Avery Road
Dublin, OH 43016

Charles R. Davis                             38,963                    12.03%
CASCO International, Inc.
13900 Conlan Circle, Suite 150
Charlotte, NC 28277

Robert Moton                                 16,600                     5.13%
1406 Casa DeOro
Corpus Christi, TX 78411

Randall J. Asmo                              11,558                     3.57%
5695 Avery Road
Dublin, OH 43016

Juan F. Sotos, M.D.                           2,890                     0.89%
700 Children's Drive, Room ED 421
Columbus, OH 43220

Brent A. Garland                                 25                     0.01%
3411 Sunset Drive
Columbus, OH 43221

Rodney L. Taylor                                  0                     0.00%
105 Social Row
Marietta, OH 45750


All executive officers and directors
 as a group (7 persons)                     327,938(4)                 77.38%(5)

(1)  Represents sole voting and investment power unless otherwise indicated.

(2)  Based on 323,776 shares of common stock outstanding as of March 5, 2003.

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

(5) Includes an option held by S. Robert Davis to purchase 100,000 shares of common stock which is exercisable within 60 days.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Media Source, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        Media Source, Inc.
                                                        (Registrant)

Dated:   April 14, 2003                         By:   /s/ S. Robert Davis
                                                      -------------------
                                                       S. Robert Davis
                                                       Chairman of the Board,
                                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Media Source, Inc. and in the capacities and on the date indicated.

Dated:   April 14, 2003                         By:   /s/ S. Robert Davis
                                                      -----------------------
                                                       S. Robert Davis
                                                       Chairman of the Board,
                                                       President and Director
                                                       (Principal executive
                                                        officer)


Dated:   April 14, 2003                         By:   /s/ Donald R. Hollenack
                                                       -----------------------
                                                       Donald R. Hollenack
                                                       Chief Financial Officer
                                                       (Principal financial and
                                                        accounting officer)


Dated:   April 14, 2003                         By:  /s/ Randall J. Asmo
                                                       -----------------------
                                                       Randall J. Asmo
                                                       Secretary, Executive
                                                       Vice President and
                                                       Director


Dated:   April 14, 2003                         By:  /s/ Juan F. Sotos, M.D.
                                                       ------------------------
                                                        Juan F. Sotos, M.D.
                                                        Director


Dated:   April 14, 2003                         By:  /s/ Charles R. Davis
                                                       ------------------------
                                                        Charles R. Davis
                                                        Director


Dated:   April 14, 2003                         By:  /s/ Brent A. Garland
                                                      -----------------------
                                                         Brent A. Garland
                                                         Director

Dated:   April 14, 2003                         By:  /s/ Rodney L. Taylor
                                                      -------------------------
                                                         Rodney L. Taylor
                                                         Director

                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2002


                        ASSETS



Current Assets:

   Cash and cash equivalents ...................................   $  3,440,178
   Certificate of deposit ......................................        175,563
   Accounts receivable, net of allowance for doubtful
      accounts of $65,000 ......................................      1,910,265
   Inventory ...................................................        876,021
   Prepaid expenses ............................................        477,304
   Deferred income taxes .......................................        817,000
                                                                      ---------

            Total current assets ...............................      7,696,331
                                                                      ---------



Property and equipment:

   Buildings and improvements ..................................      1,441,379
   Equipment ...................................................        311,033
                                                                      ---------
                                                                      1,752,412
   Less accumulated depreciation ...............................       (377,196)
                                                                      ---------

            Total property and equipment, net ..................      1,375,216
                                                                      ---------



Other assets:

   Cost in excess of net assets acquired and other intangible
     assets, net of accumulated amortization of $1,152,874 .....      1,701,184
   Land held for resale ........................................        296,539
   Long-term investments .......................................        370,097
   Investment in limited partnership ...........................        244,668
   Deferred income taxes .......................................        362,000
   Other .......................................................         16,184
                                                                      ---------

            Total other assets .................................      2,990,672
                                                                      ---------




TOTAL ASSETS ...................................................   $ 12,062,219
                                                                     ==========




                     The accompanying notes are an integral
                 part of the consolidated financial statements.


                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable ............................................    $    339,506
  Accrued liabilities .........................................         711,682
  Accrued tax liabilities .....................................         143,650
  Deferred revenue ............................................       3,537,211
  Current portion of note payable .............................          47,945
  Current portion of capital lease obligation .................          13,547
                                                                      ---------
     Total current liabilities ................................       4,793,541
                                                                      ---------

Long-Term Liabilities
  Long-term capital lease obligation ..........................       1,210,852
  Long-term note payable ......................................          47,923
                                                                      ---------

     Total liabilities ........................................       6,052,316
                                                                      ---------



Stockholders' Equity
  Preferred shares: $.01 par value; authorized 300,000
     shares; none issued and outstanding ......................            --
  Common shares: $.01 par value; authorized 500,000
     shares; issued 343,137 shares ............................           3,431
  Capital in excess of stated value ...........................      21,815,126
  Notes receivable from stock sales ...........................        (704,013)
  Accumulated other comprehensive loss ........................         (38,798)
  Accumulated deficit .........................................     (14,807,020)
                                                                    -----------
                                                                      6,268,726


  Less 19,361 shares of common stock in treasury, at cost .....        (258,823)
                                                                       --------

     Total stockholders' equity ...............................       6,009,903
                                                                      ---------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................    $ 12,062,219
                                                                   ============





                     The accompanying notes are an integral
                 part of the consolidated financial statements.


                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Years Ended December 31
                                                    -----------------------
                                                      2002             2001
                                                      ----             ----


Revenues .....................................     $ 7,371,002      $ 5,851,677
Costs of goods sold ..........................       2,523,921        2,291,460
                                                     ---------        ---------
Gross profit .................................       4,847,081        3,560,217
                                                     ---------        ---------


Operating expenses:
     Selling, general and administrative .....       2,872,585        2,386,517
     Depreciation ............................         105,240          147,275
                                                     ---------        ---------
Total operating expenses .....................       2,977,825        2,533,792
                                                     ---------        ---------

Income from operations .......................       1,869,256        1,026,425
                                                     ---------        ---------


Other income (expense):
     Interest, net ...........................         (76,779)         (86,643)
     Realized loss on investments ............          (1,505)        (166,518)
     Unrealized gain on investments ..........            --             10,317
     Equity in loss of limited
       partnership interest ..................         (27,826)            --
     Other ...................................          31,868           72,167
                                                       -------         --------
Total other income (expense) .................         (74,242)        (170,677)
                                                       -------         --------

Income from operations before taxes ..........       1,795,014          855,748

Benefit from income taxes ....................         639,000          396,000
                                                       -------          -------
NET INCOME ...................................     $ 2,434,014      $ 1,251,748
                                                     =========        =========


Basic earnings per common share: .............     $      7.51      $      3.87
                                                          ====             ====
Weighted average number of common
     shares outstanding ......................         323,776          323,776
                                                       =======          =======

Diluted earnings per common share: ...........     $      5.94      $      3.30
                                                          ====             ====
Weighted average number of common
     shares outstanding ......................         409,752          380,258
                                                       =======          =======





                     The accompanying notes are an integral
                 part of the consolidated financial statements.

NOTE 10.  EARNINGS PER SHARE
----------------------------

     The following table represents the computation of basic and diluted earnings per share.


                                                        Year Ended December 31,
                                                        -----------------------
                                                        2002            2001
                                                        ----            ----

Basic Earnings Per Share:

Weighted average number of common
  shares outstanding ................................      323,776      323,776
                                                        ----------    ---------

Net income available to common stockholders .........   $2,434,014   $1,251,748
                                                        ==========   ==========


Income per common share:
Basic earnings per share ............................   $     7.51   $     3.87
                                                        ==========   ==========


Diluted Earnings Per Share:
Weighted average number of common
  shares outstanding - basic ........................      323,776      323,776



Effect of Diluted Securities:
Dilutive stock options ..............................       85,976       56,482
                                                           -------      -------
Dilutive potential common shares ....................      409,752      380,258
                                                           =======      =======


Income per common share:
Net income available to common stockholders and assumed
     Conversions ....................................   $2,434,014   $1,251,748
                                                        ==========   ==========


Diluted earnings per common share:
Diluted earnings per share ..........................   $     5.94   $     3.30
                                                        ==========   ==========

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


Dated:  April 14, 2003

          /s/ S. Robert Davis
        ---------------------------
        S. Robert Davis
        Chairman of the Board, President and Director
        (Principal executive officer)

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


Dated:  April 14, 2003

          /s/ Donald R. Hollenack
          ----------------------
        Donald R. Hollenack
        Chief Financial Officer
        (Principal financial and accounting officer)

                                 EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------
99.1           Certification Required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.