Form 10QSB
period 2003-03-31
MEDIA SOURCE INC
filed 2003-05-14
CIK 354564

UNITED STATES
                       SECURITIES AND EXHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

 (Mark one)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of share  outstanding  of each of the issuer's  classes of
common  equity,  as  of  the  latest  practical  date:   323,776  common  shares
outstanding, each with $0.01 par value, as of April 30, 2003.

Transitional Small Business Disclosure Format (Check one): YES        NO   X   .

                               MEDIA SOURCE, INC.
                                  FORM 10-QSB
                                     INDEX


Part I - Financial Information

     Item 1 - Financial Statements (unaudited)

          Condensed Consolidated Balance Sheet - March 31, 2003

          Condensed Consolidated Statements of Operations - Three Months ended March 31, 2003 and 2002

          Condensed Consolidated Statements of Comprehensive Income - Three Months ended March 31, 2003 and 2002

          Condensed Consolidated Statements of Cash Flows - Three Months ended March 31, 2003 and 2002

          Notes to Financial Statements

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other information

Signature

Certifications

Exhibit Index

Exhibit 99.1

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                               MEDIA SOURCE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 March 31, 2003
                                  (Unaudited)

                ASSETS


Current Assets:
     Cash and cash equivalents .................................   $  3,039,066
     Certificate of deposit ....................................        180,048
     Accounts receivable, net of allowance for doubtful
       accounts of $65,000 .....................................      1,554,316
     Inventory .................................................        920,119
     Prepaid expenses ..........................................        521,661
     Deferred income taxes .....................................        961,000
                                                                   -------------

               Total current assets ............................      7,176,210


Property and equipment
     Buildings and improvements ................................      1,441,379
     Equipment .................................................        312,620
                                                                   -------------
                                                                      1,753,999
     Less accumulated depreciation .............................       (402,174)
                                                                   -------------

                Total property and equipment, net ..............      1,351,825


Other Assets:
     Cost in excess of net assets acquired and other intangible assets,
        net of accumulated amortization of $1,155,374 ..........      1,698,685
     Land held for resale ......................................        888,794
     Long-term investments .....................................        390,667
     Investment in limited partnership .........................        244,668
     Deferred income taxes .....................................        362,000
     Other .....................................................         16,184
                                                                   -------------

               Total other assets ..............................      3,600,998


                                                                   -------------

TOTAL ASSETS ...................................................   $ 12,129,033
                                                                   =============



                             See accompanying notes



                               MEDIA SOURCE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 March 31, 2003
                                  (Unaudited)


        LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Accounts payable ........................................   $    306,812
     Accrued liabilities .....................................        553,346
     Accrued tax liabilities .................................        147,511
     Deferred revenue ........................................      3,183,975
     Current portion of note payable .........................         47,945
     Current portion of capital lease obligation .............         13,845
                                                                 ------------

               Total current liabilities .....................      4,253,434

Long-Term Liabilities:
     Long-term capital lease obligation ......................      1,207,277
     Long-term note payable ..................................         47,923
                                                                 ------------

                Total liabilities ............................      5,508,634


Stockholders' Equity:
     Preferred shares: $.01 par value; 300,000 shares
      authorized; no shares issued or outstanding
     Common shares: $.01 par value; 500,000 shares authorized;          3,431
       343,137 issued and outstanding
     Capital in excess of stated value .......................     21,815,126
     Notes receivable from stock sales .......................       (704,013)
     Accumulated other comprehensive loss ....................        (26,204)
     Accumulated deficit .....................................    (14,209,118)
                                                                 -------------

                                                                    6,879,222

     Less shares of common stock in treasury of 19,361 at cost       (258,823)

                                                                  ------------
               Total stockholders' equity ....................      6,620,399

                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................   $ 12,129,033
                                                                 ============



                             See accompanying notes


                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three months ended March 31,
                                              2003            2002
                                              ----            ----
                                                    (Unaudited)



Revenues ...............................   $ 2,079,788    $ 1,747,015
Costs of goods sold ....................       717,745        621,954
                                             ---------      ---------
Gross profit ...........................     1,362,043      1,125,061



Operating expenses:
     Selling, general and administrative       870,854        689,570
     Depreciation and amortization .....        27,478         27,857
                                             ---------       --------
Total operating expenses ...............       898,332        717,427

                                             ---------       --------
Income from operations .................       463,711        407,634


Other income (expense)
     Interest, net .....................       (17,809)       (20,022)
     Realized gain (loss) on investments          --           16,293
     Unrealized (loss) on investments ..          --          (16,437)
     Other .............................         1,000           --
                                             ----------      ---------
Total other expense ....................       (16,809)       (20,166)

                                             ----------      ---------
Income from operations before taxes ....       446,902        387,468

Benefit from income taxes ..............       151,000        115,000
                                             ----------      ---------

NET INCOME .............................   $   597,902    $   502,468
                                             ==========      =========


Basic earnings per common share: .......   $      1.85    $      1.55
                                             ==========      =========
Weighted average number of common
  shares outstanding ...................       323,776        323,776
                                             ==========      =========

Diluted earnings per common share: .....   $      1.45    $      1.32
                                             ==========      =========
Weighted average number of common
  shares outstanding ...................       413,652        379,778
                                             ==========      =========



                             See accompanying notes


                      MEDIA SOURCE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                        Three months ended March 31,
                                             2003           2002
                                             ----           ----
                                                 (Unaudited)

NET INCOME                              $597,902           $502,468


Unrealized gain on securities available
   for sale (net of deferred tax expense
   of $7,000)                             12,594              --
                                        --------            --------


COMPREHENSIVE INCOME                    $610,496           $502,468
                                        ========           ========







                             See accompanying notes



                      MEDIA SOURCE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Three months ended March 31,
                                                      2003              2002
                                                      ----              ----
                                                          (Unaudited)

Cash Flow from Operations:
  Net income .....................................   $   597,902    $   502,468
  Reconciliation to net cash flow provided by operations:
     Depreciation and amortization ...............        27,478         27,857
     Realized gain on investments ................          --          (16,293)
     Unrealized loss on investments ..............          --           16,437
     Deferred income taxes .......................      (151,000)      (115,000)
     Changes in working capital items of operations:
       Payments for purchase of trading securities ..       --             (815)
       Proceeds from the sale of trading securities .       --           29,843
       Accounts receivable ..........................    355,949        442,092
       Inventory ....................................    (44,100)        11,536
       Prepaid expenses and other assets ............    (44,356)       109,994
       Accounts payable and accrued liabilities .....   (187,169)      (159,235)
       Deferred revenue .............................   (353,237)      (189,011)
                                                        ---------      ---------
Net cash provided by operations .....................    201,467        659,873
                                                        ---------      ---------

Cash flow from investing activities:
     Payments for purchase of property and equipment .    (1,586)       (11,627)
     Payments for land held for resale ............     (592,255)          --
     Purchase of long-term securities .............         (977)          --
     Net change in certificate of deposit .........       (4,484)        (9,482)
                                                        ---------       --------
Net cash used in investing activities .............     (599,302)       (21,109)
                                                        ---------       --------

Cash flow from financing activities:
     Payments on capital lease obligations ........       (3,277)        (3,004)
                                                        ---------       --------
Net cash used in financing activities .............       (3,277)        (3,004)
                                                        ---------       --------

Increase (decrease) in cash .......................     (401,112)       635,760

Cash, beginning of period .........................    3,440,178      1,390,754
                                                       ---------      ----------

Cash, end of period ...............................  $ 3,039,066    $ 2,026,514
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

     Media Source, Inc.'s. (the "Company") principal operations are through MT Library Services, Inc., its wholly-owned subsidiary, which operates the Junior Library Guild, a subscription service that distributes first print, award winning children's books. The Company has its own editorial division that reviews books in the manuscript stage and makes selections for eighteen reading levels. The Company markets its book subscriptions and children's literature through a network of trained telephone sales representatives directly to public libraries and both private and public schools.

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

     The interim consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual financial statements and notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2002.


Note 2.  Principles of Consolidation

     The consolidated financial statements include the accounts of Media Source, Inc. (the "Company") and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions.


Note 3.  Reclassification

     Certain   2002  amounts   have  been   reclassified   to  conform  to  2003
presentation.

Note 4.  Supplemental Cash Flow Information

     Cash payments for the three months ended March 31, 2003 and 2002, included interest of approximately $27,000 and $27,000, respectively, and income taxes of approximately $0 and $0, respectively.


Note 5.  Income Taxes

     There was no income tax provision for the three months ended March 31, 2003 and 2002, due to the availability of net operating loss carryforwards and a reduction in the deferred income tax valuation allowance resulting in a deferred tax benefit equal to the provision for the quarter. Estimated income tax rates based on annualized income were taken into consideration. The aforementioned valuation allowance has been previously provided as a reduction of the value of the deferred tax asset attributable to the Company's net operating loss carryforwards. The three month period ended March 31, 2003 reflects an additional reduction in the valuation allowance and a related tax benefit to provide for the probable future utilization of net operating loss carryforwards.


Note 6. Earnings Per Share

     The following table represents the computation of basic and diluted earnings per share.


                                             Three months ended March 31,
                                                   2003        2002
                                                      (Unaudited)

Basic and Diluted Earnings Per Share:
Weighted average number of common
  shares outstanding ..........................    323,776    323,776

Net income available to common stockholders ...   $597,902   $502,468

Net income per share ..........................   $   1.85   $   1.55


Diluted Earnings Per Share:
Weighted average number of common shares
  outstanding - basic .........................    323,776    323,776

Effect of Diluted Securities:
Dilutive stock options ........................     89,876     56,003
                                                  --------   --------
Dilutive potential common shares ..............    413,652    379,779
                                                  ========   ========
Net income available to common stockholders and
   Assumed conversions ........................   $597,902   $502,468


Diluted net income per share ..................   $   1.45   $   1.32


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


Note 8. Recent Accounting Pronouncement

     In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." This Statement amends FAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS No. 148 provides for voluntary adoption of the fair value method for entities with fiscal years ending after December 15, 2002. The Company has elected to continue the use of the intrinsic value method, but has adopted the prominent disclosure provisions.

     Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", was issued in November 2002. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of March 31, 2003, the Company did not issue or modify any guarantees nor did the Company issue or modify any guarantees before March 31, 2003, which would have been disclosed in accordance with the disclosure requirements of FIN 45.


Note 9.  Subsequent Events

     In April 2003, the Company announced that it has entered into an Agreement and Plan of Merger with MSI Merger Corp., a newly formed company controlled by
S. Robert Davis, the Company Chairman and President and Charles R. Davis, son of
S. Robert Davis and a member of the Board of Directors. Under the terms of the Agreement, MSI will be merged into the Company and each share of the Company's common stock, other than the shares held by MSI, will receive $24.00 per share in cash. The options held by S. Robert Davis to purchase 100,000 shares of the Company's common stock at an exercise price of $2.25 per share will remain outstanding.

     The Merger Agreement was approved by the Board of Directors based upon the recommendation of a special committee of disinterested directors acting on, among other things, an opinion received from its financial advisor that the cash merger consideration is fair to the Company's unaffiliated shareholders from a financial point of view.

     The proposed merger is subject, among other things, to shareholder approval and compliance with all applicable regulatory and governmental requirements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

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

     The Company is required to perform impairment tests on goodwill an annual basis and between annual tests in certain circumstances. Changes in industry or market conditions could result in an impairment of goodwill charged to earnings.

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

     The Company provides reserves for investments accounted for using the equity method of accounting, when management determines the investment, advances or equity in earnings is not realizable.


First Quarter 2003 Compared with First Quarter 2002

     Revenues for the three months ended March 31, 2003, approximated $2.1 million compared to approximately $1.7 million for the three months ended March 31, 2002, an increase of 19% or approximately $333,000. The increase in revenues is principally attributable to a 33% increase in the number of monthly subscriptions sold, generating approximately $213,000 in revenue and approximately $135,000 in new release trade book and reference book sales to the school and library market generated by the recent acquisition of The Reading Circle.

     Cost of goods sold was approximately $718,000 for the three months ended March 31, 2003, compared to approximately $622,000 for the three months ended March 31, 2002 an increase of 15% or approximately $96,000. The increase in cost of goods sold corresponds to the increase in revenues. As a percentage of revenues, cost of goods sold was 35% during the three months of ended March 31, 2003, compared to 36% for the same period in 2002.

     Selling,  general, and administrative  expense were approximately  $871,000 for the three months ended March 31, 2003, compared to approximately $690,000 for the three months ended March 31, 2002, an increase of 26% or approximately $181,000. The increase in selling, general and administrative expenses during the three months ended March 31, 2003 compared to the three months ended March 31, 2002 are principally attributable to increased payroll and associated benefit costs to support the current and future growth of the company.

     Depreciation and amortization expense was approximately $27,000 for the three months ended March 31, 2003, compared to $28,000 for the three months ended March 31, 2002.

     Net interest expense was  approximately  $18,000 for the three months ended
March 31,  2003,  compared to  approximately  $20,000 for the three months ended
March 31, 2002, a decrease of 11% or $2,000. The decrease in net interest expense is primarily attributable to an approximate $2,000 increase in interest income earned on the Company's investment accounts in during the three months ended March 31, 2003 compared to the same period in 2002.

     There was no income tax provision for the three months ended March 31, 2003 and 2002, due to the availability of net operating loss carryforwards and a reduction in the valuation allowance resulting in a deferred tax benefit equal to the provision. Estimated income tax rates based on annualized income were taken into consideration. The aforementioned valuation allowance has been previously provided as a reduction of the value of the deferred tax asset attributable to the Company's net operating loss carryforwards. The first quarter ended March 31, 2002 reflects an additional reduction in the valuation allowance and a related tax benefit to provide for the probable future utilization of net operating loss carryforwards.

     The first quarter ended March 31, 2003 resulted in net income of approximately $598,000 versus net income of approximately $502,000 in the first quarter ended March 31, 2002, an increase of approximately $96,000. Income from operations before taxes increased 15% or approximately $59,000 during the three months ended March 31, 2003 compared to the same period in 2002. Gross profits increased approximately $237,000 and were offset by a corresponding increase in operating expense of approximately $181,000. An increase in income tax benefit for the three months ended March 31, 2003 compared to the same period in 2002 contributed an additional $36,000 to net income. Current quarter basic and diluted income per share for the three months ended March 31, 2003 was $1.85 and $1.45 respectively, versus basic and diluted income per share of $1.55 and $1.32 in the comparable period last year. The weighted average common and common equivalent shares for the three months ended March 31, 2003 and 2002 was 323,776.


Liquidity and Capital Resources

     The Company had a net decrease in cash for the three months ended March 31, 2003 of approximately $401,000, compared to a net increase for the comparable period in 2002 of approximately $636,000. Cash on hand was approximately $3.0 million and $2.0 million at March 31, 2003 and 2002 respectively, a twelve month increase of approximately $1.0 million.

     For the three months ended March 31, 2003, operations provided cash of approximately $201,000 compared to approximately $660,000 for the same period ended March 31, 2002. Income from operations for the three months ended March 31, 2003, adjusted for non-cash items such as depreciation and amortization of approximately $28,000 and deferred taxes of approximately $151,000, provided approximately $474,000 in cash. The primary increase in cash flow from operations during the three months ended March 31, 2003 was an approximately $356,000 decrease in accounts receivable. Primary decreases in cash flow from operations were approximately $44,000 increase in inventory, approximately $44,000 increase in prepaid expenses and other assets, approximately $187,000 decrease in accounts payable and accrued liabilities and approximately $353,000 decrease in deferred revenue.

     In 2002, income from operations for the three months ended March 31, 2002, adjusted for non-cash items such as depreciation and amortization of approximately $28,000 and deferred taxes of approximately $115,000, provided approximately $416,000 in cash. Primary increases in cash flow from operations in 2002 were approximately $442,000 decrease in accounts receivable and approximately $110,000 decrease in prepaid expenses and other assets. Primary decreases in cash flow from operations were approximately $159,000 decrease in accounts payable and accrued liabilities and approximately $189,000 decrease in deferred revenue.

     Cash used in investing activities for the three months ended March 31, 2003 was approximately $599,000 compared to cash used in investing activities of approximately $21,000 for the three months ended March 31, 2002. For the period ended March 31, 2003, the primary use of cash was approximately $592,000 for the purchase of land held for investment purposes.

     Cash used in financing activities was approximately $3,000 for the three months ended March 31, 2003 and March 31, 2002 for payments on capital lease obligations.

     The Company does not anticipate any material expenditures for property and equipment or real estate during the next twelve months. However, any possible material expenditures for property and equipment, or land to be held for investment purposes, would be financed by funds from operations and from cash currently on hand.

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

     At March 31, 2003, the Company had net working capital of approximately $2.9 million compared to net working capital of approximately $2.6 million at March 31, 2002.

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

     The Company believes its liquidity and availability of funds would not be materially impacted in the short-term by a decrease in the demand for the Company's product. The Company sells annual subscriptions to a customer base of approximately 11,000 subscribers. These subscriptions have staggered start dates throughout the year. As a result of a customer base located throughout the country and staggered subscriptions, the Company believes that a decrease in the demand would not immediately be felt.

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

     The Company's major commitment relates to a capital lease for the use of an office and warehouse facility by the Junior Library Guild. The lease is a twenty-year obligation with minimum monthly lease payments starting at $10,000 per month.

     The Company maintains its belief that its management policies and cash flow from operations should provide sufficient funds for the Company's normal business operations in the year 2003.

     As of March 31, 2003, the Company does not have any off-balance sheet arrangements, transactions, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or the availability of the Company's requirements for capital resources.

Seasonality

     Although the children's literature business correlates closely to the school year, the majority of the sales force remains intact throughout the year. However, the entire sales force is reduced during the December holiday season. As a subscription service, however, revenue is not seasonal and shipments of inventory continue throughout the year. Cash receipts decline during the summer months but do not cease, as public libraries remain open.


ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                None.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES

                None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.


ITEM 5.  OTHER INFORMATION

                None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits:

                   99.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.
                         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (b) Reports on Form 8-K filed during the quarter ended March
                   31, 2003:

                   None.

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


                                                Media Source, Inc.
                                                ------------------
                                                (Registrant)



Dated:   May 14, 2003                     By:    /s/
                                              -------------------------------
                                                Donald R. Hollenack
                                                Chief Financial Officer
                                                (Principal financial and
                                                 accounting officer and
                                                 authorized signatory of the
                                                 Company)

                     CHIEF EXECUTIVE OFFICER CERTIFICATION


I, S. Robert Davis, Chairman of the Board, President and Director of Media Source, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Media Source, Inc. (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluate the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  May 14, 2003

          /s/ S. Robert Davis
         -----------------------------------
              S. Robert Davis
              Chairman of the Board, President and Director
              (Principal executive officer)

                     CHIEF FINANCIAL OFFICER CERTIFICATION


I, Donald R. Hollenack, Chief Financial Officer of Media Source, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Media Source, Inc. (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluate the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  May 14, 2003

          /s/ Donald R. Hollenack
         ----------------------------------
              Donald R. Hollenack
              Chief Financial Officer
              (Principal financial and accounting officer)

                                 EXHIBIT INDEX

Exhibit No.    Description

   99.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.