Form 10QSB
period 2003-06-30
MEDIA SOURCE INC
filed 2003-08-14
CIK 354564

UNITED STATES
                       SECURITIES AND EXHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

 (Mark one)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2003

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of share  outstanding  of each of the issuer's  classes of
common  equity,  as  of  the  latest  practical  date:   323,776  common  shares
outstanding, each with $0.01 par value, as of August 14, 2003.

Transitional Small Business Disclosure Format (Check one): YES        NO   X   .

                               MEDIA SOURCE, INC.
                                  FORM 10-QSB
                                     INDEX


Part I - Financial Information

     Item 1 - Financial Statements (unaudited)

          Condensed Consolidated Balance Sheet - June 30, 2003

          Condensed Consolidated Statements of Operations - Three and Six Months ended June 30, 2003 and 2002

          Condensed Consolidated Statements of Comprehensive Income - Three and
                Six Months ended June 30, 2003 and 2002

          Condensed Consolidated Statements of Cash Flows - Six Months ended
                June 30, 2003 and 2002

          Notes to Financial Statements

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other information

Signature

Exhibit Index

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                               MEDIA SOURCE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 June 30, 2003
                                  (Unaudited)

ASSETS

Current Assets:
     Cash and cash equivalents .................................   $  3,323,230
     Certificate of deposit ....................................        180,048
     Accounts receivable, net of allowance for doubtful
       accounts of $65,000 .....................................      1,102,488
     Inventory .................................................        907,116
     Prepaid expenses ..........................................        405,113
     Deferred income taxes .....................................      1,100,000
                                                                      ---------

               Total current assets ............................      7,017,995


Property and equipment
     Buildings and improvements ................................      1,441,379
     Equipment .................................................        339,120
                                                                      ---------
                                                                      1,780,499
     Less accumulated depreciation .............................       (427,594)
                                                                      ---------

               Total property and equipment, net ...............      1,352,905


Other Assets:


     Cost in excess of net assets acquired and other intangible assets,
        net of accumulated amortization of $1,157,874 ..........      1,696,185
     Land held for resale ......................................        888,794
     Long-term investments .....................................        455,369
     Investment in limited partnership .........................        244,668
     Deferred income taxes .....................................        362,000
     Other .....................................................         44,006
                                                                      ---------


               Total other assets ..............................      3,691,022



                                                                      ---------

TOTAL ASSETS ...................................................   $ 12,061,922
                                                                     ==========





                             See accompanying notes



                               MEDIA SOURCE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 June 30, 2003
                                  (Unaudited)


        LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Accounts payable ...........................................   $   281,934
     Accrued liabilities ........................................       643,883
     Accrued tax liabilities ....................................       134,646
     Deferred revenue ...........................................     2,493,449
     Current portion of note payable ............................        47,945
     Current portion of capital lease obligation ................        14,149
                                                                      ---------

               Total current liabilities ........................     3,616,006


Long-Term Liabilities:
     Long-term capital lease obligation .........................     1,203,623
     Long-term note payable .....................................        47,923
                                                                      ---------

               Total liabilities ................................     4,867,552


Stockholders' Equity:
     Preferred shares: $.01 par value; 300,000 shares authorized;
       no shares issued or outstanding                                      --
     Common shares: $.01 par value; 500,000 shares authorized; ..
       343,137 issued and outstanding                                     3,431
     Capital in excess of stated value ..........................    21,815,126
     Notes receivable from stock sales ..........................      (704,013)
     Accumulated other comprehensive loss .......................        (5,046)
     Accumulated deficit ........................................   (13,656,305)
                                                                    -----------

                                                                      7,453,193


     Less shares of common stock in treasury of 19,361 at cost ..      (258,823)

                                                                      ---------
               Total stockholders' equity .......................     7,194,370

                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................  $ 12,061,922
                                                                     ==========


                             See accompanying notes



                               MEDIA SOURCE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                             Three Months Ended           Six Months Ended
                                   June 30                     June 30
                             2003          2002          2003            2002
                           ---------     ---------     ---------      ---------

Revenues ................$ 2,238,249   $ 1,835,595   $ 4,318,037    $ 3,582,610
Costs of goods sold .........785,486       663,569     1,503,231      1,285,522
                           ---------     ---------     ---------      ---------
Gross profit ..............1,452,763     1,172,026     2,814,806      2,297,088


Operating expenses:
     Selling, general
      and administrative ..1,012,127       767,737     1,882,981      1,457,308
     Depreciation and
      amortization ........   27,920        25,360        55,398         53,217
                           ---------     ---------     ---------      ---------
Total operating expenses ..1,040,047       793,097     1,938,379      1,510,525

Income from operations ....  412,716       378,929       876,427        786,563

Other income (expense)
     Interest, net ..........(18,535)      (18,936)      (36,344)       (38,959)
     Realized gain (loss)
      on investments .......     --        (15,075)         --            1,218
     Unrealized gain (loss)
      on investments .......     --         13,714          --           (2,723)
     Other .................   7,632         6,375         8,632          6,376
                           ---------     ---------     ---------      ---------
Total other income (expense) (10,903)      (13,922)      (27,712)       (34,088)


Income from operations     ---------     ---------     ---------      ---------
  before taxes ............  401,813       365,007       848,715        752,475


Income tax benefit .......   151,000       115,000       302,000        230,000
                           ---------     ---------     ---------      ---------

Net income ..............$   552,813   $   480,007   $ 1,150,715    $   982,475
                           =========     =========     =========       ========



Basic earnings per
  common share: .........$      1.71   $      1.48   $      3.55    $      3.03
                            ========     =========     =========      =========
Weighted average number of common
    shares outstanding ..    323,776       323,776       323,776        323,776
                            ========     =========     =========      =========

Diluted earnings per
  common share: .........$      1.33   $      1.17   $      2.78    $      2.42
                            ========     =========     =========      =========

Weighted average number of common
     shares outstanding ...  414,242       410,272       413,963        406,287
                           =========     =========     =========      =========



                             See accompanying notes



                               MEDIA SOURCE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)


                                Three Months Ended         Six Months Ended
                                     June 30                     June 30
                                2003          2002          2003         2002
                                ----          ----          ----         -----

Net income ................   $  552,813   $  480,007   $1,150,715   $  982,475


Unrealized income on securities available
     for sale (net of tax)....    21,158         --         33,752         --
                                 -------      -------    ---------      -------
Comprehensive income .........   573,971      480,007    1,184,467      982,475
                                 =======      =======    =========      =======



                             See accompanying notes




                               MEDIA SOURCE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                      Six months ended June 30,
                                                      -------------------------
                                                        2003             2002
                                                        ----             ----

Cash Flow from Operations:
Net income .............................. ........   $ 1,150,715    $   982,475
Reconciliation to net cash flow provided by operations:
     Depreciation and amortization ...............        55,398         53,217
     Realized gain loss on investments ...........          --           (1,218)
     Unrealized loss on investments ..............          --            2,723
     Deferred income taxes .......................      (302,000)      (230,000)
Changes in working capital items of  operations:
     Accounts receivable .........................       807,777        691,107
     Inventory ...................................       (31,097)        86,980
     Prepaid expenses and other assets ...........        44,370        104,699
     Accounts payable and accrued liabilities ....      (134,374)      (135,462)
     Deferred revenue ............................    (1,043,764)      (815,458)
                                                      -----------      --------

Net cash provided by operations ..................       547,025        739,063

Cash Flow from Investing Activities:
     Payments for purchase of property
       and equipment .............................       (28,087)       (13,422)
     Payments for land held for resale ...........      (592,255)          --
     Purchase of long-term securities ............       (32,521)          --
     Net change in certificate of deposit ........        (4,484)          --
     Purchase of trading securities ..............          --           (1,385)
     Proceeds from the sale of  trading securities ..       --          280,859
Net cash provided by (used in) investing activities ..  (657,347)       266,052
                                                        ---------      --------
Cash Flow from Financing Activities:
     Payments on capital lease obligations ...........    (6,626)        (6,074)
                                                        ---------      --------
Net cash used in financing activities ................    (6,626)        (6,074)

Increase (decrease) in cash ..........................  (116,948)       999,041

Cash, beginning of period ............................ 3,440,178      1,556,835
                                                       ---------      ---------

Cash, end of period ................................ $ 3,323,230    $ 2,555,876
                                                       =========      =========






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

Note 4.  Supplemental Cash Flow Information

     Cash payments during the six months ended June 30, 2003 and 2002, included interest of approximately $53,000 and $54,000, respectively, and income taxes of approximately $0 and $0, respectively.


Note 5.  Income Taxes

     There was no income tax provision for the three months ended June 30, 2003 and 2002, due to the availability of net operating loss carryforwards and a reduction in the deferred income tax valuation allowance resulting in a deferred tax benefit equal to the provision for the quarter. Estimated income tax rates based on annualized income were taken into consideration. The aforementioned valuation allowance has been previously provided as a reduction of the value of the deferred tax asset attributable to the Company's net operating loss carryforwards. The three and six month periods ended June 30, 2003 and 2002 reflect an additional reduction in the valuation allowance and a related tax benefit to provide for the probable future utilization of net operating loss carryforwards.


Note 6. Earnings Per Share

     The following table represents the computation of basic and diluted earnings per share.


                                                  Six months ended June 30,
                                                    2003            2002
                                                   --------       ---------
                                                        (Unaudited)

Basic and Diluted Earnings Per Share:
Weighted average number of
   common shares outstanding ..................      323,776      323,776

Net income available to common stockholders ...   $1,150,715   $  982,475

Net income per share ..........................   $     3.55   $     3.03



Diluted Earnings Per Share:
Weighted average number of common shares
outstanding - basic ...........................      323,776      323,776

Effect of Diluted Securities:
Dilutive stock options ........................       90,187       82,511
                                                   ---------     --------
Dilutive potential common shares ..............      413,963      406,287
                                                   =========     ========

Net income available to common stockholders and
   assumed conversions ........................   $1,150,715   $  525,639


Diluted net income per share ..................   $     2.78   $     1.45


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

     On April 21, 2003, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with MSI Merger Corp., a corporation organized at the direction of S. Robert Davis, Chairman of the Board, President and a stockholder of the Company, and Charles R. Davis, a director and stockholder of the Company. The Merger Agreement provides that upon consummation, each issued and outstanding share of Company common stock not owned by MSI Merger Corp. will be entitled to receive $24 per share in cash, without interest.

     The Merger Agreement was approved by the Board of Directors based upon the recommendation of a special committee of disinterested directors acting on, among other things, an opinion received from its financial advisor that the cash merger consideration is fair to the Company's unaffiliated shareholders from a financial point of view.

     The proposed merger is subject, among other things, to shareholder approval and compliance with all applicable regulatory and governmental requirements. A special meeting of stockholders is to be held on September 19, 2003 to consider and vote upon the proposal to approve and adopt the Agreement and Plan of Merger.


Note 8. Cost in Excess of Net Assets Acquired

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires the Company to perform impairment tests on goodwill on an annual basis under certain circumstances, and written off when impaired, rather that being amortized as previous standards required. The Company performed the annual tests on goodwill as of June 30, 2003 and determined there was no impairment of its goodwill. There can be no assurance that the future goodwill impairment tests will not result in a charge to earnings. The Company has goodwill of approximately $1.6 million as of June 30, 2003.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------
         CAUTIONARY STATEMENT

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in other section of this Annual Report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts including, without limitation, the Company's expectations with respect to expenditures for property and equipment or real estate, the Company's ability to use the internet to increase sales to existing subscribers and to attract new subscribers, the Company's expectation with respect to expenditures for internet development, the Company's expectations with respect to the impact of a decrease in the demand for the Company's product, and the Company's expectation with respect to the funds available to the Company for operations in 2003 are "forward-looking statements" made pursuant to the safe harbor provisions of the

Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the competitive conditions that currently exist in the Company's industry, which could adversely impact sales and erode gross margins; and (ii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's profitability. The foregoing list should not be construed as exhaustive and the Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


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

     The Company is required to perform impairment tests on goodwill on an annual basis and between annual tests in certain circumstances. Changes in industry or market conditions could result in an impairment of goodwill charged to earnings.

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


Second Quarter 2003 Compared with Second Quarter 2002

     Revenues for the three months ended June 30, 2003, approximated $2.2 million compared to approximately $1.8 million for the three months ended June 30, 2002, an increase of 22% or approximately $403,000. Sixty two percent, or approximately $250,000, of the increase in revenues is principally attributable to an increase in sales of new subscription exceeding sales lost to attrition. In addition, the Company's new acquisition, in the fourth quarter of 2002, contributed approximately $124,000 in new release trade book and reference book sales to the school and library market.

     Cost of goods sold was approximately $785,000 for the three months ended June 30, 2003, compared to approximately $664,000 for the three months ended June 30, 2002 an increase of 18% or approximately $122,000. The increase in cost of goods sold corresponds to the increase in revenues. As a percentage of revenues, cost of goods sold was 35% during the three months ended June 30, 2003, compared to 36% for the same period in 2002.

     Selling, general, and administrative expense were approximately $1 million for the three months ended June 30, 2003, compared to approximately $768,000 for the three months ended June 30, 2002, an increase of 32% or approximately $244,000. The increase in selling, general and administrative expenses during the three months ended June 30, 2003 compared to the three months ended June 30, 2002 are principally attributable to increased payroll and related benefits, costs associated to support the current and future growth of the company and expenses related to the planned merger with MSI Merger Corp. (see "Note 7, Related Party Transactions").

     Depreciation and amortization expense was approximately $28,000 for the three months ended June 30, 2003, compared to $25,000 for the three months ended June 30, 2002, an increase of 10% or approximately $3,000. The increase is attributable to a higher depreciable asset base for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

     Net interest expense was approximately $19,000 for the three months ended June 30, 2003 and 2002.

     There was no income tax provision for the three months ended June 30, 2003 and 2002, due to the availability of net operating loss carryforwards and a reduction in the valuation allowance resulting in a deferred tax benefit equal to the provision. Estimated income tax rates based on annualized income were taken into consideration. The aforementioned valuation allowance has been previously provided as a reduction of the value of the deferred tax asset attributable to the Company's net operating loss carryforwards. The second quarter ended June 30, 2003 reflects an additional reduction in the valuation allowance and a related tax benefit to provide for the probable future utilization of net operating loss carryforwards.

     The second quarter ending June 30, 2003 resulted in net income of approximately $553,000 versus net income of approximately $480,000 in the second quarter ending June 30, 2002, an increase of 15% or approximately $73,000. Income from operations before taxes increased 10% or approximately $37,000 during the three months ended June 30, 2003 compared to the same period in 2002. Gross profits increased approximately $281,000 and were offset by an increase in operating expense of approximately $247,000, which mainly related to payroll and associated benefits, legal and consulting fees. An increase in income tax benefit for the three months ended June 30, 2003 compared to the same period in 2002 contributed an additional $36,000 to net income. Current quarter basic and diluted income per share for the three months ended June 30, 2003 and 2002 was $1.71 and $1.33 respectively, versus basic and diluted income per share of $1.48 and $1.17 in the comparable period last year. The weighted average common and common equivalent shares for the three months ended June 30, 2003 and 2002 was 323,776.


Six Months ended June 30, 2003 Compared with Six Months ended June 30, 2002

     Revenues for the six months ended June 30, 2003, approximated $4.3 million compared to approximately $3.6 million for the six months ended June 30, 2002, an increase of 21% or approximately $735,000. Sixty three percent, or approximately $463,000, of the increase in revenues is principally attributable to an increase in sales of new subscriptions exceeding sales lost to attrition. In addition, the Company's new acquisition, in the fourth quarter of 2002, contributed approximately $255,000 in new release trade book and reference book sales to the school and library market.

     Cost of goods sold was approximately $1.5 million for the six months ended June 30, 2003, compared to approximately $1.3 million for the six months ended June 30, 2002 an increase of 17% or approximately $218,000. The increase in cost of goods sold corresponds to the increase in revenues. As a percentage of revenues, cost of goods sold was 35% during the six months ended June 30, 2003, compared to 36% for the same period in 2003.

     Selling, general, and administrative expense were approximately $1.9 million for the six months ended June 30, 2003, compared to approximately $1.5 million for the six months ended June 30, 2002, an increase of 29% or approximately $426,000. The increase in selling, general, and administrative expenses that occurred during the first six months of 2003 compared to 2002 continues to be principally attributable to increased payroll and related benefits, costs to support the current and future growth of the company expenses related to the planned merger with MSI Merger Corp. (see "Note 7, Related Party Transactions").

     Depreciation and amortization expense was approximately $55,000 for the six months ended June 30, 2003, compared to $53,000 for the six months ended June 30, 2002, an increase of 4% or approximately $2,000.

     Net interest expense was approximately $36,000 for the six months ended June 30, 2003, compared to approximately $39,000 for the six months ended June 30, 2002, an decrease of 7% or approximately $3,000. The decrease in net interest expense is principally due to an increase in investment earnings for the six months ended June 30, 2003 compared to the same period in 2002.

     There was no income tax provision for the six months ended June 30, 2003 and 2002, due to the availability of net operating loss carryforwards and a reduction in the valuation allowance resulting in a deferred tax benefit equal to the provision. Estimated income tax rates based on annualized income were taken into consideration. The aforementioned valuation allowance has been previously provided as a reduction of the value of the deferred tax asset attributable to the Company's net operating loss carryforwards. The six months ended June 30, 2003 reflects an additional reduction in the valuation allowance and a related tax benefit to provide for the probable future utilization of net operating loss carryforwards.

     The six months ending June 30, 2003 resulted in net income of approximately $1.2 million versus net income of approximately $982,000 for the six months ending June 30, 2002, an increase of 17% or approximately $168,000. Income from operations before taxes increased 13% or approximately $96,000 during the six months ended June 30, 2003 compared to the same period in 2002. Gross profits increased approximately $518,000 and were offset by an increase in operating expense of approximately $428,000, which mainly related to payroll and associated benefits, legal and consulting fees. An increase in income tax benefit for the six months ended June 30, 2003 compared to the same period in 2002 contributed an additional $72,000 to net income. Basic and diluted income per share for the six months ended June 30, 2003 and 2002 was $3.55 and $2.78 respectively, versus basic and diluted income per share of $3.03 and $2.42 in the comparable period last year. The weighted average common and common equivalent shares for the six months ended June 30, 2003 and 2002 was 323,776.

     Over the past six months, the Company has experienced difficult market conditions as schools and public libraries have been forced to make budget cuts and reduce funding as a result of general economic conditions. The Company's subscription renewal rates, as a percentage, have decreased in every month of 2003 compared to the same period in 2002. The Company has experienced more reluctance to purchase its product and is concerned about these trends for the third and fourth quarters of 2003. Historically, the three-month period beginning September through November has the highest amount of subscriptions starting during the year. As a result, if the trends continue, the impact of budget cuts, reduced funding and consumer reluctance could adversely effect revenues for future periods.

     The  Company is  concerned  over the trends  effecting  subscription  sales because subscription revenue is recognized over a twelve-month period. Additionally, monthly renewal rates in 2003 were lower than monthly renewal rates in 2002. The Company anticipates continued decreases in renewal rates for the remainder of 2003, thus, revenue in future periods could be adversely effected. As a result, we cannot assure that the financial results we have experienced during the first six months of our fiscal year will continue.

     In an attempt to counteract the potential negative effects these trends could have on future revenues, the Company has aggressively increased its marketing efforts by expanding our sales force, increasing incentive programs, and adding additional reading levels. If the Company can increase new subscription sales that exceed sales lost to attrition during the three-month period beginning September through November, the negative effects that these trends will have on revenue will be reduced. However, we cannot assure that our marketing efforts will have positive effects.


Liquidity and Capital Resources

     The Company had a net decrease in cash for the six months ended June 30, 2003 of approximately $117,000, compared to a net increase for the comparable period in 2002 of approximately $999,000. Cash on hand was approximately $3.3 million and $2.6 million at June 30, 2003 and 2002 respectively, a twelve month increase of approximately $767,000.

     For the six months ended June 30, 2003, operations provided cash of approximately $547,000 compared to approximately $739,000 for the same six month period ended June 30, 2002. Income from operations for the six months ended June 30, 2003, adjusted for non-cash items such as depreciation and amortization of approximately $55,000 and deferred taxes of approximately $302,000, provided approximately $904,000 in cash. The primary increases in cash flow from operations during the six months ended June 30, 2003 was approximately $808,000 decrease in accounts receivable and approximately $44,000 decrease in prepaid expenses and other assets. Primary decreases in cash flow from operations were approximately $31,000 increase in inventory, approximately $134,000 decrease in accounts payable and accrued liabilities and approximately $1 million decrease in deferred revenue.

     In 2002, income from operations for the six months ended June 30, 2002, adjusted for non-cash items such as depreciation of approximately $53,000 and deferred taxes of approximately $230,000, provided approximately $807,000 in cash. Primary increases in cash flow from operations in 2002 were approximately $691,000 decrease in accounts receivable, approximately $87,000 decrease in inventory and approximately $105,000 decrease in prepaid expenses and other assets. Primary decreases in cash flow from operations were approximately $135,000 decrease in accounts payable and accrued liabilities and approximately $815,000 decrease in deferred revenue.

     Cash used in investing activities for the six months ended June 30, 2003 was approximately $657,000 compared to cash provided by investing activities of approximately $266,000 for the six months ended June 30, 2002. For the six months ended June 30, 2003, the primary use of cash was approximately $592,000 for the purchase of land held for investment purposes. In 2002, the primary source of cash provided by investing activities was approximately $281,000 in proceeds from the sale of trading securities

     Cash used in financing activities for payments on capital lease obligations were approximately $7,000 and $6,000 respectively, for the six months ended June 30, 2003 and 2002.

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

     At June 30, 2003, the Company had net working capital of approximately $3.4 million compared to net working capital of approximately $2.4 million at June 30, 2002.

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

     The Company believes its liquidity and availability of funds would not be materially impacted in the short-term by a decrease in the demand for the Company's product. The Company sells annual subscriptions to a customer base of approximately 11,000 subscribers with approximately 47% of the subscriptions starting during a three-month period beginning September through November. Even with a large number of subscriptions starting in the second half of the year, offset by a customer base located throughout the country, the Company believes that its liquidity position would not materially be effected in the short-term.

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

     The Company's major commitment relates to a capital lease for the use of an office and warehouse facility by the Junior Library Guild. The lease is a twenty-year obligation with minimum monthly lease payments currently at $10,000 per month. There are seventeen years left on the capital lease.

     The Company maintains its belief that its management policies and cash flow from operations should provide sufficient funds for the Company's normal business operations in the year 2003.

     As of June 30, 2003, the Company does not have any off-balance sheet arrangements, transactions, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or the availability of the Company's requirements for capital resources.


Seasonality

     Although the children's literature business correlates closely to the school year, the majority of the sales force remains intact throughout the year. However, the entire sales force is reduced during the month of July and the December holiday season. As a subscription service, however, shipments of inventory continue throughout the year. Cash receipts decline during the summer months but do not cease, as public libraries remain open.


ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.


ITEM 5.  OTHER INFORMATION

                None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits:

               31.1 Certification of Principal  Executive Officer Pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification of Principal  Financial Officer Pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification of Principal  Executive Officer Pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification of Principal  Financial Officer Pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

                    None.

                                   SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Media Source, Inc.
                                                (Registrant)



Dated:   August 14, 2003                 By:     /s/  Donald R. Hollenack
                                                -----------------------------
                                                      Donald R. Hollenack
                                                      Chief Financial Officer
                                                     (Principal financial and
                                                       accounting officer and
                                                       authorized signatory of
                                                       the Company)

                                 EXHIBIT INDEX

Exhibit No.    Description

31.1            Certification of Principal Executive Officer Pursuant to
                18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2            Certification of Principal Financial Officer Pursuant to
                18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1            Certification of Principal Executive Officer Pursuant to
                18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2            Certification of Principal Financial Officer Pursuant to
                18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.